Form 10QSB
period 2005-03-31
PARKE BANCORP, INC.
filed 2005-05-20
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Registration No. 333-122406

                               PARKE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                New Jersey                                     65-1241959
---------------------------------------------                 ------------
(State or other jurisdiction of incorporation                 IRS Employer
or organization)                                          Identification Number)

             601 Delsea Drive, Washington Township, New Jersey 08080
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  856-256-2500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes     No X
                                                                       ---   ---

                      Applicable only to corporate issuers

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 0 shares outstanding as of May 19, 2005.



    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                               PARKE BANCORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                      INDEX


Part I       FINANCIAL INFORMATION                                          Page
------                                                                      ----

Item 1.      Financial Statements                                             2
Item 2.      Management's Discussion and Analysis or Plan of Operation        9
Item 3.      Controls and Procedures                                         13

Part II      OTHER INFORMATION
------

Item 1.      Legal Proceedings                                               14
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     14
Item 3.      Default Upon Senior Securities                                  14
Item 4.      Submission of Matters to a Vote of Security Holders             14
Item 5.      Other Information                                               14
Item 6.      Exhibits                                                        14

SIGNATURES                                                                   15

CERTIFICATIONS

ITEM 1.  FINANCIAL STATEMENTS

Financial statements provided in this Form 10-QSB are for Parke Bank and subsidiary.

Separate financial statements for Parke Bancorp, Inc. have not been included in this Form 10-QSB because Parke Bancorp Inc, which has engaged in only organizational activities to date, has no significant assets, contingent or other liabilities, revenues, expenses or earnings per share.

The reorganization of Parke Bank into the holding company form of ownership was approved by stockholders of Parke Bank at a meeting held on May 10, 2005 and is expected to become effective on June 1, 2005 at which time Parke Bank will become a wholly-owned subsidiary of Parke Bancorp, Inc.

                            PARKE BANK AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                                      March 31,      December 31,
                                                                                        2005             2004
                                                                                   -------------    -------------
                                                                                    (unaudited)
                                    ASSETS
Cash and cash due from banks                                                       $   3,545,142    $   1,780,280
Federal funds sold                                                                        21,625           21,508
                                                                                   -------------    -------------
    Cash and cash equivalents                                                          3,566,767        1,801,788
                                                                                   -------------    -------------

Investment securities available-for-sale, at market value                             24,535,734       24,042,802
Investment securities held to maturity, at amortized cost
       (market value: $547,285 March 31, 2005; $540,740 December 31, 2004)               547,290          547,632
                                                                                   -------------    -------------
    Total investment securities                                                       25,083,024       24,590,434
                                                                                   -------------    -------------

Restricted stock, at cost                                                                998,500        1,064,200
                                                                                   -------------    -------------

Loans                                                                                200,550,290      188,606,990
Less: allowance for loan losses                                                       (2,852,785)      (2,620,651)
                                                                                   -------------    -------------
    Total net loans                                                                  197,697,505      185,986,339
                                                                                   -------------    -------------

Bank premises and equipment, net                                                       3,206,152        3,247,179
Accrued interest receivable and other assets                                           8,153,222        7,648,623
                                                                                   -------------    -------------
       Total assets                                                                $ 238,705,170    $ 224,338,563
                                                                                   =============    =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Noninterest-bearing demand                                                     $  15,255,130    $  15,960,444
    Interest-bearing                                                                 178,034,540      163,624,567
                                                                                   -------------    -------------
             Total deposits                                                          193,289,670      179,585,011
Borrowed funds                                                                        19,492,918       20,378,726

Accrued interest payable and other accrued liabilities                                 2,046,494        1,545,675
                                                                                   -------------    -------------

        Total liabilities                                                           214,829,082      201,509,412
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 1)
SHAREHOLDERS' EQUITY
  Common stock,
    $5 par value,  10,000,000 shares authorized;  2,233,133 and 2,175,559 shares
    issued and outstanding at March 31, 2005 and December 31, 2004, respectively      11,165,665       10,877,795
  Additional paid-in capital                                                           8,916,188        8,729,863
  Retained earnings                                                                    4,024,714        3,292,697
  Accumulated other comprehensive income (loss)                                         (230,479)         (71,204)
                                                                                   -------------    -------------
      Total shareholders' equity                                                      23,876,088       22,829,151
                                                                                   -------------    -------------
      Total liabilities and shareholders' equity                                   $ 238,705,170    $ 224,338,563
                                                                                   =============    =============

    See Notes to Consolidated Financial Statements

                            PARKE BANK AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the three      For the three
                                                            months ended       months ended
                                                           March 31, 2005     March 31, 2004
                                                           --------------     --------------
INTEREST INCOME
   Interest and fees on loans                                $3,399,121         $2,590,985
   Interest and dividends on securities                         297,248            156,411
    Interest on federal funds sold                                  118             10,155
                                                             ----------         ----------
      Total interest and dividend income                      3,696,487          2,757,551
                                                             ----------         ----------

INTEREST EXPENSE
   Interest on deposits                                       1,115,880            853,169
   Interest on borrowings                                       149,321             46,803
                                                             ----------         ----------
      Total interest expense                                  1,265,201            899,972
                                                             ----------         ----------

      Net interest income                                     2,431,286          1,857,579

PROVISION FOR LOAN LOSSES                                       232,134            112,875
                                                             ----------         ----------

      Net interest income after provision for losses          2,199,152          1,744,704
                                                             ----------         ----------

   NONINTEREST INCOME
    Loan brokerage fees                                               -                  -
    Service charges and other fee income                        152,707            152,897
    Gain on sale of securities                                        -                  -
                                                             ----------         ----------
      Total noninterest income                                  152,707            152,897
                                                             ----------         ----------

   NONINTEREST EXPENSES
     Compensation and benefits                                  526,032            410,812
     Occupancy, equipment and data processing                   195,078            224,266
     Marketing and business development                          33,827             45,213
     Professional services                                      197,408             45,232
     Other operating expenses                                   181,497            148,353
                                                             ----------         ----------
       Total noninterest expenses                             1,133,842            873,876
                                                             ----------         ----------

      INCOME BEFORE INCOME TAX EXPENSE                        1,218,017          1,023,725

      INCOME TAX EXPENSE                                        486,000            400,400
                                                             ----------         ----------

      NET INCOME                                             $  732,017         $  623,325
                                                             ==========         ==========

      NET INCOME PER COMMON SHARE
         Basic                                               $     0.33         $     0.29
                                                             ==========         ==========
         Diluted                                             $     0.28         $     0.25
                                                             ==========         ==========

      WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                2,204,778          2,146,603
                                                             ==========         ==========
         Diluted                                              2,627,676          2,522,584
                                                             ==========         ==========

  See Notes to Consolidated Financial Statements

                            PARKE BANK AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                                       2005            2004
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net income                                                                       $    732,017    $    623,325
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                       65,752          54,458
   Provision for loan losses                                                          232,134         112,875
   Net (accretion) amortization of investment securities                              (34,944)        (17,214)
 Changes in operating assets and liabilities:
   Increase in accrued interest receivable and other assets                          (398,416)       (889,258)
   Increase in accrued interest payable and other liabilities                         500,819         371,133
                                                                                 ------------    ------------
   Net cash provided by (used in) operating activities                              1,097,362        (255,319)
                                                                                 ------------    ------------

 INVESTING ACTIVITIES
   Purchases of available for sale investment securities                           (1,000,000)     (2,479,798)
   Proceeds from sales of restricted stock                                             65,700             700
   Proceeds from sales and maturities of securities                                         -       1,000,000
   Principal payments on mortgage-backed securities                                   276,896         487,702
   Net increase in loans                                                          (11,943,300)     (7,880,042)
   Purchase of bank owned life insurance                                                    -      (2,000,000)
   Purchase of building and equipment                                                 (24,725)        (63,584)
                                                                                 ------------    ------------
   Net cash used in investing activities                                          (12,625,429)    (10,935,022)
                                                                                 ------------    ------------

 FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                             474,195          34,498
   Net decrease in borrowings                                                        (885,808)     (1,015,079)
   Net increase in interest bearing deposits                                       14,409,973      14,522,540
   Net decrease in noninterest-bearing deposits                                      (705,314)       (172,970)
                                                                                 ------------    ------------
   Net cash provided by financing activities                                       13,293,046      13,368,989
                                                                                 ------------    ------------

 INCREASE IN CASH AND CASH EQUIVALENTS                                              1,764,979       2,689,286

 CASH AND CASH EQUIVALENTS, JANUARY 1,                                              1,801,788       4,267,256
                                                                                 ------------    ------------

 CASH AND CASH EQUIVALENTS, MARCH 31,                                            $  3,566,767    $  6,956,542
                                                                                 ============    ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest on deposits and borrowed funds                                       $  1,032,738    $    861,111
                                                                                 ============    ============
   Income taxes                                                                  $          -    $    100,000
                                                                                 ============    ============

   See Notes to Consolidated Financial Statements

                            PARKE BANK AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         Parke Bank (the "Bank") is a commercial bank, which was incorporated on August 25, 1998, and commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank maintains its principal office at 601 Delsea Drive, Washington Township, New Jersey. It also conducts business through offices in Northfield and Washington Township, New Jersey. The Bank also has a Loan Production Office in Philadelphia, Pennsylvania maintained exclusively for loan production.

Financial Statements

         The financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended December 31, 2004 and 2003 included in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the FDIC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Basis of Financial Statement Presentation

         The financial statements include the accounts of Parke Bank and its subsidiary. All significant inter-company accounts and transactions have been eliminated. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practice within the banking industry.

Use of Estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Critical Accounting Policies

Allowance for Losses on Loans. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses. Loans that are determined to be uncollectible are charged against the allowance account, and subsequent recoveries, if any, are credited to the allowance. When evaluating the adequacy of the allowance, an assessment of the loan portfolio will typically include changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions which may affect borrowers' ability to repay, and other factors which may warrant current recognition. Such periodic assessments may, in management's judgment, require the Bank to recognize additions or reductions to the allowance.

Investments. The Bank has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" are carried at fair value, with temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary result in write downs of the individual securities to their fair value, are included in noninterest income in the statement of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Bank would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of March 31, 2005 are the result of market changes in interest rates since the securities where purchased. This factor coupled with the fact the Bank has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Commitments

         In the general course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these commitments.

Contingencies

         The Bank is from time to time a party to routine litigation in the normal course of its business. Management does not believe that the resolution of this litigation will have a material adverse effect on the financial condition or results of operations of the Bank. However, the ultimate outcome of any such litigation, as with litigation generally, is inherently uncertain and it is possible that some litigation matters may be resolved adversely to the Bank.


NOTE 2.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2004 was 2,204,778 and 2,146,603, respectively.

         Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 422,898 and 375,981 additional shares for the three months ended March 31, 2005 and 2004, respectively.

         Both basic and diluted earnings per share computations give retroactive effect to stock dividends declared in 2004.


NOTE 3.  STOCK-BASED EMPLOYEE COMPENSATION

          The Bank has stock-based employee compensation plans. As permitted under generally accepted accounting principles, grants of options under the plan are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Because options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004, if the Bank had applied the fair value recognition provisions of Financial
Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Employee Compensation, to stock-based employee compensation. Both basic and diluted calculations give retroactive effect to stock dividends declared.

                                                                  Three Months Ended
                                                                        March 31,
                                                                  2005           2004
                                                              -----------    -----------

Net income, as reported                                       $   732,017    $   623,325
Deduct total stock-based compensation expense
determined under the fair value method for all awards,  net
of related tax effects                                            (90,000)       (34,800)
                                                              -----------    -----------
Pro-forma net income                                          $   642,017    $   588,525
                                                              ===========    ===========

Basic earnings per share:
    As reported                                               $      0.33    $      0.29
    Pro forma                                                 $      0.29    $      0.27

Diluted earnings per share:
    As reported                                               $      0.28    $      0.25
    Pro forma                                                 $      0.24    $      0.23



NOTE 4.  REGULATORY RESTRICTIONS

         The Bank is subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

                                                                                                  For Capital
                                                                      Actual                    Adequacy Purpose

                                                                Amount      Ratio              Amount     Ratio
                                                                ------      -----              ------     -----

As of March 31, 2005:                                      (000 omitted)                 (000 omitted)
--------------------
Total Risk Based Capital (to Risk Weighted Assets)              $26,577      13%              $16,105       8%

Tier 1 Capital (to Risk Weighted Assets)                         24,056      12%                8,053       4%

Tier 1 Capital (to Average Assets)                               24,056      11%                9,198       4%

As of December 31, 2004:
------------------------

Total Risk Based Capital (to Risk Weighted Assets)              $25,254      13%              $15,042       8%

Tier 1 Capital (to Risk Weighted Assets)                         22,900      12%                7,521       4%

Tier 1 Capital (to Average Assets)                               22,900      11%                8,301       4%



         Management believes, as of March 31, 2005 and December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

NOTE 5.  SUBSEQUENT EVENT

         At the 2005 Annual Meeting of Shareholders held on May 10, 2005, stockholders of the Bank approved a proposal to reorganize the Bank into the holding company form of ownership in accordance with a Plan of Acquisition under which (i) the Bank will become a wholly-owned subsidiary of Parke Bancorp, Inc., a New-Jersey corporation formed for the purpose of becoming the holding company for the Bank and (ii) each outstanding share of the Bank will be automatically converted into one share of Parke Bancorp, Inc. Approvals have also been received from the Federal Reserve Board and the Commissioner of Banking of the State of New Jersey.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         The Bank may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Bank which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Bank's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Bank's control). The following factors, among others, could cause the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Bank conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Bank at managing the risks involved in the foregoing.

         The Bank cautions that the foregoing list of important factors is not exclusive. The Bank also cautions readers not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date on which they are given. The Bank is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after any such date. Readers should carefully review the risk factors described in other documents the Bank files from time to time with the SEC, including quarterly reports on Form 10-QSB, annual reports on Form10-KSB and any current reports on Form 8-K.

General

         The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as service charges, BOLI and other fees. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Bank is also subject to losses from its loan portfolio if borrowers fail to meet their obligations. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Results of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

         The following discussion provides information about the results of operation and the financial condition, liquidity, and capital resources of the Bank and should be read in conjunction with our annual financial statements and footnotes thereto.

Results of Operations

         Net Income. For the three months ended March 31, 2005, net income totaled $732,017, compared to $623,325 for the three months ended March 31, 2004. Diluted earnings per share for the first three months of 2005 totaled $0.28, compared to $0.25 for the same period of 2004. The increase in net income for the first three months of 2005 was attributable primarily to increases in net interest income of $573,707 driven by higher levels of loans and investment securities, offset by a loan loss provision increase of $119,259, and increases in noninterest expenses of $259,966, and tax expense of $85,600.

         Net Interest Income. Our primary source of earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest expense incurred on the interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the interest-earning assets and our funding sources.

         Net interest income for the first three months of 2005 totaled $2,431,286 an increase of 30.9% over $1,857,579 for the three months ended March 31, 2004. The net interest margin (net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2005 was 4.5%, compared to 4.4% for the comparable period of 2004.

         Interest income increased by $938,936, driven by an increase of $47.5 million in average interest-earning assets. Average loans outstanding increased by $43.0 million, and average investment securities increased by $8.8 million. Yields on earning assets for the period ended March 31, 2005 increased to 6.8% from 6.5% for the same period of 2004 as a result of general increase in interest rates. Interest expense increased by $365,229. Average interest-bearing liabilities increased by $43.4 million. Average interest-bearing deposits increased by $34.2 million and average borrowings also increased by $9.2 million. The average rate paid on interest-bearing liabilities increased to 2.7% for the period ended March 31, 2005 from 2.4% for the same period of 2004, also resulting from a general increase in interest rates.

         Provision for Loan Losses. The provision for loan losses was $232,134 for the three months ended March 31, 2005, compared to $112,875 for the same quarter in 2004. The increase in the provision for the most recent three month period was due to an increase in the level of loan growth in 2005 versus 2004.

Comparative Average Balances, Interest and Yields:

                                                                               Three Months  Ended
                                                   -------------------------------------------------------------------------------

                                                             March 31, 2005                                March 31, 2004
                                                 -------------------------------------       --------------------------------------
                                                   Average      Interest       Annual          Average        Interest      Annual
                                                   Balance   Income/Expense    Yield           Balance     Income/Expense   Yield
                                                   -------   --------------    -----           -------     --------------   -----
Assets
  Loans                                           $193,250,264   $3,399,121       7.0%        $150,274,352     $2,590,985      6.9%
  Investment securities                             24,950,310      297,248       4.8           16,149,922        156,411      3.9
  Federal funds sold                                    21,541          118       2.2            4,289,000         10,155      1.0
                                                   -----------   ----------                   ------------     ----------
     Total interest-earning assets                 218,222,115   $3,696,487       6.8          170,713,274     $2,757,551      6.5
                                                                 ==========                                    ==========
  Allowance for loan losses                         (2,702,390)                                 (2,312,508)
  Other assets                                      14,421,094                                  12,800,366
                                                  ------------                                ------------
     Total assets                                 $229,940,819                                $181,201,132
                                                  ============                                ============


Liabilities and shareholders' equity
  Regular savings deposits                         $22,967,645   $  115,983       2.0         $ 22,084,620     $  108,448      2.0
  NOW & money market savings                        28,052,212      120,180       1.7           28,132,603        101,577      1.4
  Time deposits                                    120,180,595      879,717       2.9           86,745,249        643,144      3.0
                                                   -----------   ----------                   ------------     ----------
     Total interest-bearing deposits               171,200,452    1,115,880       2.6          136,962,472        853,169      2.5
  Borrowed funds                                    18,978,761      149,321       3.1            9,832,584         46,803      1.9
                                                   -----------   ----------                   ------------     ----------
     Total interest-bearing liabilities            190,179,213   $1,265,201       2.7          146,795,056     $  899,972      2.4
                                                                 ==========                                    ==========

  Noninterest-bearing demand deposits               14,671,678                                  12,658,823

  Other liabilities                                  1,587,403                                   1,409,965
  Shareholders' equity                              23,502,525                                  20,337,288
                                                  ------------                                ------------
     Total liabilities and shareholders' equity   $229,940,819                                $181,201,132
                                                  ============                                ============
Interest rate spread                                                              4.1%                                         4.1%

Net interest margin                                                               4.5%                                         4.4%

         Noninterest Income. Noninterest income decreased $190 for the three months ended March 31, 2005 to $152,707, down from $152,897 for the same period of 2004.

         Noninterest Expenses. For the three months ended March 31, 2005, noninterest expenses increased by $259,966 or 29.8% to $1,133,842, compared to $873,876 for the same period of 2004. An increase in compensation expenses of 28.1% relates to personnel costs as a result of staffing increases for additional loan support staff. Occupancy, equipment and data processing expenses decreased $29,188 due to reduced costs associated with data processing costs in the first three months of 2005, compared to the same period of 2004. Professional fees increased $152,176 because of the costs associated with the formation of the holding company and additional legal costs associated with servicing certain loans.

         Income Taxes. The Bank recorded income tax expense of $486,000 on income before taxes of $1,218,017 for the three months ended March 31, 2005 resulting in an effective tax rate of 39.9%, compared to income tax expense of $400,400 on income before taxes of $1,023,725 for the same period of 2004, resulting in an effective tax rate of 39.1%.

Financial Condition

         Total assets increased to $238.7 million at March 31, 2005, compared to $224.3 million at December 31, 2004, increasing $14.4 million or 6.4%. Loans outstanding increased $11.9 million or 6.3%. Deposits increased by $13.7 million or 7.6%. Borrowed funds decreased by $885,808 or 4.4%. Shareholders' equity increased by $1.0 million or 4.6%, driven by net income of $732,017 for the three months ended March 31, 2005, a decrease in the market value of securities classified as available for sale amounting to $159,275 and the exercise of previously issued warrants and options.

         The increase in total loans was primarily due to increases in the commercial category, which grew by $11.5 million and totaled $178.9 million as of March 31, 2005. This increase is in line with management's strategic plan and reflects increased origination activity over the past year and a strong local real estate market. All other categories of loans increased by $500,000.

         Allowance for Loan Losses. The allowance for loan losses was $2.9 million at March 31, 2005 as compared to $2.6 at December 31, 2004. The ratio of the allowance for loan losses to total loans increased to 1.42% at March 31, 2005 up from 1.39% at December 31, 2004. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Bank utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Bank's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.

         Non-performing   assets,  expressed  as  a  percentage of total assets,
remained at .1% at both March 31, 2005 and December 31, 2004.

         At both March 31, 2005 and December 31, 2004, the Bank had $240,816 in non-accrual loans.

         Deposits. Deposits totaled $193.3 million at March 31, 2005, increasing $13.7 million or 7.6% from the December 31, 2004 balance of $179.6 million. The increase in deposits is attributable to management's growth strategy, which includes significant marketing, promotion and cross selling of additional products to existing customers.

         Included in deposits at March 31, 2005 and December 31, 2004 were $57.5 million and $38.9 million, respectively, of brokered deposits. During the first quarter 2005 management used brokered deposits to fund the significant loan growth. Brokered deposits have traditionally been a more volatile source of funding than core deposits. In order to retain such deposits, the Bank may have to pay a premium rate. In a rising interest rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank's cost of funds and negatively impact its net interest rate spread and its financial condition.

Liquidity and Capital Resources

         Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from earning assets. Our loan to deposit ratio was 103.8% and 98.4% at March 31,

2005 and 2004, respectively. Funds received from new and existing depositors provided a source of liquidity for the three month periods ended March 31, 2005 and 2004. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Bank also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market as well as through brokered deposits. Longer term funding requirements can be obtained through advances from the Federal Home Loan Bank of New York (FHLBNY). As of March 31, 2005, the Bank maintained lines of credit with the FHLBNY of $18.8 million.

         As of March 31, 2005, the Bank's investment securities portfolio included $11.7 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Bank's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity. Management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital

         A strong capital position is fundamental to support the continued growth of the Bank. The Bank is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity less unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

         At   March   31,   2005,   management   believes   that   the  Bank  is
"well-capitalized"   and  in   compliance   with   all   applicable   regulatory
requirements.


ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Bank's disclosure controls and procedure (as defined in Rule 13a-15 (e)) under the Securities Exchange Act of 21934 (the "Exchange Act")), the Bank's principal executive and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the quarter report, there was no charge in the Bank's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Bank's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  At March 31, 2005, the Registrant and the Bank were not parties to any material legal proceedings.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITEIS AND USE OF PROCEEDS

                  None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Annual meeting

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS

                    31   Certifications   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley Act of 2002

                    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PARKE BANCORP, INC.


Date: May 20, 2005                   By    /s/Vito S. Pantilione
--------------------------------------------------------------------------------
                                           Vito S. Pantilione
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 20, 2005                   By:   /s/Ernest D. Huggard
--------------------------------------------------------------------------------
                                           Ernest D. Huggard
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)