Form 10QSB
period 2005-06-30
PARKE BANCORP, INC.
filed 2005-08-15
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 000-51338

                               PARKE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

           New Jersey                                   65-1241959
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

             601 Delsea Drive, Washington Township, New Jersey 08080
             -------------------------------------------------------
                    (Address of principal executive offices)

                                  856-256-2500
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        No   X
                                 -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,251,229 shares of common stock outstanding as of August 8, 2005.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                               PARKE BANCORP, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX


Part I       FINANCIAL INFORMATION                                          Page
------                                                                      ----

Item 1.      Financial Statements...........................................  1
Item 2.      Management's Discussion and Analysis or Plan of Operation......  9
Item 3.      Controls and Procedures........................................ 14

Part II      OTHER INFORMATION
-------

Item 1.      Legal Proceedings.............................................. 15
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.... 15
Item 3.      Default Upon Senior Securities................................. 15
Item 4.      Submission of Matters to a Vote of Security Holders............ 15
Item 5.      Other Information.............................................. 16
Item 6.      Exhibits....................................................... 16

SIGNATURES   ............................................................... 17

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PARKE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004


                                                              June 30,        December 31,
                                                                2005             2004
                                                            -------------    -------------
                                                             (unaudited)
ASSETS
Cash and cash due from banks                                $   7,900,025    $   1,780,280
Federal Funds sold                                              4,698,373           21,508
                                                            -------------    -------------
          Cash and cash equivalents                            12,598,398        1,801,788

Investment securities available for sale, at market value      19,823,041       24,042,802
Investment securities held to maturity, at amortized cost
     (market value $531,106 in 2005 and $540,740 in 2004)         546,948          547,632
                                                            -------------    -------------
          Total investment securities                          20,369,989       24,590,434

Restricted stock, at cost                                         797,700        1,064,200

Loans                                                         217,307,489      188,606,990
Less: allowance for loan losses                                (3,128,808)      (2,620,651)
                                                            -------------    -------------
          Total net loans                                     214,178,681      185,986,339

Bank premises and equipment, net                                3,155,271        3,247,179

Accrued interest receivable and other assets                    8,012,286        7,648,623
                                                            -------------    -------------

          Total assets                                      $ 259,112,325    $ 224,338,563
                                                            =============    =============



See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004


                                                           June 30,       December 31,
                                                             2005             2004
                                                         -------------    -------------
                                                          (unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
     Noninterest-bearing demand                          $  19,701,690    $  15,960,444
     Interest-bearing                                      193,943,656      163,624,567
                                                         -------------    -------------
          Total deposits                                   213,645,346      179,585,011

Borrowed Funds                                               5,082,500        3,100,000
Federal Home Loan Bank Advances                             13,246,923       17,278,726

Accrued interest payable and other accrued liabilities       2,091,611        1,545,675
                                                         -------------    -------------

          Total liabilities                                234,066,380      201,509,412
                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 1)
SHAREHOLDERS' EQUITY
  Common  stock, $0.10 par value, 10,000,000 shares
   authorized; 2,251,229 shares issued and outstanding
   at June 30,  2005 and 2,175,559 shares issued and
   outstanding at December 31, 2004                            225,123          217,556
  Preferred stock, 1,000,000 shares authorized;
   no shares issued and outstanding at both dates                   --               --
  Additional paid-in capital                                20,017,250       19,390,102
  Retained earnings                                          4,928,728        3,292,697
  Accumulated other comprehensive income (loss)               (125,156)         (71,204)
                                                         -------------    -------------
          Total shareholders' equity                        25,045,945       22,829,151
                                                         -------------    -------------
          Total liabilities and shareholders' equity     $ 259,112,325    $ 224,338,563
                                                         =============    =============



See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three   For the three     For the six     For the six
                                                months ended    months ended     months ended    months ended
                                                June 30, 2005   June 30, 2004    June 30, 2005   June 30, 2004
                                                 -----------     -----------      -----------     -----------

INTEREST AND DIVIDEND INCOME
  Loans, including fees                          $ 3,800,932     $ 2,660,217      $ 7,200,053     $ 5,251,203
  Securities                                         297,130         174,165          594,378         330,576
  Federal funds sold                                   8,747           4,744            8,865          14,899
                                                 -----------     -----------      -----------     -----------
          Total interest and dividend income       4,106,809       2,839,126        7,803,296       5,596,678
                                                 -----------     -----------      -----------     -----------

INTEREST EXPENSE
  Deposits                                         1,359,485         807,404        2,475,365       1,660,574
  Federal Home Loan Bank Advances                    131,523          44,781          260,300          85,041
  Other borrowings                                    24,224           9,810           44,768          16,356
                                                 -----------     -----------      -----------     -----------
          Total interest expense                   1,515,232         861,998        2,780,433       1,761,971
                                                 -----------     -----------      -----------     -----------

          Net interest income                      2,591,577       1,977,128        5,022,863       3,834,707

PROVISION FOR LOAN LOSSES                            276,023         184,585          508,157         297,460
                                                 -----------     -----------      -----------     -----------

Net interest income after provision for losses     2,315,554       1,792,543        4,514,706       3,537,247
                                                 -----------     -----------      -----------     -----------

NON INTEREST INCOME
  Loan brokerage fees                                     --           3,975               --           3,975
  Service charges and other fee income               327,760         140,680          480,467         293,577
  Gain (Loss) on sale of securities                   (9,240)             --           (9,240)             --
                                                 -----------     -----------      -----------     -----------
          Total non-interest income                  318,520         144,655          471,227         297,552
                                                 -----------     -----------      -----------     -----------

NON INTEREST EXPENSES
  Compensation and benefits                          532,850         384,966        1,058,882         795,780
  Occupancy, equipment and data processing           203,250         198,587          398,328         431,438
  Marketing and business development                 100,690          56,106          134,517         101,319
  Professional services                              205,742          90,311          403,150         151,066
  Other operating expenses                            91,978         132,821          273,475         257,063
                                                 -----------     -----------      -----------     -----------
          Total non-interest expenses              1,134,510         862,791        2,268,352       1,736,666
                                                 -----------     -----------      -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                   1,499,564       1,074,407        2,717,581       2,098,133

INCOME TAX EXPENSE                                   595,550         419,100        1,081,550         819,500
                                                 -----------     -----------      -----------     -----------

NET INCOME                                       $   904,014     $   655,307      $ 1,636,031     $ 1,278,633
                                                 ===========     ===========      ===========     ===========

    NET INCOME PER COMMON SHARE
          Basic                                        $0.40           $0.31            $0.74           $0.59
                                                       =====           =====            =====           =====
          Diluted                                      $0.35           $0.26            $0.62           $0.51
                                                       =====           =====            =====           =====

    WEIGHTED AVERAGE SHARES OUTSTANDING
          Basic                                    2,246,881       2,149,282        2,225,946       2,147,944
                                                 ===========     ===========      ===========     ===========
          Diluted                                  2,613,168       2,545,940        2,623,624       2,521,828
                                                 ===========     ===========      ===========     ===========

See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



                                                          Additional                   Accumulated
                                                             Paid                          Other          Total
                                            Common            in          Retained     Comprehensive   Shareholders'
                                             Stock          Capital       Earnings     Income (Loss)      Equity
                                          ------------   ------------   ------------   -------------   ------------
Balance,  December 31, 2003               $    178,624   $ 19,185,351   $    570,939   $     57,639    $ 19,992,607
   Stock options and
     warrants exercised                          5,445         48,952             --             --          49,496
   Comprehensive income
     Net income as of June 30, 2004                 --             --      1,278,633             --       1,278,633
   Change in net unrealized loss on
     securities available for sale,
     net of reclassification adjustment
     and tax effects, if any                        --             --             --       (215,564)       (215,564)
                                                                                                       ------------
     Total comprehensive income                                                                           1,063,069
                                          ------------   ------------   ------------   ------------    ------------
Balance,  June 30, 2004                   $    179,168   $ 19,234,303   $  1,849,572   $   (157,871)   $ 21,105,172
                                          ============   ============   ============   ============    ============



Balance,  December 31, 2004               $    217,556   $ 19,390,102   $  3,292,697   $    (71,204)   $ 22,829,151
   Stock options and
    warrants exercised                           7,567        627,148             --             --         634,715

   Comprehensive income
     Net income as of June 30, 2005                 --             --      1,636,031             --       1,636,031
   Change in net unrealized loss on
     securities available for sale,
     net of reclassification adjustment
     and tax effects, if any                        --             --             --        (53,952)        (53,952)
                                                                                                       ------------
     Total comprehensive income                                                                           1,582,079
                                          ------------   ------------   ------------   ------------    ------------
Balance,  June 30, 2005                   $    225,123   $ 20,017,250   $  4,928,728   $   (125,156)   $ 25,045,945
                                          ============   ============   ============   ============    ============



See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                         2005            2004
                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income                                                           $  1,636,031    $  1,278,633
Adjustments to reconcile net income to net cash provided by
   Operating activities:
      Depreciation and amortization                                       131,860         118,735
      Provision for loan losses                                           508,157         297,460
      Net (accretion) amortization of investment
        premiums/discounts                                                (62,239)        (40,139)
      Realized losses on sale of securities                                 9,240              --
Changes in operating assets and liabilities:
   Increase in accrued interest receivable and other assets              (327,695)       (430,630)
   Increase in accrued interest payable and other liabilities             545,936         200,052
                                                                     ------------    ------------
      Net cash provided by operating activities                         2,441,290       1,424,113



INVESTING ACTIVITIES
   Purchases of investment securities available for sale               (1,982,500)     (4,479,797)
   Redemption (purchases) of restricted stock                             266,500        (287,000)
   Proceeds from sales of investment securities available for sale      5,092,053              --
   Proceeds from maturities (call) of investment securities
     available for sale                                                        --       1,000,000
   Principal payments on mortgage-backed securities                     1,073,971       1,232,083
   Net increase in loans                                              (28,700,499)    (19,479,326)
   Purchase of bank building and equipment                                (39,952)       (137,710)
                                                                     ------------    ------------
      Net cash used in investing activities                           (24,290,427)    (22,151,750)
                                                                     ------------    ------------


FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 634,715          49,496
   Net increase in other borrowings                                     1,982,500       2,590,000
   Net decrease in Federal Home Loan Bank Advances                     (4,031,803)        (30,336)
   Net increase in interest-bearing deposits                           30,319,089      17,218,612
   Net increase in noninterest bearing deposits                         3,741,246       3,035,362
                                                                     ------------    ------------
      Net cash provided by financing activities                        32,645,747      22,863,134
                                                                     ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  10,796,610       2,135,497

CASH AND CASH EQUIVALENTS, JANUARY 1,                                   1,801,788       4,267,256
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, JUNE 30,                                  $ 12,598,398    $  6,402,753
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest on deposits and borrowed funds                         $  2,360,893    $  1,742,946
                                                                     ============    ============
     Income taxes                                                    $  1,075,000    $    883,115
                                                                     ============    ============



See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  GENERAL

Business

     Parke Bancorp, Inc. ("Parke Bancorp," or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank"). At the 2005 Annual Meeting of Shareholders held on May 10, 2005, shareholders of the Bank approved a proposal to reorganize the Bank into the holding company form of organization in accordance with a Plan of Acquisition. Parke Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of June 1, 2005, the effective date of the reorganization. The accompanying consolidated financial statements have been prepared in accordance with generally accepted in the United States of America and are presented as if the exchange of shares occurred as of January 1, 2004. Pursuant to the Plan of Acquisition, each outstanding share of Parke Bank was converted automatically by operation of law into one share of Parke Bancorp. Parke Bancorp had no activity prior to the competition of this reorganization. Parke Bancorp is authorized to issue 10,000,000 shares of common stock, par value $0.10 per share and 1,000,000 share of serial preferred stock, par value $0.10 per share. Options and warrants outstanding under the Bank's various Plans were converted automatically by operation of law into options and warrants to purchase shares of Parke Bancorp on the same terms and conditions.

     The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey. The Bank also has a Loan Production Office in Philadelphia, Pennsylvania maintained exclusively for loan production.

Financial Statements

     The financial statements as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and June 30, 2004 included herein have not been audited. Comparison to 2004 year-end and interim period financial data relate to the financial condition and results of operations of Parke Bank. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Bank's audited financial statements and the notes thereto for the years ended December 31, 2004 and 2003 included in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the FDIC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other periods.

Basis of Financial Statement Presentation

     The financial statements include the accounts of Parke Bancorp and the Bank. All significant inter-company accounts and transactions have been eliminated. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practice within the banking industry.

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

Investments

     The Bank has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Bank would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of June 30, 2005 are the result of market changes in interest rates since the securities where purchased. This factor coupled with the fact the Bank has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Commitments

     In the general course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these commitments.

Contingencies

     The Company is from time to time a party to routine litigation in the normal course of its business. Management does not believe that the resolution of this litigation will have a material adverse effect on the financial condition or results of operations of the Company. However, the ultimate outcome of any such litigation, as with litigation generally, is inherently uncertain and it is possible that some litigation matters may be resolved adversely to the Company.


NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended June 30, 2005 and 2004 was 2,246,881 and 2,149,282, respectively, and for the six months ended June 30, 2005 and 2004, was 2,225,946 and 2,147,944 respectively.

     Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 366,287 and 396,658 additional shares for the three months period ended June 30, 2005 and 2004, respectively, and for the six months ended June 30, 2005 and 2004 was 397,678 and 373,884, respectively.

     Both basic and diluted earnings per share computations give retroactive effect to stock dividends declared and paid in December 2004.


NOTE 3.  STOCK-BASED EMPLOYEE COMPENSATION

     The Company has stock-based employee compensation plans. As permitted under generally accepted accounting principles, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Because options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Employee Compensation, to stock-based employee compensation. Both basic and diluted calculations give retroactive effect to stock dividends declared.

                                     Three months ended June 30      Six months ended June 30
                                      2005             2004           2005            2004
                                     ----------      ----------     ----------      ----------
Net income, as reported              $  904,014      $  655,307     $1,636,031      $1,278,633
Deduct total stock-based
compensation expense determined
under the fair value method for
all awards, net of related tax
effects                                      --              --        (90,000)        (34,800)
                                     ----------      ----------     ----------      ----------
Pro-forma net income                 $  904,014      $  655,307     $1,546,031      $1,243,833
                                     ==========      ==========     ==========      ==========

Basic earnings per share:
      As reported                         $0.40           $0.31          $0.74           $0.59
      Pro forma                           $0.40           $0.31          $0.69           $0.58

Diluted earnings per share:               $0.35           $0.26          $0.62           $0.51
      As reported                         $0.35           $0.26          $0.59           $0.49
      Pro forma


NOTE 4.  REGULATORY RESTRICTIONS

     The Bank is subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

                                                           For Capital
                                     Actual             Adequacy Purpose
                                Amount    Ratio         Amount    Ratio
                                ------    -----         ------    -----
As of June 30, 2005:
-------------------
Total Risk Based Capital       $27,831     13%        $16,986      8%
(to Risk Weighted Assets)
     Tier 1 Capital             25,171     12%          8,493      4%
(to Risk Weighted Assets)
     Tier 1 Capital             25,171     10%          9,988      4%
(to Average Assets)

                                                         For Capital
                                     Actual           Adequacy Purpose
                                Amount   Ratio         Amount   Ratio
                                ------   -----         ------   -----
As of December 31, 2004:
-----------------------
Total Risk Based Capital       $21,764     15%        $11,670      8%
(to Risk Weighted Assets)
     Tier 1 Capital             19,935     14%          5,835      4%
(to Risk Weighted Assets)
     Tier 1 Capital             19,935     12%          6,574      4%
(to Average Assets)

Management believes, as of June 30, 2005 and December 31, 2004, that the Bank met all capital adequacy requirements to which it was subject. The Company's and the Bank's actual capital at June 30, 2005 and December 31, 2004 were substantially the same as presented in the tables.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

     The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company also cautions readers not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date on which they are given. The Company is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after any such date. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and any current reports on Form 8-K.

General

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non interest income such as service charges, bank owned life insurance (BOLI), loan exit fees and other fees. The Company's non interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Company is also subject to losses from its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

  Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
                                   (Unaudited)

     The following discussion compares the results of operations for the three month period ended June 30, 2005 (unaudited) to the results of operations for the three month period ended June 30, 2004 (unaudited). This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as the financial information included in the 2004 annual report on Form 10KSB.

Results of Operations

     Net Income. For the three months ended June 30, 2005, net income totaled $904,014, compared to $655,307 for the three months ended June 30, 2004. Diluted earnings per share for the three months ended June 30, 2005 totaled $0.35, compared to $0.26 per share for the same period of 2004. Increased net income for the three months ended June 30, 2005 was attributable primarily to increases in revenue (net interest income and non interest income) of $788,314, partially offset by an increase in the provision for loan losses of $91,438, non-interest expenses of $271,719, and an increase in tax expense of $176,450.

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

     Net interest income for the three months ended June 30, 2005 totaled $2,591,577, an increase of 31.1% over $1,977,128 for the three months ended June 30, 2004. The growth in loan balances are attributable to the increase. The net interest margin for the three month period ended June 30, 2005 was 4.4%, compared to 4.5% for the comparable period of 2004.

     Interest income increased by $1.3 million for the three months ended June 30, 2005, primarily as a result of an increase of $60.9 million in average interest-earning assets. Average loans outstanding increased by $53.7 million and average investment securities increased by $7.2 million. Yields on earning assets for the three months ended June 30, 2005 increased to 6.9% from 6.4% for the same period of 2004. Interest expense increased by $653,234, which is primarily attributable to average interest-bearing liabilities increasing by $58.3 million coupled with a general rise in interest rates. Average interest-bearing deposits increased by $51.1 million and average borrowings increased by $7.2 million. The average rate paid on interest-bearing liabilities increased to 2.7% for the three months ended June 30, 2005 from 2.1% for the same period of 2004.

     Noninterest Income. Noninterest income increased $173,865, or 120.2%, for the three months ended June 30, 2005 to $318,520, up from $144,655 for the same period of 2004, reflecting mainly an increase in loan exit fees.

     Provision for Loan Losses. The provision for loan losses was $276,023 for the three months ended June 30, 2005, compared to $184,585 for the same period in 2004. The increase in the provision for the 2005 period was due to loan growth in 2005.

     Noninterest Expenses. For the three months ended June 30, 2005, noninterest expenses increased by $271,719, or 31.5%, to $1.1 million, compared to $862,791 for the same period of 2004. Increased compensation expenses of 38.4% were related to personnel costs for staffing increases to support loan and deposit growth. In addition, marketing costs increased for new promotional programs and professional fees increased due to the formation of the holding company.

     Income Taxes. The Company recorded income tax expense of $595,550, on income before taxes of $1,499,564 for the three months ended June 30, 2005, resulting in an effective tax rate of 39.7%, compared to income tax expense of $419,100 on income before taxes of $1,074,407 for the same period of 2004, resulting in an effective tax rate of 39.0%.

                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

     The following discussion compares the results of operations for the six months ended June 30, 2005 (unaudited) to the results of operations for the six months ended June 30, 2004 (unaudited), and the financial condition at June 30, 2005 (unaudited) to the financial condition at December 31, 2004. This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as the financial information included in the 2004 annual report on Form 10KSB.

Results of Operations

     Net Income. For the six months ended June 30, 2005, net income totaled $1,636,031, compared to $1,278,633 for the six months ended June 30, 2004. Diluted earnings per share for the first six months of 2005 totaled $0.62, compared to $0.51 per share for the same period of 2004. Increased net income for the first six months of 2004 was attributable primarily to increases in revenue (net interest income and non interest income) of $1,361,831, partially offset by an increase in the provision for loan losses of $210,697, non interest expenses of $531,686, and an increase in tax expense of $262,050.

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

     Interest income for the first six months of 2005 totaled $7.8 million, an increase of 39.4% over $5.6 million for the six months ended June 30, 2004. The net interest margin for the six month period ended June 30, 2005 was 4.4%, which was the same for the comparable period of 2004.

     Interest income increased by $2.2 million, driven by an increase of $55.0 million in average interest-earning assets. Average loans outstanding increased by $48.5 million while average investment securities increased by $6.5 million. Yields on earning assets for the period ended June 30, 2005 increased to 6.8% from 6.4% for the same period of 2004. Interest expense increased by $1.0 million. Average interest-bearing liabilities increased by $45.5 million. Average interest-bearing deposits increased by $37.3 million and average borrowings increased by $8.2 million. The average rate paid on interest-bearing liabilities increased to 2.8% for the period ended June 30, 2005 from 2.3% for the same period of 2004.

     Noninterest Income. Noninterest income increased $173,675, or 58.4%, for the six months ended June 30, 2005 to $471,227, up from $297,552 for the same period of 2004 due to additional loan exit fees in 2005.

     Provision for Loan Losses. The provision for loan losses was $508,157 for the six months ended June 30, 2005, compared to $297,460 for the same period in 2004. The increase in the provision for the 2005 period was due to loan growth in 2005.

     Noninterest Expenses. For the six months ended June 30, 2005, noninterest expenses increased by $531,686 or 30.6% to $2.3 million compared to $1.7 million for the same period of 2004. An increase in compensation expenses of 33.1% was related to personnel costs as a result of staffing increases in the loan and deposit areas, compared to the same period of 2004. Professional expenses increased $252,084 or 166.9% due to reorganization and costs associated with the formation of the Parke Bancorp.

     Income Taxes. The Company recorded income tax expense of $1,081,550 on income before taxes of $2.7 million for the six months ended June 30, 2005, resulting in an effective tax rate of 39.8%, compared to income tax expense of $819,500 on income before taxes of $2.1 million for the same period of 2004, resulting in an effective tax rate of 39.1%.

Financial Condition

     Total assets increased to $259.1 million at June 30, 2005, compared to $224.3 million at December 31, 2004, increasing $34.8 million, or 15.5%. Loans outstanding increased $28.7 million, or 15.2%. Deposits increased by $34.1 million, or 19.0%. Borrowed funds decreased by $2.0 million, or 10.1%. Shareholders' equity increased by $2.2 million, or 9.7%, driven by net income of $1.6 million for the six months ended June 30, 2005, partially offset by a decline in the market value of securities classified as available for sale coupled with the exercise of warrants and options.

     The increase in total loans was primarily due to increases in the commercial category, which grew by $27.6 million and totaled $194.9 million as of June 30, 2005. This increase is in line with the Company's management's strategic plan and reflects increased origination activity over the past year and a strong local real estate market. All other categories of loans increased in the aggregate by $1.1 million.

     Allowance for Loan Losses. The allowance for loan losses was $3.1 million at June 30, 2005 as compared to $2.6 million at December 31, 2004. The ratio of the allowance for loan losses to total loans increased to 1.44% at June 30, 2005 from 1.39% at December 31, 2004. The Company's management has considered non-performing assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.

     Although the Company's management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.

     Non-performing assets, expressed as a percentage of total assets, increased to .3% at June 30, 2005, from .1% at December 31, 2004.

     At June 30, 2005, the Company had $857,195 in non-accruing loans, which increased from $240,816 in non-accruing loans at December 31, 2004. One loan became non-accrual during the quarter.

     Deposits. Deposits totaled $213.6 million at June 30, 2005, increasing $34.1 million, or 19.0%, from the December 31, 2004 balance of $179.6 million. The increase in deposits is attributable to the Company's management's growth strategy, which includes significant marketing, promotion and cross selling of additional products to existing customers. In addition, the Company continued to use brokered deposits as a funding source when needed.

     Included in deposits at June 30, 2005 and December 31, 2004 were $67.3 million and $38.9 million, respectively, of brokered deposits.

     Borrowed Funds. Borrowed funds totaled $18.3 million at June 30, 2005, decreasing $2.0 million, or 10.1%, from December 31, 2004. This decrease was attributable to the success of the deposit programs. These funds have been obtained from the Federal Home Loan Bank ("FHLB") through overnight and longer term advances and repurchase agreements from other sources.

Comparative Average Balances, Interest and Yields

The following table provides information regarding the average balances and yield/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                           Six Months Ended
                                          --------------------------------------------------------------------------------
                                                         June 30, 2005                            June 30, 2004
                                          --------------------------------------   ---------------------------------------
                                            Average         Interest       Annual    Average         Interest       Annual
                                            Balance      Income/Expense    Yield     Balance      Income/Expense    Yield
                                            -------      --------------    -----     -------      --------------    -----
Assets
Loans                                     $202,800,337     $7,200,053       7.1%   $154,347,949     $5,251,203       6.8%
Investment securities                       25,358,862        594,378       4.7      16,183,409        330,576       4.1
Federal funds sold                             644,783          8,865       2.7       3,200,331         14,899        .9
                                          ------------     ----------              ------------     ----------
Total interest-earning assets              228,803,982     $7,803,296       6.8     173,811,689     $5,596,678       6.4

Allowance for loan losses                   (2,846,968)                              (2,358,648)
Other assets                                13,894,143                               15,547,221
                                          ------------                             ------------
Total assets                              $239,851,157                             $187,000,262
                                          ============                             ============


Liabilities and shareholders' equity
Regular savings deposits                  $ 21,236,805     $  217,064       2.0%   $ 21,777,590     $  212,442       2.0%
NOW & money market savings                  27,783,614        241,976       1.7      28,893,819        215,828       1.5
Time deposits                              130,639,744      2,016,325       3.1      91,706,199      1,232,304       2.7
                                          ------------     ----------              ------------     ----------
Total interest-bearing deposits            179,660,163      2,475,365       2.8     142,377,608      1,660,574       2.3

Borrowed funds                              18,826,955        305,068       3.2      10,641,180        101,397       1.9
                                          ------------     ----------              ------------
Total interest-bearing liabilities         198,487,118     $2,780,433       2.8     153,018,788     $1,761,971       2.3
                                                           ==========                               ==========

Non interest-bearing demand deposits        15,649,898                               11,885,676
Other liabilities                            1,628,469                                1,389,551
Shareholders' equity                        24,085,672                               20,706,247
                                          ------------                              -----------
    Total liabilities and shareholders'
        Equity                            $239,851,157                             $187,000,262
                                          ============                             ============

Net interest income                                        $5,022,863                               $3,834,707
                                                           ==========                               ==========

Interest rate spread                                                        4.0%                                     4.1%

Net interest margin                                                         4.4%                                     4.4%


Critical Accounting Policy

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increase rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled

"Financial Condition." Although management believes the levels of this allowance as of June 30, 2005 and December 31, 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

     Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from earning-assets. The loan to deposit ratio was 100.2% and 103.6% at June 30, 2005 and December 31, 2004, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six month period ended June 30, 2005. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2005, the Company maintained lines of credit with the FHLB of $15.8 million.

     As of June 30, 2005, the Company's investment securities portfolio included $9.2 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital

     A strong capital position is fundamental to support the continued growth of the Company. The Company is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity as adjusted for unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

     At June  30,  2005,  the  Company's  management  believes  that the Bank is
"well-capitalized"   and  in   compliance   with   all   applicable   regulatory
requirements.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Controls

     Changes in internal control over financial reporting. During the last fiscal quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 27, 2004, Republic First Bank filed an action captioned Republic First Bank v. Parke Bank and Vito S. Pantilione in the Superior Court of New Jersey Law Division, Gloucester County, alleging, among other things, fraud, negligent misrepresentation, breach of fiduciary and breach of contract in connection with certain loans to two Parke Bank customers in which Republic First Bank became a participant. Republic First Bank is seeking unspecified damages and requesting that a receivership be appointed for certain collateral. The complaint in the action was served on us in January 2005. The Bank filed an answer to the complaint, and the case is currently in the discovery phase. The Bank believes that the action is without merit and intends to vigorously defend against it.

     Other than the foregoing, at June 30, 2005, the Company was not a party to any material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Election of Directors:

            Name                                   For      Withheld
            ---------------------------------   ---------   --------
            C. R. Pennoni                       2,042,958     3,106
            Daniel Dalton                       2,043,244     2,820
            Edward Infantolino                  2,043,508     2,556
            Richard Phalines                    2,043,508     2,556
            Vito S Pantilione                   2,043,508     2,556
            Arret Dobson                        2,043,508     2,556
            Jack Sheppard                       2,043,244     2,920
            Anthony Jannetti                    2,043,508     2,556
            Fred Choate                         2,043,508     2,556
            Thomas Hedenberg                    2,043,508     2,556
            Jeffrey Kripitz                     2,043,508     2,556
            Ray Tresch                          2,043,508     2,556

         (b) Ratification of the appointment of McGladrey & Pullen, LLP as the Bank's independent auditor for the fiscal year ending December 31, 2005.

            For                 2,037,910
            Against                 1,560
            Abstain                 6,594

         (c) Approval of the Plan of Acquisition whereby the Bank will be reorganized into the holding company form of organization and will become a wholly-owned subsidiary of Parke Bancorp.

            For                 1,630,332
            Against                12,833
            Abstain                 1,100

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

     31 Certifications pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

     32 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PARKE BANCORP, INC.




Date: August 15, 2005                     /s/Vito S. Pantilione
`                                         --------------------------------------
                                          Vito S. Pantilione
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)





Date: August 15, 2005                     /s/Ernest D. Huggard
                                          --------------------------------------
                                          Ernest D. Huggard
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)