Form 10QSB
period 2005-09-30
PARKE BANCORP, INC.
filed 2005-11-10
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 000-51338

                               PARKE BANCORP, INC.
                               -------------------
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

                                  856-256-2500
                                  ------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Indicate be check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                     Yes         No  X
                                                         ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,263,400 shares of common stock outstanding as of October 20, 2005.

         Transitional Small Business  Disclosure Format (check one):
                                                     Yes         No  X
                                                         ---        ---

                               PARKE BANCORP, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX


                                                                            Page
                                                                            ----
Part I      FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................1
Item 2.     Management's Discussion and Analysis or Plan of Operation........10
Item 3.     Controls and Procedures..........................................15

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings................................................16
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......16
Item 3.     Default Upon Senior Securities...................................16
Item 4.     Submission of Matters to a Vote of Security Holders..............16
Item 5.     Other Information................................................16
Item 6.     Exhibits.........................................................16

SIGNATURES...................................................................17

EXHIBITS and CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PARKE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                        September 30,    December 31,
                                                                           2005              2004
                                                                       -------------    -------------
                                                                               (unaudited)
ASSETS
Cash and cash due from banks                                           $   7,230,097    $   1,780,280
Federal funds sold                                                         5,587,798           21,508
                                                                       -------------    -------------
          Cash and cash equivalents                                       12,817,895        1,801,788

Investment securities available for sale, at market value                 20,126,308       24,042,802
Investment securities held to maturity, at amortized cost
     (market value $2,339,691 in 2005 and $540,740 in 2004)                2,402,119          547,632
                                                                       -------------    -------------
          Total investment securities                                     22,528,427       24,590,434

Restricted stock, at cost                                                    746,900        1,064,200

Loans                                                                    232,109,937      188,606,990
Less: allowance for loan losses                                           (3,199,812)      (2,620,651)
                                                                       -------------    -------------
          Total net loans                                                228,910,125      185,986,339

Building premises and equipment, net                                       3,139,169        3,247,179

Accrued interest receivable and other assets                               8,010,246        7,648,623
                                                                       -------------    -------------

          Total assets                                                 $ 276,152,762    $ 224,338,563
                                                                       =============    =============

See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                       September 30,     December 31,
                                                                            2005            2004
                                                                       -------------    -------------
                                                                        (unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES

Deposits
     Noninterest-bearing demand                                        $  17,580,840    $  15,960,444
     Interest-bearing                                                    202,929,277      163,624,567
                                                                       -------------    -------------
          Total deposits                                                 220,510,117      179,585,011

Borrowed funds                                                             5,082,500        3,100,000
Federal Home Loan Bank advances                                           12,230,738       17,278,726
Subordinated debentures                                                   10,000,000                -
Accrued interest payable and other accrued liabilities                     2,470,790        1,545,675
                                                                       -------------    -------------
          Total liabilities                                              250,294,145      201,509,412
                                                                       -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 1)
SHAREHOLDERS' EQUITY
  Common stock, $ 0.10 par value, 10,000,000 shares
  authorized; 2,255,090 shares issued and outstanding at
  September 30, 2005 and 2,175,559 shares issued and
  outstanding at December 31, 2004                                           225,509          217,556
  Preferred stock, 1,000,000 shares authorized; no shares issued and
   outstanding at both dates                                                       -                -
  Additional paid-in capital                                              20,046,126       19,390,102
  Retained earnings                                                        5,818,130        3,292,697
  Accumulated other comprehensive loss                                      (231,148)         (71,204)
                                                                       -------------    -------------
          Total shareholders' equity                                      25,858,617       22,829,151
                                                                       -------------    -------------
          Total liabilities and shareholders' equity                   $ 276,152,762    $ 224,338,563
                                                                       =============    =============

See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the three   For the three  For the nine    For the nine
                                                                        months ended    months ended   months ended    months ended
                                                                        September 30,   September 30,  September 30,   September 30,
                                                                         ------------   ------------   ------------    ------------
                                                                              2005           2004           2005            2004
                                                                         ------------   ------------   ------------    ------------
INTEREST AND DIVIDEND INCOME
  Loans, including fees                                                  $  4,116,948   $  2,770,890   $ 11,317,002    $  8,022,093
  Investment securities                                                       273,994        193,454        868,372         524,030
  Federal funds sold                                                           43,426         16,006         52,290          30,905
                                                                         ------------   ------------   ------------    ------------
          Total interest and dividend income                                4,434,368      2,980,350     12,237,664       8,577,028
                                                                         ------------   ------------   ------------    ------------

INTEREST EXPENSE
  Deposits                                                                  1,593,048        898,553      4,068,413       2,559,127
  Federal Home Loan Bank advances                                             128,546         47,912        408,424         147,370
  Borrowed funds                                                               89,315          7,694        114,505           9,633
                                                                         ------------   ------------   ------------    ------------
          Total interest expense                                            1,810,909        954,159      4,591,342       2,716.130
                                                                         ------------   ------------   ------------    ------------

          Net interest income                                               2,623,459      2,026,191      7,646,322       5,860,898

PROVISION FOR LOAN LOSSES                                                     298,005        101,951        806,162         399,411
                                                                         ------------   ------------   ------------    ------------

Net interest income after provision for loan losses                         2,325,454      1,924,240      6,840,160       5,461,487
                                                                         ------------   ------------   ------------    ------------

NONINTEREST INCOME
  Loan brokerage fees                                                            --            5,225           --             5,225
  Service charges and other fee income                                        237,771        278,144        718,238         575,696
  Gain (loss) on sale of securities                                              --            7,889         (9,240)          7,889
                                                                         ------------   ------------   ------------    ------------
          Total noninterest income                                            237,771        291,258        708,998         588,810
                                                                         ------------   ------------   ------------    ------------

NONINTEREST EXPENSES
  Compensation and benefits                                                   560,614        479,440      1,619,496       1,275,220
  Occupancy, equipment and data processing                                    196,282        184,027        594,611         600,138
  Marketing and business development                                           74,361         27,246        208,878         128,565
  Professional services                                                       161,522         75,646        564,672         191,037
  Other operating expenses                                                     88,945        190,534        362,418         498,599
                                                                         ------------   ------------   ------------    ------------
          Total noninterest expenses                                        1,081,724        956,893      3,350,075       2,693.559
                                                                         ------------   ------------   ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                                            1,481,501      1,258,605      4,199,083       3,356,738

INCOME TAX EXPENSE                                                            592,100        490,000      1,673,650       1,309,500
                                                                         ------------   ------------   ------------    ------------

NET INCOME                                                               $    889,401   $    768,605   $  2,525,433    $  2,047,238
                                                                         ============   ============   ============    ============

NET INCOME PER COMMON SHARE
      Basic                                                              $       0.39   $       0.36   $       1.13    $       0.95
                                                                         ============   ============   ============    ============
      Diluted                                                            $       0.34   $       0.31   $       0.96    $       0.81
                                                                         ============   ============   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                                                 2,253,522      2,151,334      2,235,239       2,149,081
                                                                         ============   ============   ============    ============
      Diluted                                                               2,652,323      2,519,009      2,626,906       2,525,064
                                                                         ============   ============   ============    ============

See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                               Additional                    Accumulated
                                                                 Paid                          Other               Total
                                                  Common          in            Retained    Comprehensive      Shareholders'
                                                   Stock        Capital         Earnings    Income (Loss)         Equity
                                                   -----        -------         --------    -------------         ------
   Balance,  December 31, 2003                   $178,624     $19,185,351       $570,939        $57,693        $19,992,607
      Stock options and
        warrants exercised                            902          82,092              -              -             82,994
     Comprehensive income
      Net income for the period                         -               -      2,047,238              -          2,047,238
     Change in net unrealized gain on
       securities available for sale,
       net of reclassification adjustment
       and tax effects, if any                          -               -              -        (29,956)           (29,956)
        Total comprehensive income                                                                               2,017,282
                                                 --------     -----------     ----------        -------        -----------
   Balance,  September 30, 2004                  $179,526     $19,267,443     $2,618,177        $27,737        $22,092,883
                                                 ========     ===========     ==========        =======        ===========


   Balance,  December 31, 2004                   $217,556     $19,390,102     $3,292,697       $(71,204)       $22,829,151
      Stock options and
        warrants exercised                          7,953         656,024              -              -            663,977
      Comprehensive income
        Net income for the period                       -               -      2,525,433              -          2,525,433
      Change in net unrealized loss on
        securities available for sale,
        net of reclassification adjustment
        and tax effects, if any                         -               -              -       (159,944)          (159,944)
         Total comprehensive income                                                                              2,365,489
                                                 --------     -----------     ----------        -------        -----------
   Balance,  September 30, 2005                  $225,509     $20,046,126     $5,818,130      $(231,148)       $25,858,617
                                                 ========     ===========     ==========      =========        ===========

See Notes to Consolidated Financial Statements

                       PARKE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                                        2005            2004
                                                                                   ------------    ------------
OPERATING ACTIVITIES
Net income                                                                         $  2,525,433    $  2,047,238
Adjustments to reconcile net income to net cash provided by
   Operating activities:
      Depreciation and amortization                                                     198,960         184,111
      Provision for loan losses                                                         806,162         399,411
      Net accretion of investment securities premiums/discounts                         (66,656)        (46,394)
      Realized losses (gains) on sale of securities                                       9,240          (7,889)
Changes in operating assets and liabilities:
   Increase in accrued interest receivable and other assets                            (254,995)       (641,808)
   Increase in accrued interest payable and other liabilities                           925,115         578,788
                                                                                   ------------    ------------
      Net cash provided by operating activities                                       4,143,259       2,513,457
                                                                                   ------------    ------------

INVESTING ACTIVITIES
   Purchases of investment securities available for sale                             (4,836,518)     (7,455,477)
   Proceeds from sales of restricted stock                                              317,300          28,100
   Proceeds from sales of investment securities available for sale                    5,092,055       1,144,694
   Proceeds from maturities/call of investment securities
     available for sale                                                                       -       1,000,000
   Principal payments on mortgage-backed securities
     available for sale                                                               1,597,314       1,956,324
   Net increase in loans                                                            (43,729,948)    (21,770,986)
   Purchase of building premises and equipment                                          (90,950)       (192,763)
                                                                                   ------------    ------------
      Net cash used in investing activities                                         (41,650,747)    (25,290,108)
                                                                                   ------------    ------------


FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               663,977          82,994
   Net increase in borrowed funds                                                     1,982,500       2,592,970
   Net increase in subordinated debt                                                 10,000,000               -
   Net decrease in Federal Home Loan Bank advances                                   (5,047,988)     (3,295,775)
   Net increase in interest-bearing deposits                                         39,304,710      26,485,733
   Net increase in noninterest-bearing deposits                                       1,620,396       3,105,624
                                                                                   ------------    ------------
      Net cash provided by financing activities                                      48,523,595      28,971,546
                                                                                   ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                11,016,107       6,194,895

CASH AND CASH EQUIVALENTS, JANUARY 1,                                                 1,801,788       4,267,256
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30,                                           $ 12,817,895    $ 10,462,151
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest on deposits and borrowed funds/FHLB advances                         $  4,023,000    $  2,599,419
                                                                                   ============    ============
     Income taxes                                                                  $  1,220,000    $  1,413,115
                                                                                   ============    ============

See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  GENERAL

Business

         Parke Bancorp, Inc. ("Parke Bancorp or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank"). Parke Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of June 1, 2005, the effective date of the reorganization. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented as if the exchange of shares occurred as of January 1, 2004. Pursuant to the Plan of Acquisition, each outstanding share of Parke Bank was converted automatically by operation of law into one share of Parke Bancorp. Parke Bancorp had no activity prior to the competition of this reorganization. Parke Bancorp is authorized to issue 10,000,000 shares of common stock, par value $0.10 per share and 1,000,000 shares of serial preferred stock, par value $0.10 per share. Options and warrants outstanding under the Bank's various Plans were converted automatically by operation of law into options and warrants to purchase shares of Parke Bancorp on the same terms and conditions.

         The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey. In addition, the Bank also has a Loan Production Office in Philadelphia, Pennsylvania maintained exclusively for loan production.

Financial Statements

         The financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 included herein have not been audited. Comparison to 2004 year-end and interim period financial data relate to the financial condition and results of operations of Parke Bank. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Bank's audited financial statements and the notes thereto for the years ended December 31, 2004 and 2003 included in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the FDIC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other periods.

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

Investments

         The Bank has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Bank would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of September 30, 2005 are the result of market changes in interest rates since the securities where purchased. This factor coupled with the fact the Bank has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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


NOTE 2.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended September 30, 2005 and 2004 was 2,253,522 and 2,151,334, respectively, and for the nine months ended September 30, 2005 and 2004, was 2,235,239 and 2,149,081, respectively.

         Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 398,801 and 367,675 additional shares for the three months period ended September 30, 2005 and 2004, respectively, and for the nine months ended September 30, 2005 and 2004 was 391,667 and 375,983, respectively.

         Both basic and diluted earnings per share computations give retroactive effect to stock dividends declared and paid in December 2004.

NOTE 3.  STOCK-BASED EMPLOYEE COMPENSATION

         The Company has stock-based employee compensation plans. As permitted under generally accepted accounting principles, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Because options granted under the plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Employee Compensation, to stock-based employee compensation. Both basic and diluted calculations give retroactive effect to stock dividends declared.

                                        Three months ended                 Nine months ended
                                           September 30                       September 30
                                       2005              2004              2005              2004
                                     --------          --------        ----------        ----------
Net income, as reported              $889,401          $768,605        $2,525,433        $2,047,238
Deduct total stock-based
compensation expense determined
under the fair value method for
all awards, net of related tax
effects                                     -                 -           (90,000)          (34,800)
                                     --------          --------        ----------        ----------
Pro-forma net income                 $889,401          $768,605        $2,435,433        $2,012,438
                                     ========          ========        ==========        ==========

Basic earnings per share:
      As reported                       $0.39             $0.36             $1.13             $0.95
      Pro-forma                         $0.39             $0.36             $1.09             $0.94

Diluted earnings per share:
      As reported                       $0.34             $0.31             $0.96             $0.81
      Pro-forma                         $0.34             $0.31             $0.93             $0.80


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

Parke Bank

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                     Amount        Ratio         Amount        Ratio
                                                     ------        -----         ------        -----
As of September 30, 2005:
-------------------------
Total Risk Based Capital                             $37,574        16%         $18,790         8%
(to Risk Weighted Assets)
     Tier 1 Capital                                  $34,627        15%          $9,419         4%
(to Risk Weighted Assets)
     Tier 1 Capital                                  $34,627        13%         $10,688         4%
(to Average Assets)

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                     Amount        Ratio         Amount        Ratio
                                                     ------        -----         ------        -----
As of December 31, 2004:
------------------------
Total Risk Based Capital                             $25,254        13%         $15,042         8%
(to Risk Weighted Assets)
     Tier 1 Capital                                  $22,900        12%          $7,521         4%
(to Risk Weighted Assets)
     Tier 1 Capital                                  $22,900        11%          $8,301         4%
(to Average Assets)

Parke Bancorp, Inc.

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                     Amount        Ratio         Amount        Ratio
                                                     ------        -----         ------        -----
As of September 30, 2005:
-------------------------
Total Risk Based Capital                             $29,036        10%         $18,830         8%
(to Risk Weighted Assets)
     Tier 1 Capital                                  $26,089        11%          $9,415         4%
(to Risk Weighted Assets)
     Tier 1 Capital                                  $26,089        12%         $10,688         4%
(to Average Assets)

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                     Amount        Ratio         Amount        Ratio
                                                     ------        -----         ------        -----
As of December 31, 2004:
------------------------
Total Risk Based Capital                               n/a          n/a           n/a           8%
(to Risk Weighted Assets)
     Tier 1 Capital                                    n/a          n/a           n/a           4%
(to Risk Weighted Assets)
     Tier 1 Capital                                    n/a          n/a           n/a           4%
(to Average Assets)

         Management believes, as of September 30, 2005 and December 31, 2004, that the Bank and the Bancorp met all capital adequacy requirements to which it was subject.

NOTE 5.  SUBORDINATED DEBENTURES

         On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 5.48% at September 30, 2005. Parke Capital Trust I purchased $5.2 million of variable rate junior subordinated deferrable interest debentures from The Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $800,000 was retained at the Company for future use.

         On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is fixed at 6.25%. The fixed/variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5.2 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $800,000 was retained at the Company for future use.


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

General

         The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as service charges, earnings from bank owned life insurance (BOLI), loan exit fees and other fees. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Company is also subject to losses in its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

                              Results of Operations
                Three Months Ended September 30, 2005 Compared to
                      Three Months Ended September 30, 2004
                                   (Unaudited)

         The following discussion compares the results of operations for the three month period ended September 30, 2005 (unaudited) to the results of operations for the three month period ended September 30, 2004 (unaudited). This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as the financial information included in the 2004 annual report on Form 10KSB.

         Net Income. For the three months ended September 30, 2005, net income totaled $889,401, compared to $768,605 for the three months ended September 30, 2004. Diluted earnings per share for the three months ended September 30, 2005 totaled $0.34, compared to $0.31 per share for the same period of 2004. Increased net income for the three months ended September 30, 2005 was attributable primarily to increases in revenue (net interest income and non interest income) of $543,781, partially offset by an increase in the provision for loan losses of $196,054, an increase in non interest expenses of $124,831, and an increase in tax expense of $102,100.

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

         Net interest income for the three months ended September 30, 2005 totaled $2.6 million, an increase of 29.5% compared to $2.0 million for the three months ended September 30, 2004. The increase is directly attributable to the growth in loan balances. The net interest margin for the three months ended September 30, 2005 was 4.2%, compared to 4.3% for the comparable period of 2004.

         Interest income increased by $1.5 million for the three months ended September 30, 2005, primarily as a result of an increase of $64.6 million in average interest-earning assets. Average loans outstanding increased by $60.2 million and average investment securities increased by $4.4 million. Yields on earning assets for the three months ended September 30, 2005 increased to 7.0% from 6.4% for the same period of 2004. Interest expense increased by $856,750, which is primarily attributable to average interest-bearing liabilities increasing by $59.9 million coupled with a general rise in interest rates. Average interest-bearing deposits increased by $49.0 million and average borrowings increased by $10.9 million. The average rate paid on interest-bearing liabilities increased to 3.3% for the three months ended September 30, 2005 from 2.2% for the same period of 2004.

         Noninterest Income. Noninterest income decreased $53,487, or 18.4%, for the three months ended September 30, 2005 to $237,771, down from $291,258 for the same period of 2004, reflecting mainly a decrease in service charges.

         Provision for Loan Losses. The provision for loan losses was $298,005 for the three months ended September 30, 2005, compared to $101,951 for the same period in 2004. The increase in the provision for the 2005 period was due to substantial loan growth in 2005.

         Noninterest Expenses. For the three months ended September 30, 2005, noninterest expenses increased by $124,831, or 13.1%, to $1.1 million compared to $956,893 for the same period of 2004. A 16.9% increase in compensation expenses was related to personnel costs for staffing increases to support loan and deposit growth. In addition, marketing costs increased for new promotional programs, and professional fees increased due to the formation of the holding company.

         Income Taxes. The Company recorded income tax expense of $592,100, on income before taxes of $1.5 million for the three months ended September 30, 2005, resulting in an effective tax rate of 40.0%, compared to income tax expense of $490,000 on income before taxes of $1.3 million for the same period of 2004, resulting in an effective tax rate of 38.9%.

                              Results of Operations
                Nine Months Ended September 30, 2005 Compared to
                      Nine Months Ended September 30, 2004
                                   (Unaudited)

         The following discussion compares the results of operations for the nine months ended September 30, 2005 (unaudited) to the results of operations for the nine months ended September 30, 2004 (unaudited). This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as the financial information included in the 2004 annual report on Form 10KSB.

         Net Income. For the nine months ended September 30, 2005, net income totaled $2.5 million, compared to $2.0 million for the nine months ended September 30, 2004. Diluted earnings per share for the first nine months of 2005 totaled $0.96, compared to $0.81 per share for the same period of 2004. Increased net income for the first nine months of 2004 was attributable primarily to increases in revenue (net interest income and noninterest income) of $1.9 million, partially offset by an increase in the provision for loan losses of $406,751, an increase in noninterest expenses of $656,516, and an increase in tax expense of $364,150.

         Net Interest Income. Net interest income for the first nine months of 2005 totaled $7.6 million, an increase of 30.4% over $5.9 million for the nine months ended September 30, 2004. Net interest income increased during the nine months ended September 30, 2005 due to increased interest income. The net interest margin for the nine months ended September 30, 2005 was 4.3%, which was the slightly lower for the comparable period last year of 4.4%..

         Interest income increased by $3.7 million, driven by an increase of $58.7 million in average interest-earning assets. Average loans outstanding increased by $52.7 million, while average investment securities increased by $6.0 million and federal funds sold decreased by $1.4 million. Yields on earning assets for the nine months ended September 30, 2005 increased to 6.9% from 6.4% for the same period of 2004. Interest expense increased by $1.9 million for the nine months. Average interest-bearing liabilities increased by $51.1 million. Average interest-bearing deposits increased by $42.0 million and average borrowings increased by $9.1 million. The average rate paid on interest-bearing liabilities increased to 3.0% for the nine months ended September 30, 2005 from 2.3% for the same period of 2004.

         Noninterest Income. Noninterest income increased $120,188, or 20.4%, for the nine months ended September 30, 2005 to $708,998, up from $588,810 for the same period of 2004 due to additional loan exit fees in 2005.

         Provision for Loan Losses. The provision for loan losses was $806,162 for the nine months ended September 30, 2005, compared to $399,411 for the same period in 2004. The increase in the provision for the 2005 period was due to substantial loan growth in 2005.

         Noninterest Expenses. For the nine months ended September 30, 2005, noninterest expenses increased by $656,516, or 24.4%, to $3.4 million compared to $2.7 million for the same period of 2004. A 27.0% increase in compensation expenses was related to personnel costs as a result of staffing increases in the loan and deposit areas compared to the same period of 2004. Professional expenses increased $373,635 to $564,672 due to reorganization and costs associated with the formation of the holding company.

         Income Taxes. The Company recorded income tax expense of $1.7 million on income before taxes of $4.2 million for the nine months ended September 30, 2005, resulting in an effective tax rate of 39.9%, compared to income tax expense of $1.3 million on income before taxes of $3.4 million for the same period of 2004, resulting in an effective tax rate of 39.0%.

                               Financial Condition
                   At September 30, 2005 and December 31, 2004
                                   (Unaudited)

         The following discussion compares the financial condition at September 30, 2005 (unaudited0 to the financial statements at December 31, 2004. This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-QSB.

         Total assets increased to $276.2 million at September 30, 2005, compared to $224.3 million at December 31, 2004, increasing $51.8 million, or 23.1%. Loans outstanding increased $43.5 million, or 23.2%. Deposits increased by $40.9 million, or 22.8%. Borrowed funds increased by $6.9 million, or 34.0%. Shareholders' equity increased by $3.0 million, or 13.3%, driven by net income of $2.5 million for the nine months ended September 30, 2005, and the exercise of warrants and options in the amount of $663,977.

         The increase in total loans was primarily due to increases in the commercial loans, which grew by $41.7 million and totaled $209.0 million as of September 30, 2005. This increase is in line with the Company's management's strategic plan and reflects increased origination activity over the past year and a strong local real estate market. All other categories of loans increased in the aggregate by $1.8 million.

         Allowance for Loan Losses. The allowance for loan losses was $3.2 million at September 30, 2005 as compared to $2.6 million at December 31, 2004. The ratio of the allowance for loan losses to total loans decreased to 1.38% at September 30, 2005 from 1.39% at December 31, 2004. The Company's management has considered non-performing assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions, and other factors that in management's judgment deserve recognition.

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

         Non-performing assets, expressed as a percentage of total assets, increased to 0.2% at September 30, 2005, from 0.1% at December 31, 2004. At September 30, 2005, the Company had $520,000 in non-accruing loans, which increased from $240,816 in non-accruing loans at December 31, 2004. One loan became non-accrual during the quarter

         Deposits. Deposits totaled $220.5 million at September 30, 2005, increasing $40.9 million, or 22.8%, from the December 31, 2004 balance of $179.6 million. The increase in deposits is attributable to the Company's management's growth strategy, which includes significant marketing, promotion and cross selling of additional products to existing customers. New accounts generated $15.0 million in savings deposits in the third quarter due to a successful promotion program. In addition, the Company continued to use brokered deposits as a funding source when needed.

         Included in deposits at September 30, 2005 and December 31, 2004 were $61.4 million and $38.9 million, respectively, of brokered deposits.

         Borrowed Funds. Borrowed funds totaled $27.3 million at September 30, 2005, increasing $6.9 million, or 34.0%, from December 31, 2004. This increase was attributable to the issuance of trust preferred securities totaling $10 million in August 2005 offset by maturities of the Federal Home Loan Bank ("FHLB") advances.

Comparative Average Balances, Interest and Yields

         The following table provides information regarding the average balances and yield/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:


        `                                                                    Nine Months Ended
                                         -----------------------------------------------------------------------------------------
                                                         September 30, 2005                           September 30, 2004
                                         -------------------------------------------   -------------------------------------------
                                            Average           Interest         Annual     Average           Interest       Annual
                                            Balance        Income/Expense      Yield      Balance        Income/Expense    Yield
                                            -------        --------------      -----      -------        --------------    -----
Assets
Loans                                     $209,947,182        $11,317,002       7.2%   $157,224,069         $8,022,093      6.8%
Investment securities                       24,289,057            868,372       4.8      16,889,054            524,030      4.1
Federal funds sold                           2,221,788             52,290       3.1       3,654,156             30,905      1.1
                                          ------------        -----------              ------------         ----------
Total interest-earning assets              236,458,027        $12,237,664       6.9     177,767,279         $8,577,028      6.4
                                                              ===========                                   ==========

Allowance for loan losses                   (2,906,584)                                  (2,425,438)
Other assets                                15,486,413                                   15,804,506
                                          ------------                                 ------------
Total assets                              $249,037,856                                 $191,146,347
                                          ============                                 ============

Liabilities and Shareholders' Equity
Regular savings deposits                  $ 25,254,599         $  466,304       2.5%   $ 22,031,171         $  326,297       2.0%
NOW & money market                          25,456,954            330.053       1.7      29,378,005            344,090       1.6
Time deposits                              135,735,369          3,272,056       3.2      93,035,065          1,888,740       2.7
                                          ------------         ----------              ------------         ----------         -
Total interest-bearing deposits            186,446,922          4,068,413       2.9     144,444,241          2,559,127       2.2

Borrowed funds & FHLB advances              19,748,951            522,929       3.5      10,645,789            157,003       2.0
                                          ------------         ----------              ------------         ----------
Total interest-bearing liabilities         206,195,873         $4,591,342       3.0     155,090,030         $2,716,130       2.3
                                                               ==========                                   ==========

Non interest-bearing demand deposits        16,473,659                                   13,547,222
Other liabilities                            1,777,934                                    1,498,584
Shareholders' equity                        24,590,390                                   21,010,511
                                          ------------                                 ------------
    Total liabilities and shareholders'
        Equity                            $249,037,856                                 $191,146,347
                                          ============                                 ============

Net interest income                                            $7,646,322                                   $5,860,898
                                                               ==========                                   ==========

Interest rate spread                                                            3.9%                                         4.1%

Net interest margin                                                             4.3%                                         4.4%

Critical Accounting Policy

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increase rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition". Although management believes the levels of this allowance as of September 30, 2005 and December 31, 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

         Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 103.8% and 105.0% at September 30, 2005 and December 31, 2004, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2005. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of September 30, 2005, the Company maintained lines of credit with the FHLB of $23.9 million.

         As of September 30, 2005, the Company's investment securities portfolio included $8.6 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

         At September 30, 2005, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 27, 2004, Republic First Bank filed an action captioned Republic First Bank v. Parke Bank and Vito S. Pantilione in the Superior Court of New Jersey Law Division, Gloucester County, alleging, among other things, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract in connection with certain loans to two Parke Bank customers in which Republic First Bank became a participant. Republic First Bank is seeking unspecified damages and requesting that a receivership be appointed for certain collateral. The complaint in the action was served on us in January 2005. The Bank filed an answer to the complaint, and the case is currently in the discovery phase. The Bank believes that the action is without merit and intends to vigorously defend against it.

         On June 1, 2005, Atlantic Central Bankers Bank and New Century Bank filed an action captioned Atlantic Central Bankers Bank and New Century Bank v. Parke Bank and Parke Capital Markets in the Superior Court of New Jersey Chancery Division, Cape May County, alleging breach of participation agreements and fraudulent misrepresentation in connection with the plaintiffs' participations in loans to the same Parke Bank customers as the Republic First Bank matter discussed above. In August 2005, the plaintiffs' motion for a preliminary injunction was denied, and they were ordered to pay the Bank's expenses. This case has been consolidated with the Republic First Bank case, and is currently in the discovery phase. The Bank believes that the action is without merit and intends to vigorously defend against it.

         On November 4, 2004, Stephen P. Magenta and other parties filed an action captioned Stephen P. Magenta, et. al. v. General Insulation Services, Inc., et. al. in the Superior Court of New Jersey Law Division, Gloucester County, related to the alleged embezzlement of over $1 million by an employee of one of our customers of funds maintained in accounts at the Bank. All but one of the claims against the Bank have been dismissed. The Bank believes that the action is without merit and intends to vigorously defend against it. In addition, the Bank believes that this action is covered by its insurance.

         Other than the foregoing, at September 30, 2005, the Company was not a party to any material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         31       Certifications required by Rule 13a-14(a) or 15d-14(a).

         32 Certification required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PARKE BANCORP, INC.





Date: November 9, 2005                     /s/Vito S. Pantilione
                                           -------------------------------------
                                           Vito S. Pantilione
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





Date: November 9, 2005                     /s/Ernest D. Huggard
                                           -------------------------------------
                                           Ernest D. Huggard
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)