Form 10-K
period 2005-12-31
PARKE BANCORP, INC.
filed 2006-03-29
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE  SECURITIES  EXCHANGE
    ACT OF 1934

For the fiscal year ended: December 31, 2005 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ____________ to ____________

                          Commission File No. 000-51338

                               PARKE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                   65-1241959
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

       601 Delsea Drive, Washington Township, New Jersey            08080
           (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code: 856-256-2500

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                        YES [ ] NO [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.               YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act).                                  YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the Nasdaq Capital Market on June 30, 2005, was approximately $23.1 million.

     As of March 22, 2006 there were issued and outstanding 2,327,995 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005. (Parts II and IV)

2.   Portions  of  the  Proxy   Statement   for  the  2006  Annual   Meeting  of
     Shareholders. (Parts II and III)

                               PARKE BANCORP, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
Part I
------
Item 1.       Business............................................................................................. 1
Item 1A.      Risk Factors.........................................................................................18
Item 1B.      Unresolved Staff Comments............................................................................20
Item 2.       Description of Property..............................................................................20
Item 3.       Legal Proceedings....................................................................................21
Item 4.       Submission of Matters to a Vote of Security Holders..................................................21

Part II
-------
Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
              of Equity Securities.................................................................................22
Item 6.       Selected Financial Data..............................................................................22
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................22
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...........................................22
Item 8.       Financial Statements and Supplementary Data..........................................................22
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................22
Item 9A.      Controls and Procedures..............................................................................22
Item 9B.      Other Information....................................................................................23

Part III
--------
Item 10.      Directors and Executive Officers of the Registrant...................................................24
Item 11.      Executive Compensation...............................................................................24
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......24
Item 13.      Certain Relationships and Related Transactions.......................................................25
Item 14.      Principal Accountant Fees and Services...............................................................25

Part IV
-------
Item 15.      Exhibits and Financial Statement Schedules...........................................................25


                                     PART I

Forward-Looking Statements

         Parke Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company's wholly-owned subsidiary, Parke Bank (the "Bank"), conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

         Parke Bancorp, Inc. ("Parke Bancorp" or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank"). The Company commenced operations on June 1, 2005, upon completion of the reorganization of the Bank into the holding company form of organization following approval of the reorganization by shareholders of the Bank at its 2005 Annual Meeting of Shareholders. The Company's business and operations primarily consist of its ownership of the Bank.

         The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey. In addition, the Bank also has a Loan Production Office in Philadelphia, Pennsylvania maintained exclusively for loan production. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2005, the Bank had assets of $297.8 million, deposits of $232.1 million and shareholders' equity of $27.2 million.

         The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $7 million in annual sales). Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. Residential construction loans in tract development are also included in the commercial loan category. The Bank also offers a range of deposit products to its commercial customers. Commercial customers also have the ability to use overnight depository, ACH activity and wire transfer service, all at reduced rates.

         The Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers in all age groups. In addition to traditional products and services, the Bank offers contemporary products and services, such as debit cards and Internet banking. Retail lending activities by the Bank include residential mortgage loans, home equity lines of credit, fixed rate second mortgages, new and used auto loans and overdraft protection.

Market Area

         Substantially all of the Bank's business is with customers in its market areas of Southern New Jersey and the Philadelphia area of Pennsylvania. Most of the Bank's customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank's markets could adversely affect the Bank's borrowers, their ability to repay their loan and to borrow additional funds, and consequently the Bank's financial condition and performance.

         Additionally, most of the Bank's loans are secured by real estate located in Southern New Jersey and the Philadelphia area. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on the Bank's earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Competition

         The Bank faces significant competition, both in making loans and attracting deposits. The Bank's competition in both areas comes principally from other commercial banks, thrift and savings institutions, including savings and loan associations and credit unions, and other types of financial institutions, including brokerage firms and credit card companies. The Bank faces additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

         Most of the Bank's competitors, whether traditional or nontraditional financial institutions, have a longer history and significantly greater financial and marketing resources than does the Bank. Among the advantages certain of these institutions have over the Bank are their ability to finance wide-ranging and effective advertising campaigns, to access international money markets and to allocate their investment resources to regions of highest yield and demand. Major banks operating in the primary market area offer certain services, such as international banking and trust services, which are not offered directly by the Bank.

         In commercial transactions, the Bank's legal lending limit to a single borrower enables the Bank to compete effectively for the business of individuals and smaller enterprises. However, the Bank's legal lending limit is considerably lower than that of various competing institutions, which have substantially greater capitalization. The Bank has a relatively smaller capital base than most other competing institutions which, although above regulatory minimums, may constrain the Bank's effectiveness in competing for loans.

Lending Activities

     Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.(1)

                                                                         At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                      2005                  2004                2003                 2002                 2001
                           ---------------------- -------------------- -------------------- ------------------- --------------------
                                Amount    Percent      Amount  Percent     Amount   Percent     Amount  Percent     Amount   Percent
                           ------------   ------- ------------ ------- -----------  ------- ----------- ------- -----------  -------

Commercial................ $ 11,053,481     4.3%  $  9,708,142   5.1% $  8,799,899    6.0%  $ 7,035,669   7.4%  $ 7,013,258   11.1%
Real estate construction:
   Residential............    1,174,233     0.5      1,252,811   0.7     2,164,811    1.5     1,370,266   1.4     1,491,077    2.4
   Commercial.............   70,156,767    27.1     37,270,464  19.8    29,896,562   20.4    17,122,397  18.0     6,912,656   10.9
Real estate mortgage:
   Residential............   17,308,735     6.7     16,360,109   8.7    18,013,087   12.3    13,188,780  13.9    10,417,895   16.5
   Commercial.............  154,287,964    59.6    120,051,646  63.6    84,054,063   57.5    53,503,768  56.3    35,550,050   56.2
Consumer..................    5,053,908     1.8      3,963,818   2.1     3,405,909    2.3     2,874,330   3.0     1,852,236    2.9
                           ------------   -----   ------------ -----  ------------  -----   ----------- -----   -----------  -----
     Total Loans.......... $259,035,088   100.0%  $188,606,990 100.0% $146,334,331  100.0%  $95,095,210 100.0%  $63,237,172  100.0%
                           ============   =====   ============ =====  ============  =====   =========== =====   ===========  =====

------------------------------------
(1) Amounts presented include adjustments for related unamortized deferred costs and fees.

         Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2005.

                                                                   Due after
                                                Due within        1 through 5         Due after
                                                  1 year             years             5 years            Total
                                              --------------     -------------      -------------     -------------

Commercial................................    $    7,805,102     $   2,765,286      $     483,093     $  11,053,481
Real estate construction:
   Residential............................         1,174,233                 -                  -         1,174,233
   Commercial.............................        50,704,662        12,645,429          6,806,676        70,156,767
                                              --------------     -------------      -------------     -------------
     Total amount due.....................    $   59,683,997     $  15,410,715      $   7,289,769     $  82,384,481
                                              ==============     =============      =============     =============

         The following table sets forth the dollar amount of loans in certain loan categories due after December 31, 2006, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                                                Floating or
                                                         Fixed Rates(1)       Adjustable Rates           Total
                                                         --------------       ----------------           -----

Commercial.........................................    $      3,047,959       $     8,005,522       $    11,053,481
Real estate construction:
   Residential.....................................                   -             1,174,233             1,174,233
   Commercial......................................           3,716,527            66,440,240            70,156,767
                                                       ----------------       ---------------       ---------------
     Total amount due..............................    $      6,764,486       $    75,619,995       $    82,384,481
                                                       ================       ===============       ===============


(1) Construction loans are adjustable rate loans, however, due to interest rate floors, they have been reclassified as fixed rate loans.

         Commercial Loans. The Bank originates secured loans for business purposes. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. The Bank's general policy is to obtain personal guarantees from the principals of the commercial loan borrowers. Such loans are made to businesses located in the Bank's market area.

         Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effects of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

         Real Estate Development and Construction Loans. The Bank has emphasized the origination of construction loans to individuals and real estate developers in its market area. The advantages of construction lending are that the market is typically less competitive than more standard mortgage products, the interest rate typically charged is a variable rate, which permits the Bank to protect against sudden changes in its costs of funds, and the fees or "points" charged by the Bank to its customers can be amortized over the shorter term of a construction loan, typically, one to two years, which permits the Bank to recognize income received over a shorter period of time. The Bank from time to time structures construction loans in excess of the legal lending limit of the Bank, with respect to which the Bank sells participation interests in the construction loans to other lenders, while maintaining and servicing the construction loan.

         The Bank provides interim real estate acquisition development and construction loans to builders and developers. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements. These loans are generally made on properties located in the Bank's market area.

         Development and construction loans are secured by the properties under development and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, the Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, costs estimates and pre-construction sale information.

         Loans to residential builders are for the construction of residential homes for which a binding sales contract exists and the prospective buyers have been pre-qualified for permanent mortgage financing. Loans to residential developers are made only to developers with a proven sales record. Generally, these loans are extended only when the borrower provides evidence that the lots under development will be sold to potential buyers satisfactory to the Bank.

         The Bank also originates loans to individuals for construction of single family dwellings. These loans are for the construction of the individual's primary residence. They are typically secured by the property under construction, occasionally include additional collateral (such as second mortgage on the borrower's present home), and commonly have maturities of six to twelve months.

         Construction financing is labor intensive for the Bank, requiring employees of the Bank to expend substantial time and resources in monitoring and servicing each construction loan to completion. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development, the accuracy of projections, such as the sales of homes or the future leasing of commercial space, and the accuracy of the estimated cost (including interest) of construction. Substantial deviations can occur in such projections. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Also, a construction loan that is in default can cause problems for the Bank such as designating replacement builders for a project, considering alternate uses for the project and site and handling any structural and environmental issues that might arise.

         Commercial Real Estate Mortgage Loans. The Bank originates mortgage loans secured by commercial real estate. Such loans are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. Although terms may vary, the Bank's commercial mortgages generally have maturities of twenty years, but re-price within five years.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

         The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its primary market area and obtaining periodic financial statements and tax returns from borrowers. It is also the Bank's general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

         Residential Real Estate Mortgage Loans. The Bank originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. Although the Bank has placed all of these loans into its portfolio, a substantial majority of such loans can be sold in the secondary market or pledged for potential borrowings.

         Consumer Loans. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles. Home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised or assessed value of the property securing the loan in each case, less the amount of any existing prior liens on the property, and generally have maximum terms of ten years, although the Bank does offer a 90% loan to value product if certain conditions related to the borrower and property are satisfied. The interest rates on second mortgages are generally fixed, while interest rates on home equity lines of credit are variable.

         Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2005, the Bank's loan to one borrower limit was approximately $5.9 million and the Bank had 13 borrowers with loan balances in excess of $5.0 million. At December 31, 2005, the Bank's largest loan to one borrower was a loan for construction and development, with a balance of $5.0 million and was secured by real estate. This loan is scheduled to be funded in stages after the houses are sold. At December 31, 2005, this loan was current and performing in accordance with the terms of the loan agreement.

         The size of loans which the Bank can offer to potential borrowers is less than the size of loans which many of the Bank's competitors with larger capitalization are able to offer. The Bank may engage in loan participations with other banks for loans in excess of the Bank's legal lending limits. However, no assurance can be given that such participations will be available at all or on terms which are favorable to the Bank and its customers.

Non-Performing and Problem Assets

         Non-Performing Assets. Non-accrual loans are those on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

         Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

         The following table sets forth information regarding non-accrual loans at the dates indicated.

                                                                                At December 31,
                                                    ----------------------------------------------------------------------
                                                        2005           2004           2003          2002           2001
                                                    -----------    -----------    -----------   -----------    -----------
Loans accounted for on a non-accrual basis:
Commercial.......................................   $    50,000    $         -    $         -   $         -    $         -
Real estate construction:
   Residential...................................             -        240,816        289,257       289,000              -
   Commercial....................................             -              -              -             -              -
Real estate mortgage:
   Residential...................................        20,000              -        504,878       742,067        745,000
   Commercial....................................     1,865,000              -              -             -              -
Consumer.........................................             -              -              -             -              -
                                                    -----------    -----------    -----------   -----------    -----------
     Total.......................................     1,935,000        240,816        794,135     1,031,067        745,000
                                                    -----------    -----------    -----------   -----------    -----------
Accruing loans delinquent 90 days or more:
Commercial.......................................             -              -              -             -              -
Real estate construction:
   Residential...................................             -              -              -             -              -
   Commercial....................................             -              -              -             -              -
Real estate mortgage:
   Residential...................................             -         54,859              -             -              -
   Commercial....................................       665,000              -              -        50,000              -
Consumer.........................................             -              -              -             -              -
                                                    -----------    -----------    -----------   -----------    -----------
     Total.......................................       665,000         54,859              -        50,000              -
                                                    -----------    -----------    -----------   -----------    -----------
         Total non-performing loans..............   $ 2,590,000    $   295,675    $   794,135   $ 1,081,067    $   745,000
                                                    ===========    ===========    ===========   ===========    ===========
Total non-performing loans as a
   percentage of net loans.......................        1.01%          0.16%          0.55%         1.15%          1.19%
                                                    ===========    ===========    ===========   ===========    ===========

         Classified Assets. Federal Regulations provide for a classification system for problem assets of insured institutions. Under this Classification System, problem assets of insured institutions are classified as substandard, doubtful or loss. An asset is considered "substandard" if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses which can jeopardize the timely payments of the loan.

         Assets classified as "doubtful" exhibit all of the weakness defined under the Substandard Category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount. Assets classified as "loss" are those considered un-collectable or of little value, even though a collection effort may continue after the classification and potential charge-off.

         The Bank also internally classifies certain assets as "special mention;" such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

         When  an  insured  institution  classifies  problem  assets  as  either
"substandard" or "doubtful," it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount.

         At December 31, 2005, the Bank had assets classified as follows:

Special mention.......................................      $        800,411
Substandard...........................................             3,221,945
Doubtful..............................................                20,000
Loss..................................................                 9,440
                                                            ----------------
      Total...........................................      $      4,051,846
                                                            ================

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2005, the Bank had real estate owned totaling $43,936 which is totally reserved.

         Allowance for Losses on Loans and Real Estate Owned. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management's evaluation of the inherent losses that may be incurred in the Bank's loan portfolio. Management also periodically performs valuations of Real Estate Owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary.

         Management's  judgment  as to the  level of future  losses on  existing loans is based on its internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future period will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The following table sets forth information with respect to the Bank's allowance for losses on loans at the dates and for the periods indicated.

                                                                            For the Year Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                         2005             2004            2003            2002             2001
                                                    -------------    -------------   -------------   -------------    -------------

Balance at beginning of period...................   $   2,620,651    $   2,256,070   $   1,333,000   $     834,483    $     467,484
Charge-offs:
Commercial.......................................               -                -               -               -           (7,000)
Real estate construction:
   Residential...................................               -                -               -               -                -
   Commercial....................................        (227,001)               -               -               -                -
Real estate mortgage:
   Residential...................................               -         (460,743)              -               -                -
   Commercial....................................               -                -               -               -                -
Consumer.........................................               -                -          (1,000)              -                -
                                                    -------------    -------------   -------------   -------------    -------------
     Total charge-offs:..........................        (227,001)        (460,743)         (1,000)              -           (7,000)
                                                    -------------    -------------   -------------   -------------    -------------

Recoveries:
Commercial.......................................               -                -               -               -                -
Real estate construction:
   Residential...................................               -                -               -               -                -
   Commercial....................................               -                -               -               -                -
Real estate mortgage:
   Residential...................................               -                -               -               -                -
   Commercial....................................               -                -               -               -                -
Consumer.........................................               -                -           1,000               -                -
                                                    -------------    -------------   -------------   -------------    -------------
     Total recoveries:...........................               -                -           1,000               -                -
                                                    -------------    -------------   -------------   -------------    -------------

Net charge-offs..................................        (227,001)        (460,743)              -               -           (7,000)
                                                    -------------    -------------   -------------   -------------    -------------
Provision for loan losses........................       1,180,162          825,324         923,070         498,517          373,999
                                                    -------------    -------------   -------------   -------------    -------------
Balance at end of period.........................   $   3,573,812    $   2,620,651   $   2,256,070   $   1,333,000    $     834,483
                                                    =============    =============   =============   =============    =============
Period-end loans outstanding (net of
   deferred costs/fees)..........................   $ 259,035,088    $ 188,606,990   $ 146,344,331   $  95,095,210    $  63,237,172
                                                    =============    =============   =============   =============    =============
Average loans outstanding........................   $ 223,821,300    $ 154,794,200   $ 120,796,806   $  78,245,329    $  49,878,934
                                                    =============    =============   =============   =============    =============
Allowance as a percentage of period
   end loans.....................................          1.38%            1.39%           1.54%           1.40%            1.32%
                                                    =============    =============   =============   =============    =============
Loans charged off as a percentage of
   average loans outstanding.....................          1.10%            0.30%           0.00%           0.00%            0.01%
                                                    =============    =============   =============   =============    =============

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category as the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.


                                                                           At December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2005                  2004                 2003                 2002                2001
                            ------------------   -------------------    ------------------    -----------------   -----------------
                                     Percent of             Percent              Percent of            Percent             Percent
                                      Loans in              of Loans              Loans in             of Loans            of Loans
                                        Each                in Each                 Each               in Each             in Each
                                      Category              Category              Category             Category            Category
                                      to Total              to Total              to Total             to Total            to Total
Type of Loans:              Amount       Loans   Amount        Loans    Amount       Loans    Amount      Loans   Amount      Loans
-------------               ------       -----   ------        -----    ------       -----    ------      -----   ------      -----
Commercial................ $  153,674     4.3% $  133,653        5.1% $  135,364      6.0%  $   98,642      7.4% $  92,628     11.1%
Real estate construction:
   Residential............     17,869     0.5      18,344        0.7      33,841      1.5       18,662      1.4     20,027      2.4
   Commercial.............    968,503    27.1     518,889       19.8     460,238     20.4      239,940     18.0     90,959     10.9
Real estate mortgage:
   Residential............    239,445     6.7     227,997        8.7     277,497     12.3      184,287     13.9    137,690     16.5
   Commercial.............  2,129,992    59.6   1,666,734       63.6   1,297,240     57.5      750,479     56.3    468,979     56.2
Consumer..................     64,329     1.8      55,034        2.1      51,890      2.3       39,990      3.0     24,200      2.9
                           ----------   -----  ----------      -----  ----------    -----   ----------    -----  ---------    -----
     Total Allowance       $3,573,812   100.0% $2,620,651      100.0% $2,256,070    100.0%  $1,333,000    100.0% $ 834,483    100.0%
                           ==========   =====  ==========      =====  ==========    =====   ==========    =====  =========    =====

Investment Activities

         General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with SFAS No. 115, the Bank classifies its portfolio of investment securities as "available for sale" or "held to maturity." At December 31, 2005, the Bank's investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

         Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements.


                                                                                   At December 31,
                                                                 --------------------------------------------------
                                                                       2005              2004              2003
                                                                 --------------    --------------    --------------
Securities Held to Maturity:
---------------------------
   Municipals.................................................   $    2,405,841    $      547,632    $      548,999
   Corporate trust preferred securities.......................                -                 -           250,000
                                                                 --------------    --------------    --------------
     Total securities held to maturity........................        2,405,841           547,632           798,999
                                                                 --------------    --------------    --------------
Securities Available for Sale:
-----------------------------
   U.S. government agency securities..........................                -                 -                 -
   U.S. government-sponsored entity securities................        6,202,390         8,670,230         4,255,820
   Municipals.................................................                -                 -                 -
   Mortgage-backed securities.................................        9,004,256        12,176,244         6,931,181
   Mutual funds...............................................                -         3,196,328         3,136,034
   Corporate & trust preferred securities.....................        6,316,298                 -                 -
   Stock......................................................          500,000                 -                 -
                                                                 --------------    --------------    --------------
     Total securities available for sale......................       22,022,944        24,042,802        14,323,035
                                                                 --------------    --------------    --------------
       Total..................................................   $   24,428,785    $   24,590,434    $   15,122,034
                                                                 ==============    ==============    ==============

         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Bank's investments securities portfolio at December 31, 2005 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                At December 31,
                           ---------------------------------------------------------------------------------------------------------
                           Within One Year   One to Five Years Five to Ten Years More than Ten Years   Total Investment Securities
                           ---------------   ----------------- ----------------- ------------------- -------------------------------
                          Carrying Average   Carrying  Average Carrying Average    Carrying Average  Carrying   Average
                           Value    Yield     Value     Yield   Value    Yield       Value   Yield     Value     Yield  Market Value
                           -----    -----     -----     -----   -----    -----       -----   -----     -----     -----  ------------
Securities Held to Maturity:
---------------------------
   Municipals............. $    -       -% $  538,055    2.62%  $    -       -% $ 1,867,786  4.33%  $ 2,405,841  3.95%  $ 2,322,985
                           ------   -----   ---------    ----   ------   -----  -----------  ----   -----------  ----   -----------
     Total securities
     held to maturity.....      -       -%    538,055    2.62%       -       -%   1,867,786  4.33%    2,405,841  3.95%    2,322,985
                           ------   -----   ---------    ----   ------   -----  -----------  ----   -----------  ----   -----------

Securities Available for Sale:
------------------------------
   U.S. government
   agency securities......      -       -%  2,484,490    4.49%       -       -%   3,717,900  4.46%    6,202,390  4.47%    6,202,390
   U.S. government-
   sponsored entity
   securities.............      -       -%          -       -%       -       -%           -     -%            -     -%            -
   Municipals.............      -       -%          -       -%       -       -%   9,004,256  4.85%    9,004,256  4.85%    9,004,256
   Mortgage-backed
   securities.............      -       -%    513,200    5.75%       -       -%   5,803,098  5.61%    6,316,298  5.60%    6,316,298
   Mutual funds...........      -       -%          -       -%       -       -%     500,000  0.00%      500,000  0.00%      500,000
     Total securities
     available for sale...      -       -%  2,997,690    4.70%       -       -%  19,025,254  4.90%   22,022,944  4.86%   22,022,944
                           ------   -----   ---------    ----   ------   -----  -----------  ----   -----------  ----   -----------
       Total..............      -       -%  3,535,745    4.94%       -       -% $20,893,040  4.81%  $24,428,785  4.77%  $24,345,929
                           ======   =====   =========    ====   ======   =====  ===========  ====   ===========  ====   ===========

Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $67 million and $39 million at December 31, 2005 and 2004, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank's cost of funds and negatively impact its interest rate spread, financial condition and results of operation.

         The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the three years ended December 31, 2005.

                                                                  At December 31, 2005
                                               ----------------------------------------------------------
                                                     Daily
                                                    Average              Average              Percent
                                                    Balance               Rate                of Total
                                               --------------         -------------        --------------
NOW and money market
   savings deposits........................    $   23,729,040             1.8%                  11.4%
Regular savings deposits...................        29,199,866             2.7%                  14.0%
Time deposits..............................       138,586,970             3.3%                  66.5%
                                               --------------                                  -----
     Total interest-bearing deposits.......       191,515,876                                   91.9%

Non interest-bearing demand deposits.......        16,946,509                                    8.1%
                                               --------------                                  -----
     Total deposits........................    $  208,462,385                                  100.0%
                                               ==============                                  =====

                                                                  At December 31, 2004
                                               ----------------------------------------------------------
                                                     Daily
                                                    Average              Average              Percent
                                                    Balance               Rate                of Total
                                               --------------         -------------        --------------
NOW and money market
   savings deposits........................    $   28,510,645             1.7%                  18.4%
Regular savings deposits...................        22,160,550             2.1%                  14.3%
Time deposits..............................        91,104,040             2.8%                  58.7%
                                               --------------                                  -----
     Total interest-bearing deposits.......       141,775,235                                   91.4%

Non interest-bearing demand deposits.......        13,422,274                                    8.6%
                                               --------------                                  -----
     Total deposits........................    $  155,197,509                                  100.0%
                                               ==============                                  =====

                                                                  At December 31, 2003
                                               ----------------------------------------------------------
                                                     Daily
                                                    Average              Average              Percent
                                                    Balance               Rate                of Total
                                               --------------         -------------        --------------
NOW and money market
   savings deposits........................    $   24,351,546             1.6%                  19.8%
Regular savings deposits...................        22,104,323             2.2%                  18.0%
Time deposits..............................        67,298,382             3.2%                  54.7%
                                               --------------                                  -----
     Total interest-bearing deposits.......       113,754,251                                   92.5%

Non interest-bearing demand deposits.......         9,270,022                                    7.5%
                                               --------------                                  -----
     Total deposits........................    $  123,024,273                                  100.0%
                                               ==============                                  =====

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

                                                    Certificates of
Maturity Period                                         Deposit
---------------                                         -------

Within three months..........................       $   21,364,066
Three through six months.....................           22,183,181
Six through twelve months....................           14,331,938
Over twelve months...........................           37,402,940
                                                    --------------
     Total...................................       $   95,282,066
                                                    ==============

         Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from FHLB outstanding during 2005, 2004 and 2003 had maturities of five years or less and cannot be prepaid without penalty.

         The following table sets forth information regarding the Bank's borrowings:

                                                                              December 31,
                                                           ------------------------------------------------
                                                                 2005             2004             2003
                                                           --------------   --------------   --------------
Amount outstanding at year end.........................    $   35,966,860   $   20,378,726   $   10,340,123
Weighted average interest rates at year end............              4.8%             2.8%             1.8%
Maximum outstanding at any month end...................    $   35,966,860   $   20,378,726   $   14,195,110
Average outstanding....................................    $   28,172,795   $   10,721,726   $    7,827,679
Weighted average interest rate during the year.........              3.1%             2.2%             2.1%

Subsidiary Activity

         The largest subsidiary of the Company is the Bank. The Bank has one subsidiary, Parke Capital Markets, a corporation, which was formed in 2001 to generate fee income from capital markets financing activities, which include term financings.

Personnel

         At December 31, 2005, the Bank had 30 full-time and 10 part-time employees.

Regulation

         General. Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Holding Company Regulation

         General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHC Act"), and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board has enforcement authority over the Company and the Company's non-bank subsidiaries which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for shareholders of the Company.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and any additional information as the Federal Reserve Board may require under the BHC Act. The Federal Reserve Board will also examine the Company and its subsidiaries.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Furthermore, under amendments to the BHC Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or providing any property or services. Generally, this provision provides that a bank may not extend credit, lease or sell property, or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to the bank holding company, or to any other subsidiary of the bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, the bank holding company, or any subsidiary of the bank.

         Extensions of credit by the Bank to executive officers, directors, and principal shareholders of the Bank or any affiliate thereof, including the Company, are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

         Federal  Securities Law. The Company's common stock is registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and the Company is subject to the periodic reporting and other requirements of Section 12(g) of the 1934 Act, as amended.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "SOX Act") was enacted to address corporate and accounting fraud. The SEC has promulgated new regulations pursuant to the SOX Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the SOX Act. The passage of the SOX Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the SOX Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         The Bank operates in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors and not shareholders of the Bank.

         Any change in applicable statutory and regulatory requirements, whether by the New Jersey Department of Banking and Insurance, the Federal Deposit Insurance Corporation (the "FDIC") or the United States Congress, could have a material adverse impact on the Bank, and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank's franchise which could hurt the trading price of the Bank's stock.

         As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance affect virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

         Insurance of Deposits. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points. Currently, the Bank's deposit insurance premium has been assessed at [zero] basis points of deposits.

         Capital Adequacy Guidelines. The Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

         In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which a bank must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

         At December 31, 2005, the Company and the Bank had the requisite capital levels to qualify as "well capitalized."

Item 1A. Risk Factors

         The following is a summary of the material risks related to an investment in the Company's securities.

A significant amount of the Bank's business is concentrated in real estate development and construction lending.

         At December 31, 2005, approximately 27.5% of our loans are commercial and residential real estate development and construction loans, which are secured by the real estate under development. Construction lending involves extensive risks. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner or according to original specifications. Real estate development and construction projects that are not completed in a timely manner or according to original specifications are generally less marketable than projects that are fully developed, and the loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment. Construction projects are commonly underwritten based upon projections, such as the sales of homes or future leasing of commercial spaces, and substantial deviations from such projections can occur. Construction lending is also labor intensive for the Bank, requiring Bank employees to expend substantial time and resources in monitoring and servicing each construction loan to completion. In addition, a construction loan that is in default can create problems for the Bank, such as designating replacement builders for a project, considering alternate users for the project and site and handling any structural or environmental issues that might arise. Such problems and the risks inherent in construction lending may have a material adverse effect on the Company's earnings and overall financial condition.

Most of the Bank's loans are secured, in whole or in part, with real estate collateral.

         In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2005, approximately 95.8% of the Bank's loans had real estate as a primary, secondary or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, but such collateral may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Some of the Bank's assets are classified as non-performing assets that may lose further value.

         The Bank has non-performing assets, which at this time only include non-accruing loans. At December 31, 2005, the Bank's non-performing loans were 1.4% of outstanding net loans. There is a possibility that the Bank's earnings could be reduced in the event that the eventual values of these non-performing assets are or become less than the values that we have assigned to them.

The Bank may experience loan losses in excess of its allowance.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. The Bank's management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If the Bank's management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank's earnings and capital could be significantly and adversely affected.

         As of December 31, 2005, the allowance for loan losses was approximately $3.6 million, which represented 1.4% of outstanding net loans. At such date, we had non-accruing loans totaling $1.9 million. The Bank actively manages its non-accruing loans in an effort to minimize credit losses. Although the Bank's management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although the Bank's management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank's non-performing or performing loans. Material additions to the Bank's allowance for loan losses would result in a decrease in the Bank's net income and capital, and could have a material adverse effect on the Company's financial condition and results of operations.

The Bank operates in a competitive market.

         The Bank operates in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as trust investment and international banking services, which the Bank does not offer. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Finally, the Bank's continued growth and profitability will depend upon its ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that the Bank will be successful in attracting and retaining such personnel.

The Bank is dependent on certain key personnel.

         The success of the Bank depends, to a great extent, upon the services of Vito S. Pantilione, the Bank's President and Chief Executive Officer, Ernest
D. Huggard, the Bank's Senior Vice President and Chief Financial Officer, and David O. Middlebrook, the Bank's Vice President and Senior Loan Officer. The Bank has been able to retain the services of Mr. Pantilione and Mr. Huggard since its inception and of Mr. Middlebrook since he joined the Bank in 1999. The Bank also needs, from time to time, to recruit personnel to fill vacant positions for experienced lending and credit administration officers. There can be no assurance that the Bank will continue to be successful in recruiting and retaining the necessary personnel for the Bank's lending, operations, accounting and administrative functions. The Bank's inability to hire or retain key personnel could have a material adverse effect on the Company's results of operations.

Changes in interest rates affect the Company's profitability and assets.

         The Company derives its income mainly from the difference, or "spread," between the interest earned by the Bank on loans, securities and other interest-earning assets, and the interest paid by the Bank on deposits, borrowings and other interest-bearing liabilities. If more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining, then the Company's net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising, then the Company's net interest income may be reduced. At December 31, 2005, the Bank's total interest-bearing liabilities maturing or re-pricing within one year exceeded interest-earning assets maturing or re-pricing during the same time period by $27.4 million. As a result, the cost on its interest-bearing liabilities should adjust to changes in interest rates at a faster rate than the yield of its interest-earning assets, and its net interest income may be reduced when interest rates increase significantly for this period of time.

The Bank's management controls a significant percentage of our common stock.

         At March 22, 2006, the Company's and the Bank's directors and executive officers beneficially owned 1,245,161 shares or exercisable warrants and options, or 48.8%, of our common stock. Because of the large percentage of stock held by the Company's and the Bank's directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

Item 1B. Unresolved Staff Comments

         None.

Item 2.  Description of Property

         (a)      Properties.

         The Company's and the Bank's main office is located in Washington Township, Gloucester County, New Jersey, in an office building of approximately 13,000 square feet. The main office facilities include teller windows, a lobby area, drive-through windows, automated teller machine, a night depository, and executive and administrative offices. In December 2002, the Bank executed its lease option to purchase the building for $1.5 million.

         The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey and a loan production office in Philadelphia, Pennsylvania. These offices were opened by the Bank in September 2002, February 2003, and February 2004 respectively. The Northfield office and loan production office are leased. The Washington Township office was purchased in February 2003.

         Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank's business. At December 31, 2005, net property and equipment totaled approximately $3.1 million.

         (b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Company's investment policies, which are implemented by the Bank. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

          (1)  Investments in Real Estate or Interests in Real Estate. See "Item
               1. Business - Lending Activities."

          (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities."

          (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities."

     (c) Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings

         On December 27, 2004, Republic First Bank filed an action captioned Republic First Bank v. Parke Bank and Vito S. Pantilione in the Superior Court of New Jersey Law Division, Gloucester County. The Bank believes that the action is without merit and intends to vigorously defend against it. The suit alleges, among other things, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract in connection with certain loans to two Parke Bank customers in which Republic First Bank became a participant. Republic First Bank is seeking unspecified damages and requesting that a receivership be appointed for certain collateral. The complaint in the action was served on us in January 2005. The Bank filed an answer to the complaint, and the case is currently in the discovery phase.

         On June 1, 2005, Atlantic Central Bankers Bank and New Century Bank filed an action captioned Atlantic Central Bankers Bank and New Century Bank v. Parke Bank and Parke Capital Markets in the Superior Court of New Jersey Chancery Division, Cape May County. The Bank believes that the action is without merit and intends to vigorously defend against it. The suit alleges breach of participation agreements and fraudulent misrepresentation in connection with the plaintiffs' participations in loans to the same Parke Bank customers as the Republic First Bank matter discussed above. In August 2005, the plaintiffs' motion for a preliminary injunction was denied, and they were ordered to pay the Bank's expenses. This case has been consolidated with the Republic First Bank case, and is currently in the discovery phase.

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

         Other than the foregoing, at December 31, 2005, the Company was not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         On December 20, 2005, the Company held a special meeting of shareholders to approve the Parke Bancorp, Inc. 2005 Stock Option Plan, which was approved with 1,173,136 votes cast for approval, 137,540 votes cast against approval and 27,670 abstentions.

                                     PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

         The information contained under the section captioned "Market Prices and Dividends" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Item 6. Selected Financial Data

         The  information   contained  under  the  section  captioned  "Selected
Financial Data" in the Company's 2005 Annual Report (the "Annual Report") is incorporated herein by reference.

Item 7. Management's Discussion and Analysis or Plan of Operation

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity -- Rate Sensitivity Analysis" in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The   Company's   financial   statements   listed  under  Item  15  are
incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.      Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be furnished without charge upon written request to the Chief Financial Officer, Parke Bancorp, Inc., 601 Delsea Drive, Washington Township, New Jersey, 08080.

Item 11. Executive Compensation

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         (a)      Security Ownership of Certain Beneficial Owners

         The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

         (b)      Security Ownership of Management

         The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is  information as of December 31, 2005 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                 (a)                        (b)                       (c)

                                                                                              Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                                                                               equity compensation
                                        Number of securities to       Weighted-average          plans (excluding
                                        be issued upon exercise      exercise price of       securities reflected in
                                        of outstanding options      outstanding options            column (a))
                                        ----------------------      -------------------            -----------
Equity compensation plans approved
     by shareholders.............               275,807                    $15.87                    138,073
                                                -------                    ------                    -------

     TOTAL.......................               275,807                    $15.87                    138,073
                                                =======                    ======                    =======

Item 13. Certain Relationships and Related Transactions

         The   information   contained   in  the  section   captioned   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

         The  information   contained  in  the  section   captioned   "Principal
Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

         (a) Listed below are all financial statements and exhibits filed as part of this report.

          1. The following financial statements and the independent auditors' report included in the Annual Report are incorporated herein by reference:

               o    Report of Independent Registered Public Accounting Firm

               o    Consolidated Balance Sheets as of December 31, 2005 and 2004

               o Consolidated Statements of Income For the Years Ended December 31, 2005, 2004 and 2003

               o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

               o Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

               o    Notes to Consolidated Financial Statements

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               3(i) Certificate of Incorporation of Parke Bancorp, Inc.*
               3(ii) Bylaws of Parke Bancorp, Inc.*
               4.1  Specimen stock certificate of Parke Bancorp, Inc.*
               4.2  Specimen  common stock  purchase  warrant of Parke  Bancorp,
                    Inc.*
               10.1 Employment Agreement Between Bank and Vito S. Pantilione*
               10.2 Supplemental Executive Retirement Plan*
               10.3 1999 Stock Option Plan*
               10.4 2002 Stock Option Plan*
               10.5 2003 Stock Option Plan*
               10.6 2005 Stock Option Plan**
               13   Annual  Report to  Stockholders  for the  fiscal  year ended
                    December 31, 2005
               21   Subsidiaries of the Registrant*
               23   Consent of McGladrey & Pullen, LLP
               31   Certifications pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002
               32   Certifications pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

               * Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on January 31, 2005.

               ** Incorporated by reference to the Company's Definitive Proxy Statement filed with the SEC on December 20, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PARKE BANCORP, INC.



Dated: March 29, 2006                By:    /s/Vito S. Pantilione
                                            ----------------------------------
                                            Vito S. Pantilione
                                            President, Chief Executive Officer
                                            and Director


         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 29, 2006.


/s/Celestino R. Pennoni                           /s/Vito S. Pantilione
-----------------------------------------------   -----------------------------------------------
Celestino R. Pennoni                              Vito S. Pantilione
Chairman                                          President, Chief Executive Officer and Director
                                                  (Principal Executive Officer)

/s/Fred G. Choate                                 /s/Daniel Dalton
-----------------------------------------------   -----------------------------------------------
Fred G. Choate                                    Daniel Dalton
Director                                          Director

/s/Ernest D. Huggard
-----------------------------------------------
Ernest D. Huggard
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)