Form 10-Q
period 2006-03-31
PARKE BANCORP, INC.
filed 2006-05-15
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended: March 31, 2006
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-51338

                               PARKE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  New Jersey                                      65-1241959
----------------------------------------------                  -------------
(State or other  jurisdiction of incorporation                  (IRS Employer
  or  organization)                                          Identification No.)

       601 Delsea Drive, Washington Township, New Jersey           08080
       -------------------------------------------------           -----
           (Address of principal executive offices)              (Zip Code)

                                  856-256-2500
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                      Yes [ ]          No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 4, 2006, there were issued and outstanding 2,830,811 shares of the registrant's common stock.

                               PARKE BANCORP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I            FINANCIAL INFORMATION
------

Item 1.           Financial Statements........................................................1
Item 2.           Management's Discussion and Analysis of Financial Conditional
                      and Results of Operations..............................................11
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................16
Item 4.           Controls and Procedures....................................................16

Part II           OTHER INFORMATION
------

Item 1.           Legal Proceedings..........................................................17
Item 1A.          Risk Factors...............................................................17
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds................17
Item 3.           Default Upon Senior Securities.............................................17
Item 4.           Submission of Matters to a Vote of Security Holders........................17
Item 5.           Other Information..........................................................17
Item 6.           Exhibits...................................................................18

SIGNATURES

EXHIBITS and CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                March 31,     December 31,
                                                                 2006             2005
                                                            -------------    -------------
                                                              (Unaudited)
Assets
Cash and cash due from banks                                $   3,759,026    $   4,377,196
Federal funds sold                                                687,097            2,840
                                                            -------------    -------------
         Cash and cash equivalents                              4,446,123        4,380,036
                                                            -------------    -------------

Investment securities available for sale, at market value      21,118,393       22,022,944
Investment securities held to maturity, at amortized cost
(market value $2,362,043 at March 31, 2006 and
$2,322,985 at December 31, 2005)                                2,413,397        2,405,841
                                                            -------------    -------------
         Total investment securities                           23,531,790       24,428,785
                                                            -------------    -------------

Restricted stock, at cost                                       1,072,400        1,348,900
                                                            -------------    -------------
Loans                                                         271,966,530      259,035,088
Less: allowance for loan losses                                (3,808,812)      (3,573,812)
                                                            -------------    -------------
         Total net loans                                      268,157,718      255,461,276
                                                            -------------    -------------

Bank premises and equipment, net                                3,023,429        3,079,876

Accrued interest receivable and other assets                    8,940,041        9,111,571
                                                            -------------    -------------

         Total assets                                       $ 309,171,501    $ 297,810,444
                                                            =============    =============

                 See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31,       December 31,
                                                                          2006             2005
                                                                      -------------    -------------
                                                                       (Unaudited)
Liabilities and Shareholders' Equity

Liabilities
     Deposits
       Noninterest-bearing demand                                     $  21,033,447    $  17,918,339
       Interest-bearing                                                 227,283,148      214,137,969
                                                                      -------------    -------------
         Total deposits                                                 248,316,595      232,056,308

     Borrowed funds                                                       5,049,750        5,082,500
     Federal Home Loan Bank advances                                     14,418,978       20,574,360
     Subordinated debentures                                             10,310,000       10,310,000
     Accrued interest payable and other accrued liabilities               2,590,780        2,593,949
                                                                      -------------    -------------

         Total liabilities                                              280,686,103      270,617,117
                                                                      -------------    -------------

Commitments and Contingencies (Note 1)

Shareholders' Equity
     Common stock, $0.10 par value, 10,000,000 shares
       authorized; 2,825,107 shares issued and outstanding at
       March 31, 2006 and 2,317,364 shares issued and
       outstanding at December 31, 2005                                     282,511          231,736
     Preferred stock, 1,000,000 shares authorized; no shares issued
       and outstanding                                                         --               --
     Additional paid-in capital                                          20,749,046       20,511,410

     Retained earnings                                                    7,862,581        6,787,118

     Accumulated other comprehensive (loss)                                (350,720)        (286,296)
     Treasury stock, at cost (3,288 shares at March 31, 2006 and
       2,380 shares at December 31, 2005)                                   (58,020)         (50,641)
                                                                      -------------    -------------
         Total shareholders' equity                                      28,485,398       27,193,327
                                                                      -------------    -------------
         Total liabilities and shareholders' equity                   $ 309,171,501    $ 297,810,444
                                                                      =============    =============

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months ended March 31,
                                               ------------------------------------
                                                         2006         2005
                                                      ----------   ----------
Interest and Dividend Income
     Loans, including fees                            $5,249,988   $3,399,121
     Investment securities                               302,452      297,248
     Federal funds sold                                   17,057          118
                                                      ----------   ----------
       Total interest and dividend income              5,569,497    3,696,487
                                                      ----------   ----------

Interest Expense
     Deposits                                          2,023,658    1,115,880
     Borrowings                                          390,330      149,321
                                                      ----------   ----------
       Total interest expense                          2,413,988    1,265,201
                                                      ----------   ----------

         Net interest income                           3,155,509    2,431,286

Provision for Loan Losses                                235,000      232,134
                                                      ----------   ----------
Net interest income after provision for loan losses    2,920,509    2,199,152
                                                      ----------   ----------

Noninterest Income
     Service charges on deposit accounts                  36,132       42,644
     Other fee income                                    219,718      110,063
                                                      ----------   ----------
         Total noninterest income                        255,850      152,707
                                                      ----------   ----------

Noninterest Expenses
     Compensation and benefits                           676,497      526,032
     Occupancy, equipment and data processing            212,711      195,078
     Marketing and business development                   53,428       33,827
     Professional services                               149,029      197,408
     Other operating expenses                            265,011      181,497
                                                      ----------   ----------
         Total noninterest expenses                    1,376,676    1,133,842
                                                      ----------   ----------

Income Before Income Tax Expense                       1,799,683    1,218,017

Income Tax Expense                                       724,220      486,000
                                                      ----------   ----------

         Net Income                                   $1,075,463   $  732,017
                                                      ==========   ==========

Net Income Per Common Share:
     Basic                                            $     0.39   $     0.28
                                                      ==========   ==========
     Diluted                                          $     0.33   $     0.23
                                                      ==========   ==========
Weighted Average Shares Outstanding:
     Basic                                             2,786,659    2,645,734
                                                      ==========   ==========
     Diluted                                           3,283,668    3,153,211
                                                      ==========   ==========

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                                  Accumulated
                                                       Additional                   Other                          Total
                                            Common      Paid-In      Retained    Comprehensive                  Shareholders'
                                             Stock      Capital      Earnings     Income (Loss) Treasury Stock     Equity
                                             -----      -------      --------     ------------- --------------     ------

Balance,  December 31, 2004                $217,556   $19,390,102   $3,292,697     $ (71,204)     $        -     $22,829,151


   Stock options and warrants exercised      5,757        468,438            -             -               -         474,195
   Comprehensive income:
     Net income for the period                   -              -      732,017             -               -         732,017
     Change in net  unrealized  gain on
       securities  available  for sale,
       net     of      reclassification
       adjustment  and tax effects,  if
       any                                       -              -            -      (159,275)              -        (159,275)
                                                                                                                 -----------

         Total comprehensive income                                                                                  572,742
                                          --------    -----------   ----------     ---------      ----------     -----------
Balance,  March 31, 2005                  $223,313    $19,858,540   $4,024,714     $(230,479)     $        -     $23,876,088
                                          ========    ===========   ==========     =========      ==========     ===========


Balance,  December 31, 2005               $231,736    $20,511,410   $6,787,118     $(286,296)     $  (50,641)    $27,193,327


   Stock options and warrants exercised      3,805        284,606            -             -               -         288,411
   Treasury stock purchased                      -              -            -             -          (7,379)         (7,379)
   20% stock dividend                       46,970        (46,970)           -             -               -               -
   Comprehensive income:
     Net income for the period                   -              -    1,075,463             -               -       1,075,463
     Change in net unrealized gain on
       securities available for sale,
       net of reclassification
       adjustment and tax effects, if
       any                                       -              -            -       (64,424)              -         (64,424)
                                                                                                                 -----------
         Total comprehensive income                                                                                1,011,039
                                          --------    -----------   ----------     ---------      ----------     -----------
Balance, March 31, 2006                   $282,511    $20,749,046   $7,862,581     $(350,720)     $  (58,020)    $28,485,398
                                          ========    ===========   ==========     =========      ==========     ===========

                                       4

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                                  2006            2005
                                                                             ------------    ------------
Operating Activities
   Net income                                                                $  1,075,463    $    732,017
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                 63,125          65,752
     Provision for loan losses                                                    235,000         232,134
     Net accretion of investment securities premiums/discounts                     (5,530)        (34,944)
   Changes in operating assets and liabilities:
     Increase (Decrease) in accrued interest receivable and other assets          714,479        (398,416)
     (Decrease) Increase in accrued interest payable and other liabilities         (3,169)        500,819
                                                                             ------------    ------------
         Net cash provided by operating activities                              2,079,368       1,097,362
                                                                             ------------    ------------

Investing Activities
   Purchases of investment securities available for sale                                -      (1,000,000)
   Proceeds from redeemed restricted stock                                        276,500          65,700
   Principal payments on mortgage-backed securities                               295,152         276,896
   Net increase in loans                                                      (12,931,442)    (11,943,300)
   Purchase of building premises and equipment                                     (6,678)        (24,725)
                                                                             ------------    ------------
         Net cash used in investing activities                                (12,366,468)    (12,625,429)
                                                                             ------------    ------------

Financing Activities
   Proceeds from exercise of stock options and warrants                           288,411         474,195
   Purchase of treasury stock                                                      (7,379)              -
   Proceeds from borrowings                                                     1,500,000               -
   Repayment of borrowings                                                     (7,688,132)       (885,808)
   Net increase in interest-bearing deposits                                   13,145,179      14,409,973
   Net increase in noninterest-bearing deposits                                 3,115,108        (705,314)
                                                                             ------------    ------------
         Net cash provided by financing activities                             10,353,187      13,293,046
                                                                             ------------    ------------

         Increase in cash and cash equivalents                                     66,087       1,764,979

Cash and Cash Equivalents, January 1,                                           4,380,036       1,801,788
                                                                             ------------    ------------

Cash and Cash Equivalents, March 31,                                         $  4,446,123    $  3,566,767
                                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
     Interest on deposits and borrowings                                     $  2,146,876    $  1,032,738
                                                                             ============    ============
     Income taxes                                                            $    850,000    $          -
                                                                             ============    ============

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  GENERAL

Business

         Parke Bancorp, Inc. ("Parke Bancorp or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank"). Parke Bancorp recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of June 1, 2005, the effective date of the reorganization. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are presented as if the exchange of shares occurred as of January 1, 2005. Pursuant to the Plan of Acquisition, each outstanding share of Parke Bank was converted automatically by operation of law into one share of Parke Bancorp. Parke Bancorp had no activity prior to the completion of this reorganization. Parke Bancorp is authorized to issue
10,000,000 shares of common stock, par value $0.10 per share and 1,000,000 shares of serial preferred stock, par value $0.10 per share. Options and warrants outstanding under the Bank's various Plans were converted automatically by operation of law into options and warrants to purchase shares of Parke Bancorp on the same terms and conditions.

         The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey. In addition, the Bank also has a Loan Production Office in Philadelphia, Pennsylvania maintained exclusively for loan production.

Financial Statements

         The financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 included herein have not been audited. Comparison to 2005 interim period financial data relate to the financial condition and results of operations of Parke Bank. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the years ended December 31, 2005 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other periods.

Basis of Financial Statement Presentation

         The financial statements include the accounts of Parke Bancorp Inc. and its wholly owned subsidiaries, Parke Bank and Parke Capital Markets. All significant inter-company balances and transactions have been eliminated. Such statements have been prepared in accordance with GAAP and general practice within the banking industry.

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

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Investments

         The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of March 31, 2006 are the result of market changes in interest rates since the securities where purchased. This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

NOTE 2.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2005 were 2,786,659 and 2,645,734, respectively.

         Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 496,679 and 507,477 additional shares for the three months period ended March 31, 2006 and 2005, respectively.

NOTE 3.  STOCK-BASED EMPLOYEE COMPENSATION

         Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 123 Share-Based Payment (Revised
2004)("SFAS 123R") utilizing the modified prospective approach. Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after January 1, 2006 based on

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Company has not restated prior period results.

         Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Because options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost was included in determining net income for the three months ended March 31, 2005.

         All outstanding stock options as of January 1, 2006 were fully vested (in prior years, all options vested upon issuance), thus no compensation expense was recognized during the three months ended March 31, 2006 for such options. During the three months ended March 31, 2006, the Company did not issue any options. The Company will use the Black-Scholes option pricing model to estimate the fair value of any stock-based awards in 2006.

         As of March 31, 2006, there were no unvested options and, accordingly, no unrecognized compensation cost related to share-based payments to be recognized in the future.

         The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Employee Compensation, to stock-based employee compensation. Both basic and diluted calculations give retroactive effect to stock dividends declared.

                                       Three months ended March 31,
                                       ----------------------------
                                                 2005
                                            ---------------

Net income, as reported                     $       732,017
Deduct total stock-based                            (90,000)
   compensation expense
   determined under the fair
   value method for all awards,
   net of related tax effects
                                            ---------------
     Pro-forma net income                   $       642,017
                                            ===============

Basic earnings per share:
   As reported                              $          0.28
   Pro-forma                                $          0.24

Diluted earnings per share:
   As reported                              $          0.23
   Pro-forma                                $          0.20


NOTE 4.  REGULATORY RESTRICTIONS

         Both the Company and the Bank are subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

Parke Bank

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                      Amount       Ratio         Amount       Ratio
                                                      ------       -----         ------       -----
As of March 31, 2006:
---------------------
(amounts in thousands)
Total Risk Based Capital                             $41,084        15%         $21,768         8%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $37,678        14%         $10,884         4%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $37,678        12%         $12,138         4%
(to Average Assets)

                                                                                    For Capital
                                                            Actual                Adequacy Purpose
                                                      Amount       Ratio         Amount       Ratio
                                                      ------       -----         ------       -----
As of December 31, 2005:
------------------------
(amounts in thousands)
Total Risk Based Capital                             $39,416        15%         $20,825         8%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $36,158        14%         $10,413         4%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $36,158        13%         $11,370         4%
(to Average Assets)


Parke Bancorp, Inc.

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                      Amount       Ratio         Amount       Ratio
                                                      ------       -----         ------       -----
As of March 31, 2006:
---------------------
(amounts in thousands)
Total Risk Based Capital                             $42,217        17%         $21,637         8%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $35,705        13%          $9,822         4%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $35,705        12%         $12,138         4%
(to Average Assets)

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                     For Capital
                                                            Actual                Adequacy Purpose
                                                      Amount       Ratio         Amount       Ratio
                                                      ------       -----         ------       -----
As of December 31, 2005:
------------------------
(amounts in thousands)
Total Risk Based Capital                             $40,737        16%         $20,856         8%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $34,349        13%         $10,428         4%
(to Risk Weighted Assets)
 Tier 1 Capital                                      $34,349        12%         $11,370         4%
(to Average Assets)


         Management believes, as of March 31, 2006 and December 31, 2005, that the Bank and the Company met all capital adequacy requirements to which either of them was subject.

NOTE 5.  SUBORDINATED DEBENTURES

         On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 6.43% at March 31, 2006. Parke Capital Trust I purchased $5.2 million of variable rate junior subordinated deferrable interest debentures from The Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $800,000 was retained at the Company for future use.

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

         The Company cautions that the foregoing list of important factors is not exclusive. The Company also cautions readers not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date on which they are given. The Company is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after any such date. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K and any current reports on Form 8-K.

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

                              Results of Operations
 Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
                                   (Unaudited)

         The following discussion compares the results of operations for the three month period ended March 31, 2006 to the results of operations for the three month period ended March 31, 2005. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2005 Annual Report on Form 10-K.

         Net Income. For the three months ended March 31, 2006, net income totaled $1,075,463, compared to $732,017 for the three months ended March 31, 2005. Diluted earnings per share for the three months ended March 31, 2006 totaled $0.33, compared to $0.23 per share for the same period of 2005. Increased net income for the three months ended March 31, 2006 was attributable primarily to increases in revenue (net interest income and non interest income) of $827,366, partially offset by an increase in the provision for loan losses of $2,866, an increase in non interest expenses of $242,834 and an increase in income tax expense of $238,220.

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

         Net interest income for the three months ended March 31, 2006 totaled $3.2 million, an increase of 29.8% compared to $2.4 million for the three months ended March 31, 2005. The increase is primarily attributable to the growth in loan balances. The net interest margin for the three months ended March 31, 2006 was 4.3%, compared to 4.5% for the comparable period of 2005.

         Interest income increased by $1.9 million for the three months ended March 31, 2006, primarily as a result of an increase of $73.3 million in average interest-earning assets. Average loans outstanding increased by $71.2 million and average investment securities and federal funds increased by $2.1 million. Yields on earning assets for the three months ended March 31, 2006 increased to 7.6% from 6.8% for the same period of 2005. Interest expense increased by $1.1 million, which is primarily attributable to average interest-bearing liabilities increasing by $65.6 million coupled with a general rise in interest rates. Average interest-bearing deposits increased by $52.5 million and average borrowings increased by $13.1 million. The average rate paid on interest-bearing liabilities increased to 3.8% for the three months ended March 31, 2006 from 2.7% for the same period of 2005.

         Provision for Loan Losses. The provision for loan losses was $235,000 for the three months ended March 31, 2006, compared to $232,134 for the same period in 2005.

         Noninterest Income. Noninterest income increased $103,143, or 67.6%, for the three months ended March 31, 2006 to $255,850, up from $152,707 for the same period of 2005, reflecting mainly an increase in other fee income.

         Noninterest Expenses. For the three months ended March 31, 2006, noninterest expenses increased by $242,834, or 21.4%, to $1.4 million compared to $1.1 million for the same period of 2005. A 28.6% increase in compensation expenses was related to personnel costs for staffing increases to support loan and deposit growth. Marketing costs increased for new promotional deposit programs.

         Income Taxes. The Company recorded income tax expense of $724,220, on income before taxes of $1.8 million for the three months ended March 31, 2006, resulting in an effective tax rate of 40.3%, compared to income tax expense of $486,000 on income before taxes of $1.2 million for the same period of 2005, resulting in an effective tax rate of 39.9%.

                               Financial Condition
                     At March 31, 2006 and December 31, 2005
                                   (Unaudited)

         The following discussion compares the financial condition at March 31, 2006 to the financial statements at December 31, 2005. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in this Form 10-Q.

         Total assets increased to $309.2 million at March 31, 2006, compared to $297.8 million at December 31, 2005, increasing $11.4 million, or 3.8%. Gross loans outstanding increased to $272.0 million, or 5.0% from $259.0 million at December 31, 2005. Deposits increased by $16.3 million, or 7.0%. Borrowed funds decreased by $6.2 million, or 17.2%. Shareholders' equity increased by $1.3 million, or 4.8%, driven by net income of $1.1 million for the three months ended March 31, 2006, and the exercise of warrants and options in the amount of $288,411.

         The increase in total loans was primarily due to increases in the commercial loans, which grew by $10.9 million and totaled $246.9 million as of March 31, 2006. This increase is in line with management's strategic plan and reflects increased origination activity over the past year and a strong local real estate market. All other categories of loans increased in the aggregate by $2.0 million.

         Allowance for Loan Losses. The allowance for loan losses was $3.8 million at March 31, 2006 as compared to $3.6 million at December 31, 2005. The ratio of the allowance for loan losses to total loans increased to 1.40% at March 31, 2006 from 1.38% at December 31, 2005. The Company's management has considered non-performing assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions, and other factors that in management's judgment deserve recognition.

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

         Non-performing assets, expressed as a percentage of total assets, remained the same at 0.6% at March 31, 2006 and December 31, 2005. At March 31, 2006, the Company had $2.0 million in non-accruing loans, which increased from $1.9 million in non-accruing loans at December 31, 2005. One loan became non-accrual during the quarter ended March 31, 2006.

         Deposits. Deposits totaled $248.3 million at March 31, 2006, increasing $16.3 million, or 7.0%, from the December 31, 2005 balance of $232.1 million. The increase in deposits is attributable to the Company's management's growth strategy, which includes significant marketing, promotion and cross selling of additional products to existing customers.

         Included in deposits at March 31, 2006 and December 31, 2005 were $64.9 million and $67.2 million, respectively, of brokered deposits.

         Borrowings. Total borrowings, consisting of borrowed funds, Federal Home Loan Bank (FHLB) advances and subordinated debentures, totaled $29.8 million at March 31, 2006, decreasing $6.2 million, or 17.2%, from December 31, 2005. The decrease was a result of maturities of FHLB advances during 2006.

Comparative Average Balances, Interest and Yields

         The following table provides information regarding the average balances and yield/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                            Three Months Ended
                                              -----------------------------------------------------------------------------------
                                                           March 31, 2006                                March 31, 2005
                                              -------------------------------------      ----------------------------------------
                                                                Interest                                    Interest
                                              Average           Income/       Annual     Average            Income/       Annual
                                              Balance           Expense       Yield      Balance            Expense       Yield
                                              -------           -------       -----      -------            -------       -----
                                 Assets
                                  Loans    $264,439,833        $5,249,988     7.9%     $193,250,264        $3,399,121      7.0%
                  Investment securities      25,473,809           302,452     4.8        24,950,310           297,248      4.8

                     Federal funds sold       1,573,196            17,057     4.3            21,541               118      2.2
                                           ------------        ----------              ------------        ----------
          Total interest-earning assets     291,486,838        $5,569,497     7.6       218,222,115        $3,696,487      6.8
                                                               ==========                                  ==========

              Allowance for loan losses      (3,642,812)                                 (2,702,390)
                           Other assets      15,950,334                                  14,421,094
                                           ------------                                ------------
                           Total assets    $303,794,360                                $229,940,819
                                           ============                                ============

   Liabilities and Shareholders' Equity
               Regular savings deposits    $ 34,264,053        $  273,148     3.2%     $ 22,967,645        $  115,983      2.0%
                     NOW & money market      22,755,372           126,117     2.2        28,052,212           120,180      1.7
                          Time deposits     166,697,709         1,624,393     3.9       120,180,595           879,717      2.9
                                           ------------        ----------              ------------        ----------
        Total interest-bearing deposits     223,717,134         2,023,658     3.6       171,200,452         1,115,880      2.6

                             Borrowings      32,090,464           390,330     4.9        18,978,761           149,321      3.1
                                           ------------        ----------              ------------        ----------
     Total interest-bearing liabilities     255,807,598        $2,413,988     3.8       190,179,213        $1,265,201      2.7
                                                               ==========                                  ==========

                   Non interest-bearing
                        demand deposits      17,416,621                                  14,671,678

                      Other liabilities       2,602,665                                   1,587,403
                   Shareholders' equity      27,967,476                                  23,502,525
                                           ------------                                ------------
                  Total liabilities and
                   shareholders' equity    $303,794,360                                $229,940,819
                                           ============                                ============

                    Net interest income                        $3,155,509                                  $2,431,286
                                                               ==========                                  ==========

                   Interest rate spread                                       3.8%                                         4.1%

                    Net interest margin                                       4.3%                                         4.5%

Critical Accounting Policy

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increase rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition". Although management believes the level of this allowance as of March 31, 2006 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

         Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 108.1% and 110.0% at March 31, 2006 and December 31, 2005, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three-month period ended March 31, 2006. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of March 31, 2006, the Company maintained lines of credit with the FHLB of $23.9 million.

         As of March 31, 2006, the Company's investment securities portfolio included $8.9 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

         At March 31, 2006, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information regarding market risk disclosed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity -- Rate Sensitivity Analysis" in the Company's Annual Report for the fiscal year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

         Other than the foregoing, at March 31, 2006, the Company was not a party to any material legal proceedings.

ITEM 1A.          RISK FACTORS

         There have been no material changes from the Risk Factors disclosed in Company's Annual Report for the fiscal year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         31       Certifications required by Rule 13a-14(a).
         32       Certification required by 18 U.S.C. ss.1350.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARKE BANCORP, INC.





Date: May 15, 2006                         /s/VITO S. PANTILIONE
                                           -------------------------------------
                                           Vito S. Pantilione
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





Date: May 15, 2006                         /s/ERNEST D. HUGGARD
                                           -------------------------------------
                                           Ernest D. Huggard
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)