Form 10-Q
period 2006-06-30
PARKE BANCORP, INC.
filed 2006-08-10
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-51338

                               PARKE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                          NEW JERSEY                            65-1241959
(State or other  jurisdiction of                               (IRS Employer
 incorporation or  organization)                             Identification No.)

601 DELSEA DRIVE, WASHINGTON TOWNSHIP, NEW JERSEY                   08080
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

                                                     Yes [  ]             No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 4, 2006, there were issued and outstanding 2,825,475 shares of the registrant's common stock.

                               PARKE BANCORP, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I            FINANCIAL INFORMATION
------
Item 1.           Financial Statements............................................................................1
Item 2.           Management's Discussion and Analysis of Financial Conditional
                      and Results of Operations..................................................................11
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................17
Item 4.           Controls and Procedures........................................................................17

PART II           OTHER INFORMATION
-------

Item 1.           Legal Proceedings..............................................................................18
Item 1A.          Risk Factors...................................................................................18
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds....................................18
Item 3.           Default Upon Senior Securities.................................................................18
Item 4.           Submission of Matters to a Vote of Security Holders............................................19
Item 5.           Other Information..............................................................................19
Item 6.           Exhibits.......................................................................................19

SIGNATURES

EXHIBITS AND CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2006            2005
                                                                -------------    -------------
ASSETS
Cash and cash due from banks                                    $   4,267,383    $   4,377,196
Federal funds sold                                                  2,381,860            2,840
                                                                -------------    -------------
         CASH AND CASH EQUIVALENTS                                  6,649,243        4,380,036
                                                                -------------    -------------

Investment securities available for sale, at market value          22,661,052       22,022,944
Investment securities held to maturity, at amortized cost
(market value $2,298,247 at June 30, 2006  and  $2,322,985 at
December 31, 2005)                                                  2,419,164        2,405,841
                                                                -------------    -------------
         TOTAL INVESTMENT SECURITIES                               25,080,216       24,428,785
                                                                -------------    -------------

Restricted stock, at cost                                           1,312,500        1,348,900
                                                                -------------    -------------

Loans                                                             294,276,368      259,035,088
Less: allowance for loan losses                                    (4,134,312)      (3,573,812)
                                                                -------------    -------------
         TOTAL NET LOANS                                          290,142,056      255,461,276
                                                                -------------    -------------

Bank premises and equipment, net                                    3,009,925        3,079,876
Accrued interest receivable and other assets                        9,690,517        9,111,571
                                                                -------------    -------------
         TOTAL ASSETS                                           $ 335,884,457    $ 297,810,444
                                                                =============    =============

See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2006             2005
                                                                              -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
       Noninterest-bearing demand                                              $  19,167,240    $  17,918,339
       Interest-bearing                                                          250,700,473      214,137,969
                                                                               -------------    -------------
         TOTAL DEPOSITS                                                          269,867,713      232,056,308

     Borrowed funds                                                                4,919,000        5,082,500
     Federal Home Loan Bank advances                                              18,535,024       20,574,360
     Subordinated debentures                                                      10,310,000       10,310,000
     Accrued interest payable and other accrued liabilities                        2,992,960        2,593,949
                                                                               -------------    -------------
         TOTAL LIABILITIES                                                       306,624,497      270,617,117
                                                                               -------------    -------------

Commitments and Contingencies (Note 1)

Shareholders' Equity
     Common stock,  $0.10 par value, 10,000,000 shares
       authorized;  2,851,063 shares issued and outstanding at June 30,
       2006 and 2,317,364 shares issued and outstanding at December 31, 2005         285,106          231,736
     Preferred stock, 1,000,000 shares authorized; no shares issued
       and outstanding                                                                    --               --
     Additional paid-in capital                                                   20,905,049       20,511,410
     Retained earnings                                                             8,983,791        6,787,118
     Accumulated other comprehensive income (loss)                                  (470,674)        (286,296)
     Treasury stock, at cost (22,438 shares at June 30, 2006 and
       2,380 shares at December 31, 2005)                                           (443,312)         (50,641)
                                                                               -------------    -------------

         TOTAL SHAREHOLDERS' EQUITY                                               29,259,960       27,193,327
                                                                               -------------    -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 335,884,457    $ 297,810,444
                                                                               =============    =============

See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE      FOR THE THREE       FOR THE SIX       FOR THE SIX
                                                   MONTHS ENDED       MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                  JUNE 30, 2006      JUNE 30, 2005     JUNE 30, 2006     JUNE 30, 2005
                                                  -------------      -------------     -------------     -------------
Interest And Dividend Income
  Loans, including fees                             $ 5,789,039       $ 3,800,932        $11,039,027       $ 7,200,053
  Securities                                            331,653           297,130            634,104           594,378
  Federal funds sold                                     37,763             8,747             54,821             8,865
                                                    -----------       -----------        -----------       -----------
          Total interest and dividend income          6,158,455         4,106,809         11,727,952         7,803,296
                                                    -----------       -----------        -----------       -----------

Interest Expense
  Deposits                                            2,414,195         1,359,485          4,437,853         2,475,365
  Federal Home Loan Bank Advances                       212,982           131,523            414,300           260,300
  Other borrowings                                      198,751            24,224            387,763            44,768
                                                    -----------       -----------        -----------       -----------
          Total interest expense                      2,825,928         1,515,232          5,239,916         2,780,433
                                                    -----------       -----------        -----------       -----------

          Net interest income                         3,332,527         2,591,577          6,488,036         5,022,863
  Provision For Loan Losses                             328,000           276,023            563,000           508,157
                                                    -----------       -----------        -----------       -----------
Net Interest Income After Provision For Losses        3,004,527         2,315,554          5,925,036         4,514,706
                                                    -----------       -----------        -----------       -----------

Noninterest Income
  Service charges and other fee income                  166,635           327,760            422,484           480,467
  Gain (Loss) on sale of securities                          --            (9,240)                --            (9,240)
                                                    -----------       -----------        -----------       -----------
          Total noninterest income                      166,635           318,520            422,484           471,227
                                                    -----------       -----------        -----------       -----------

Noninterest Expenses
  Compensation and benefits                             636,028           532,850          1,332,525         1,058,882
  Occupancy, equipment and data processing              221,163           203,250            433,874           398,328
  Marketing and business development                     73,481           100,690            126,908           134,517
  Professional services                                 198,028           205,742            347,058           403,150
  Other operating expenses                              181,251            91,978            446,262           273,475
                                                    -----------       -----------        -----------       -----------
          Total noninterest expenses                  1,309,951         1,134,510          2,686,627         2,268,352
                                                    -----------       -----------        -----------       -----------


Income Before Income Tax Expense                      1,861,211         1,499,564          3,660,893         2,717,581

Income Tax Expense                                      740,000           595,550          1,464,220         1,081,550
                                                    -----------       -----------        -----------       -----------
Net Income                                          $ 1,121,211       $   904,014        $ 2,196,673       $ 1,636,031
                                                    ===========       ===========        ===========       ===========

Net Income Per Common Share
      Basic                                         $      0.40       $      0.34        $      0.78       $      0.61
                                                    ===========       ===========        ===========       ===========
      Diluted                                       $      0.33       $      0.29        $      0.65       $      0.52
                                                    ===========       ===========        ===========       ===========

Weighted Average Shares Outstanding
      Basic                                           2,830,232         2,696,257          2,808,566         2,671,135
                                                    ===========       ===========        ===========       ===========
      Diluted                                         3,352,122         3,135,802          3,355,152         3,148,349
                                                    ===========       ===========        ===========       ===========

See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                          ADDITIONAL                      OTHER                         TOTAL
                                             COMMON        PAID-IN       RETAINED     COMPREHENSIVE                  SHAREHOLDERS'
                                             STOCK         CAPITAL       EARNINGS        (LOSS)     TREASURY STOCK      EQUITY
                                             -----         -------       --------        ------     --------------      ------
Balance,  December 31, 2004                $ 217,556     $19,390,102     $3,292,697    $ (71,204)    $       -       $22,829,151
   Stock options and warrants exercised        7,567         627,148              -            -             -           634,715
   Comprehensive income:
     Net income for the period                     -               -      1,636,031            -             -         1,636,031
     Change in net  unrealized  gain on
       securities  available  for sale,
       net of reclassification
       adjustment  and tax effects,  if
       any                                         -               -              -      (53,952)            -           (53,952)
                                                                                                                     -----------
         Total comprehensive income                                                                                    1,582,079
                                           ---------     -----------     ----------    ---------     ---------       -----------
Balance,  June 30, 2005                    $ 225,123     $20,017,250     $4,928,728    $(125,156)    $       -       $25,045,945
                                           =========     ===========     ==========    =========     =========       ===========

Balance,  December 31, 2005                $ 231,736     $20,511,410     $6,787,118    $(286,296)    $ (50,641)      $27,193,327
   Stock options and warrants exercised        6,127         445,611              -            -             -           451,738
   Treasury stock purchased                        -               -              -            -      (392,671)         (392,671)
   20% stock dividend                         47,243         (51,972)             -            -             -            (4,729)
   Comprehensive income:
     Net income for the period                     -               -      2,196,673            -             -         2,196,673
     Change in net  unrealized  gain on
       securities  available  for sale,
       net of reclassification
       adjustment  and tax effects,  if
       any                                         -               -              -     (184,378)            -          (184,378)
         Total comprehensive income                                                                                    2,066,633
                                           ---------     -----------     ----------    ---------     ---------       -----------
Balance,  June 30, 2006                    $ 285,106     $20,905,049     $8,983,791    $(470,674)    $(443,312)      $29,259,960
                                           =========     ===========     ==========    =========     =========       ===========


See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------------
                                                                              2006             2005
                                                                        --------------    ---------------
Operating Activities
   Net income                                                             $  2,196,673    $  1,636,031
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             124,486         131,860
     Provision for loan losses                                                 563,000         508,157
     Net (accretion) of investment securities
         premiums/discounts                                                    (10,379)        (62,239)
     Loss on sale of securities                                                      -           9,240
   Changes in operating assets and liabilities:
     Decrease(increase) in accrued interest receivable and other assets         43,979        (327,695)
     Increase in accrued interest payable and other liabilities                398,811         545,936
                                                                          ------------    ------------
         Net cash provided by operating activities                           3,316,570       2,441,290
                                                                          ------------    ------------

Investing Activities
   Purchases of investment securities available for sale                    (2,000,000)     (1,982,500)
   Redemptions of restricted stock                                              36,400         266,500
   Proceeds from sales of investment securities available for sale                   -       5,092,053
   Principal payments on mortgage-backed securities                            551,645       1,073,971
   Net increase in loans                                                   (35,243,780)    (28,700,499)
   Purchases of building premises and equipment                                (54,535)        (39,952)
                                                                          ------------    ------------
         Net cash used in investing activities                             (36,710,270)    (24,290,427)
                                                                          ------------    ------------

Financing Activities
   Proceeds from exercise of stock options and warrants                        451,738         634,715
   Purchase of treasury stock                                                 (392,671)              -
   20% stock dividend                                                           (4,729)              -
   Net increase(decrease) in other borrowings                                 (163,500)      1,282,500
   Net decrease in Federal Home Loan Bank Advances                          (2,039,336)     (4,031,803)
   Net increase in interest-bearing deposits                                36,562,504      30,319,089
   Net increase in noninterest-bearing deposits                              1,248,901       3,741,246
                                                                          ------------    ------------
         Net cash provided by financing activities                          35,662,907      32,645,747
                                                                          ------------    ------------

         Increase in cash and cash equivalents                               2,269,207      10,796,610

Cash and Cash Equivalents, January 1,                                        4,380,036       1,801,788
                                                                          ------------    ------------

Cash and Cash Equivalents, June 30,                                       $  6,649,243    $ 12,598,398
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
     Interest on deposits and borrowings                                  $  4,899,035    $  2,360,893
                                                                          ============    ============
     Income taxes                                                         $  1,900,000    $  1,075,000
                                                                          ============    ============

See Notes to Consolidated Financial Statements

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

     The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey and Philadelphia, PA.

FINANCIAL STATEMENTS

     The  financial  statements  as of June 30,  2006 and for the  three and six month periods ended June 30, 2006 and 2005 included herein have not been audited. Comparison to 2005 interim period financial data relate to the financial condition and results of operations of Parke Bank. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the years ended December 31, 2005 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other periods.

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

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVESTMENTS

     The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of June 30, 2006 are the result of market changes in interest rates since the securities where purchased. This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended June 30, 2006 and 2005 was 2,830,232 and 2,696,257, respectively and for the six months ended June 30, 2006 and 2005 was 2,808,566 and 2,671,135, respectively.

     Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 521,890 and 439,545 additional shares for the three months ended June 30, 2006 and 2005, respectively, and for the six months ended June 30, 2006 and 2005 was 546,586 and 477,214, respectively.

NOTE 3.  STOCK-BASED EMPLOYEE COMPENSATION

     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 123 Share-Based Payment (Revised 2004) ("SFAS 123R") utilizing the modified prospective approach. Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Company has not restated prior period results.

     Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Because options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost was included in determining net income for the three and six months ended June 30, 2005.

     All outstanding stock options as of January 1, 2006 were fully vested (in prior years, all options vested upon issuance), thus no compensation expense was recognized during the six months ended June 30, 2006 for such options. The Company will use the Black-Scholes option pricing model to estimate the fair value of any stock-based awards in 2006.

     As of June 30, 2006, there were no unvested options and, accordingly, no unrecognized compensation cost related to share-based payments to be recognized in the future.

     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2006, if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Employee Compensation, to stock-based employee compensation. Both basic and diluted calculations give retroactive effect to stock dividends declared.

                                               THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                 2006              2005           2006           2005
                                              ----------        ---------      ----------     ----------
Net income, as reported                       $1,121,211        $ 904,014      $2,196,673     $1,636,031

Deduct total stock-based
compensation expense determined
under the fair value method for
all awards, net of related tax
effects                                                -                -               -        (90,000)
                                              ----------        ---------      ----------     ----------
Pro-forma net income                          $1,121,211        $ 904,014      $2,196,673     $1,546,031
                                              ==========        =========      ==========     ==========
Basic earnings per share:
      As reported                                  $0.40            $0.34           $0.78          $0.61
      Pro forma                                    $0.40            $0.34           $0.78          $0.58

Diluted earnings per share:
      As reported                                  $0.33            $0.29           $0.65          $0.52
      Pro forma                                    $0.33            $0.29           $0.65          $0.49


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

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

PARKE BANK

                                                                                  FOR CAPITAL
                                                            ACTUAL             ADEQUACY PURPOSE
                                                     AMOUNT        RATIO      AMOUNT        RATIO
                                                     ------        -----      ------        -----
AS OF JUNE 30, 2006:
--------------------
(AMOUNTS IN THOUSANDS)
Total Risk Based Capital                           $42,444          15%       $23,236         8%
(to Risk Weighted Assets)
 Tier 1 Capital                                    $38,807          13%       $11,618         4%
(to Risk Weighted Assets)
 Tier 1 Capital                                    $38,807          12%       $12,852         4%
(to Average Assets)
                                                                                  FOR CAPITAL
                                                            ACTUAL             ADEQUACY PURPOSE
                                                     AMOUNT        RATIO      AMOUNT        RATIO
                                                     ------        -----      ------        -----
AS OF DECEMBER 31, 2005:
------------------------
(AMOUNTS IN THOUSANDS)
Total Risk Based Capital                           $39,416          15%       $20,825         8%
(to Risk Weighted Assets)
 Tier 1 Capital                                    $36,158          14%       $10,413         4%
(to Risk Weighted Assets)
 Tier 1 Capital                                    $36,158          13%       $11,370         4%
(to Average Assets)

PARKE BANCORP, INC.

                                                                                  FOR CAPITAL
                                                            ACTUAL             ADEQUACY PURPOSE
                                                     AMOUNT        RATIO      AMOUNT        RATIO
                                                     ------        -----      ------        -----
AS OF JUNE 30, 2006:
--------------------
(AMOUNTS IN THOUSANDS)
Total Risk Based Capital                           $43,368          15%       $20,932           8%
(to Risk Weighted Assets)
 Tier 1 Capital                                    $36,601          13%       $10,466           4%
(to Risk Weighted Assets)
 Tier 1 Capital                                    $36,601          11%       $12,852           4%
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
(to Average Assets)

     Management believes, as of June 30, 2006 and December 31, 2005, that the Bank and the Company met all capital adequacy requirements to which either of them was subject.

NOTE 5.  SUBORDINATED DEBENTURES

     On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 6.85% at June 30, 2006. Parke Capital Trust I purchased $5.2 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $800,000 was retained at the Company for future use.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


  THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

     The following discussion compares the results of operations for the three month period ended June 30, 2006 (unaudited) to the results of operations for the three month period ended June 30, 2005 (unaudited). This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as the financial information included in the 2005 annual report on Form 10K.

RESULTS OF OPERATIONS

     Net Income. For the three months ended June 30, 2006, net income totaled $1.1 million, compared to $904,014 for the three months ended June 30, 2005. Diluted earnings per share for the three months ended June 30, 2006 totaled $0.33, compared to $0.29 per share for the same period of 2005. Increased net income for the three months ended June 30, 2006 was attributable primarily to an increase in net interest income of $740,950, partially offset by an increase in the provision for loan losses of $51,977, a decrease in noninterest income of $151,885, an increase in noninterest expenses of $175,441, and an increase in tax expense of $144,450.

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

     Net interest income for the three months ended June 30, 2006 totaled $3.3 million, an increase of 28.6% over $2.6 million for the three months ended June 30, 2005. The increase is attributable primarily to the growth in loan balances. The net interest margin for the three month period ended June 30, 2006 was 4.3%, compared to 4.4% for the comparable period of 2005.

     Interest income increased by $2.1 million for the three months ended June 30, 2006, primarily as a result of an increase of $71.2 million in average interest-earning assets. Average loans outstanding increased by $68.1 million and average investment securities increased by $3.1 million. Yields on earning assets for the three months ended June 30, 2006 increased to 8.0% from 6.9% for the same period of 2005. Interest expense increased by $1.3 million, which is primarily attributable to average interest-bearing liabilities increasing by $64.9 million coupled with a general rise in interest rates. Average interest-bearing deposits increased by $51.7 million and average borrowings increased by $13.2 million. The average rate paid on interest-bearing liabilities increased to 4.2% for the three months ended June 30, 2006 from 2.9% for the same period of 2005.

     Noninterest Income. Noninterest income decreased $151,885, or 47.7%, for the three months ended June 30, 2006 to $166,635 down from $318,520 for the same period of 2005, reflecting mainly a decrease in loan exit fees.

     Provision for Loan Losses. The provision for loan losses was $328,000 for the three months ended June 30, 2006, compared to $276,023 for the same period in 2005. The increase in the provision for the 2006 period was due to loan growth in 2006.

     Noninterest Expenses. For the three months ended June 30, 2006, noninterest expenses increased by $175,441, or 15.5%, to $1.3 million, compared to $1.1 million for the same period of 2005. Increased compensation expenses of 19.4% were related to personnel costs for staffing increases to support loan and deposit growth. In addition, marketing costs increased for new promotional programs.

     Income Taxes. The Company recorded income tax expense of $740,000, on income before taxes of $1,861,211 for the three months ended June 30, 2006, resulting in an effective tax rate of 39.8%, compared to income tax expense of $595,550 on income before taxes of $1,499,564 for the same period of 2005, resulting in an effective tax rate of 39.7%.

                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

     The following discussion compares the results of operations for the six months ended June 30, 2006 (unaudited) to the results of operations for the six months ended June 30, 2005 (unaudited), and the financial condition at June 30, 2006 (unaudited) to the financial condition at December 31, 2005. This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as the financial information included in the 2005 annual report on Form 10K.

RESULTS OF OPERATIONS

     Net Income. For the six months ended June 30, 2006, net income totaled $2.2 million, compared to $1.6 million for the six months ended June 30, 2005. Diluted earnings per share for the first six months of 2006 totaled $0.65, compared to $0.52 per share for the same period of 2005. Increased net income for the first six months of 2005 was attributable primarily to increases in net interest income of $1.4 million, partially offset by a decrease in non interest income of $48,743, an increase in the provision for loan losses of $54,843, an increase in non interest expenses of $418,275, and an increase in tax expense of $382,670.

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

     Interest income for the first six months of 2006 totaled $11.7 million, an increase of 50.0% over $7.8 million for the six months ended June 30, 2005. The net interest margin for the six month period ended June 30, 2006 was 4.3%, which was down from 4.4% for the comparable period of 2005.

     Interest income increased by $3.4 million, driven by an increase of $71.7 million in average interest-earning assets. Average loans outstanding increased by $69.6 million while average investment securities increased by $2.1 million. Yields on earning assets for the period ended June 30, 2005 increased to 7.8% from 6.8% for the same period of 2005. Interest expense increased by $2.5 million. Average interest-bearing liabilities increased by $64.9 million. Average interest-bearing deposits increased by $51.7 million and average borrowings increased by $13.2 million. The average rate paid on interest-bearing liabilities increased to 4.0% for the period ended June 30, 2006 from 2.8% for the same period of 2005.

     Noninterest Income. Noninterest income decreased $48,743, or 10.3%, for the six months ended June 30, 2006 to $422,484, down from $471,227 for the same period of 2005 due to lower loan exit fees.

     Provision for Loan Losses. The provision for loan losses was $563,000 for the six months ended June 30, 2006, compared to $508,157 for the same period in 2005. The increase in the provision for the 2006 period was due to increased loan balances.

     Noninterest Expenses. For the six months ended June 30, 2006, noninterest expenses increased by $418,275 or 18.4% to $2.7 million compared to $2.3 million for the same period of 2005. An increase in compensation expenses of 25.9% was related to personnel costs as a result of staffing increases in the loan and deposit areas, compared to the same period of 2005. Other operating expenses increased $172,787 or 63.2% due to real estate activity.

     Income Taxes. The Company recorded income tax expense of $1.5 million on income before taxes of $3.7 million for the six months ended June 30, 2006, resulting in an effective tax rate of 40.0%, compared to income tax expense of $1,081,550 on income before taxes of $2.7 million for the same period of 2005, resulting in an effective tax rate of 39.8%.


                               FINANCIAL CONDITION
                     AT JUNE 30, 2006 AND DECEMBER 31, 2005
                                   (UNAUDITED)

     The following discussion compares the financial condition at June 30, 2006 to the financial statements at December 31, 2005. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in this Form 10-Q.

     Total assets increased to $335.9 million at June 30, 2006, compared to $297.8 million at December 31, 2005, increasing $38.1 million, or 12.8%. Gross loans outstanding increased to $294.3 million, or 13.6% from $259.0 million at December 31, 2005. Deposits increased by $37.8 million, or 16.3%. Borrowed funds decreased by $2.2 million, or 6.1%. Shareholders' equity increased by $2.1 million, or 7.6%, driven by net income of $2.2 million for the three months ended June 30, 2006 net of against comprehensive loss of $184,378.

     The increase in total loans was primarily due to increases in the commercial loans, which grew by $34.1 million and totaled $268.7 million as of June 30, 2006. This increase is in line with management's strategic plan and reflects increased origination activity over the past year and a good local real estate market. All other categories of loans increased in the aggregate by $1.1 million.

     Allowance for Loan Losses. The allowance for loan losses was $4.1 million at June 30, 2006 as compared to $3.6 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.4% at both June 30, 2006 and December 31, 2005. The Company's management has considered non-performing assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions, and other factors that in management's judgment deserve recognition.

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

     Non-performing assets, expressed as a percentage of total assets, remained the same at 0.7% at June 30, 2006 and December 31, 2005. At June 30, 2006, the Company had $2.2 million in non-accruing loans, which increased from $1.9 million in non-accruing loans at December 31, 2005. One loan became non-accrual during the quarter ended June 30, 2006.

     Deposits. Deposits totaled $269.9 million at June 30, 2006, increasing $37.8 million, or 16.3%, from the December 31, 2005 balance of $232.1 million. The increase in deposits is attributable to the Company's growth strategy, which includes significant marketing, promotion and cross selling of additional products to existing customers.

     Included in deposits at June 30, 2006 and December 31, 2005 were $79.7 million and $67.2 million, respectively, of brokered deposits.

     Borrowings. Total borrowings, consisting of borrowed funds, Federal Home Loan Bank (FHLB) advances and subordinated debentures, totaled $33.8 million at June 30, 2006, decreasing $2.2 million, or 6.1%, from December 31, 2005. The decrease was a result of maturities of FHLB advances during 2006. The Compnay did not need to borrow additional funds in 2006 due to deposit increases.

COMPARATIVE AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides information regarding the average balances and yield/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                        SIX MONTHS ENDED
                                       ---------------------------------------------------------------------------------------
                                                       JUNE 30, 2006                                 JUNE 30, 2005
                                                       -------------                                 -------------
                                           AVERAGE          INTEREST       ANNUAL        AVERAGE         INTEREST       ANNUAL
                                           BALANCE       INCOME/EXPENSE      YIELD       BALANCE      INCOME/EXPENSE     YIELD
                                           -------       --------------      -----       -------      --------------     -----
Assets
------
Loans                                   $272,413,835      $11,039,027        8.1%      $202,800,337     $7,200,053        7.1%
Investment securities                     25,771,413          634,104        4.9         25,358,862        594,378        4.7
Federal funds sold                         2,357,102           54,821        4.7            644,783          8,865        2.7
                                       -------------      -----------                  ------------     ----------
Total interest-earning assets            300,542,350      $11,727,952        7.8        228,803,982     $7,803,296        6.8
                                                          ===========                                   ==========
Allowance for loan losses                 (3,769,146)                                    (2,846,968)
Other assets                              15,959,153                                     13,894,143
                                        ------------                                   ------------
Total assets                            $312,732,357                                   $239,851,157
                                        ============                                   ============


Liabilities and shareholders' equity
------------------------------------
Regular savings deposits                $ 31,602,277      $   521,573        3.3%      $ 21,236,805     $  217,064        2.0%
NOW & money market savings                24,390,756          289,570        2.4         27,783,614        241,976        1.7
Time deposits                            175,397,812        3,626,710        4.1        130,639,744      2,016,325        3.1
                                        ------------      -----------                  ------------     ----------
Total interest-bearing deposits          231,390,845        4,437,853        3.8        179,660,163      2,475,365        2.8

Borrowed funds                            31,994,445          802,063        5.0         18,826,955        305,068        3.2
                                        ------------      -----------                  ------------     ----------
Total interest-bearing liabilities       263,385,290      $ 5,239,916        4.0        198,487,118     $2,780,433        2.8
                                                          ===========                                   ==========

Non interest-bearing demand deposits      18,164,857                                     15,649,898
Other liabilities                          2,635,236                                      1,628,469
Shareholders' equity                      28,546,974                                     24,085,672
                                        ------------                                   ------------
    Total liabilities and
       shareholders' Equity             $312,732,357                                   $239,851,157
                                        ============                                   ============

Net interest income                                       $ 6,488,036                                   $5,022,863
                                                          ===========                                   ==========
Interest rate spread                                                         3.8%                                         4.0%

Net interest margin                                                          4.3%                                         4.4%


CRITICAL ACCOUNTING POLICY

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increase rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition". Although management believes the level of this allowance as of June 30, 2006 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 109.1% and 110.0% at June 30, 2006 and December 31, 2005, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six-month period ended June 30, 2006. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of June 30, 2006, the Company maintained lines of credit with the FHLB of $47.7 million.

     As of June 30, 2006, the Company's investment securities portfolio included $8.2 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

     At June 30, 2006, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

     Other than the foregoing, at June 30, 2006, the Company was not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

     There have been no material changes from the Risk Factors disclosed in Company's Annual Report for the fiscal year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Election of Directors:

                  NAME                           FOR            WITHHELD
                  ----                           ---            --------

                  Daniel J. Dalton            1,765,080            650

         (b) Ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent auditor for the fiscal year ending December 31, 2006.

                  For                       1,765,730
                  Against                          --
                  Abstain                          --


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


                                         PARKE BANCORP, INC.





Date: August 10, 2006                   /s/ Vito S. Pantilione
                                        ----------------------------------------
                                        Vito S. Pantilione
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





Date: August 10, 2006                   /s/ Ernest D. Huggard
                                        ----------------------------------------
                                        Ernest D. Huggard
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)