Form 10-Q
period 2006-09-30
PARKE BANCORP, INC.
filed 2006-11-14
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 12, 2006, there were issued and outstanding 2,810,031 shares of the registrant's common stock.

                               PARKE BANCORP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX


                                                                                          Page
                                                                                          ----
Part I            FINANCIAL INFORMATION
------

Item 1.           Financial Statements.......................................................1
Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................11
Item 3.           Quantitative and Qualitative Disclosures About Market Risk................17
Item 4.           Controls and Procedures...................................................17

Part II           OTHER INFORMATION
-------

Item 1.           Legal Proceedings.........................................................18
Item 1A.          Risk Factors..............................................................18
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...............18
Item 3.           Defaults Upon Senior Securities...........................................18
Item 4.           Submission of Matters to a Vote of Security Holders.......................18
Item 5.           Other Information.........................................................18
Item 6.           Exhibits..................................................................19

SIGNATURES

EXHIBITS and CERTIFICATIONS


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                            September 30,     December 31,
                                                                2006             2005
                                                            -------------    -------------
Assets
Cash and cash due from banks                                $   3,500,455    $   4,377,196
Federal funds sold                                              4,700,801            2,840
                                                            -------------    -------------
         Cash and cash equivalents                              8,201,256        4,380,036
                                                            -------------    -------------

Investment securities available for sale, at market value      23,624,390       22,022,944
Investment securities held to maturity, at amortized cost
     (market value $2,433,754 at September 30, 2006 and
     $2,322,985 at December 31, 2005)                           2,425,017        2,405,841
                                                            -------------    -------------
         Total investment securities                           26,049,407       24,428,785
                                                            -------------    -------------

Restricted stock, at cost                                       1,623,200        1,348,900
                                                            -------------    -------------

Loans                                                         300,795,524      259,035,088
     Less: allowance for loan losses                           (4,345,312)      (3,573,812)
                                                            -------------    -------------
         Total net loans                                      296,450,212      255,461,276
                                                            -------------    -------------

Bank premises and equipment, net                                3,301,692        3,079,876

Accrued interest receivable and other assets                    9,804,058        9,111,571
                                                            -------------    -------------

         Total assets                                       $ 345,429,825    $ 297,810,444
                                                            =============    =============


See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      September 30,    December 31,
                                                                          2006             2005
                                                                      -------------    -------------
Liabilities and Shareholders' Equity

Liabilities
     Deposits
       Noninterest-bearing demand                                     $  18,266,198    $  17,918,339
       Interest-bearing                                                 253,032,814      214,137,969
                                                                      -------------    -------------
         Total deposits                                                 271,299,012      232,056,308

     Borrowed funds                                                       3,899,648        5,082,500
     Federal Home Loan Bank advances                                     26,338,491       20,574,360
     Subordinated debentures                                             10,310,000       10,310,000
     Accrued interest payable and other accrued liabilities               3,530,130        2,593,949
                                                                      -------------    -------------

         Total liabilities                                              315,377,281      270,617,117
                                                                      -------------    -------------

Commitments and Contingencies (Note 1)

Shareholders' Equity
     Common stock, $0.10 par value, 10,000,000 shares
       authorized; 2,865,123 shares issued at September 30, 2006
       and 2,317,364 shares issued at December 31, 2005                     286,512          231,736
     Preferred stock, 1,000,000 shares authorized; no shares issued
       and outstanding                                                            -                -
     Additional paid-in capital                                          20,992,627       20,511,410
     Retained earnings                                                   10,200,473        6,787,118
     Accumulated other comprehensive (loss)                                (267,001)        (286,296)
     Treasury stock, at cost (61,842 shares at September 30, 2006
       and 2,380 shares at December 31, 2005)                            (1,160,067)         (50,641)
                                                                      -------------    -------------
         Total shareholders' equity                                      30,052,544       27,193,327
                                                                      -------------    -------------
         Total liabilities and shareholders' equity                   $ 345,429,825    $ 297,810,444
                                                                      =============    =============

See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the three       For the three        For the nine      For the nine
                                                 months ended        months ended        months ended      months ended
                                              September 30, 2006  September 30, 2005  September 30, 2006 September 30, 2005
                                              ------------------  ------------------  ------------------ ------------------
Interest And Dividend Income
  Loans, including fees                          $  6,373,897       $  4,116,948       $ 17,412,925       $ 11,317,002
  Securities                                          343,119            273,994            977,224            868,372
  Federal funds sold                                   35,941             43,426             90,761             52,290
                                                 ------------       ------------       ------------       ------------
Total interest and dividend income                  6,752,957          4,434,368         18,480,910         12,237,664
                                                 ------------       ------------       ------------       ------------

Interest Expense
  Deposits                                          2,788,168          1,593,048          7,226,022          4,068,413
  Federal Home Loan Bank Advances                     247,157            128,546            661,458            408,424
  Other borrowings                                    205,582             89,315            593,344            114,505
                                                 ------------       ------------       ------------       ------------
          Total interest expense                    3,240,907          1,810,909          8,480,824          4,591,342
                                                 ------------       ------------       ------------       ------------

          Net interest income                       3,512,050          2,623,459         10,000,086          7,646,322

Provision For Loan Losses                             211,000            298,005            774,000            806,162
                                                 ------------       ------------       ------------       ------------

Net interest Income After Provision For Losses      3,301,050          2,325,454          9,226,086          6,840,160
                                                 ------------       ------------       ------------       ------------
Noninterest Income
  Service charges and other fee income                190,006            237,771            612,490            718,238
  Loss on sale of securities                                -                  -                  -             (9,240)
                                                 ------------       ------------       ------------       ------------
          Total noninterest income                    190,006            237,771            612,490            708,998
                                                 ------------       ------------       ------------       ------------

Noninterest Expenses
  Compensation and benefits                           722,097            560,614          2,054,622          1,619,496
  Occupancy, equipment and data processing            263,648            196,282            697,522            594,611
  Marketing and business development                   57,393             74,361            184,302            208,878
  Professional services                               139,363            161,522            486,421            564,672
  Other operating expenses                            286,273             88,945            732,534            362,418
                                                 ------------       ------------       ------------       ------------
          Total noninterest expenses                1,468,774          1,081,724          4,155,401          3,350,075
                                                 ------------       ------------       ------------       ------------

Income Before Income Tax Expense                    2,022,282          1,481,501          5,683,175          4,199,083

Income Tax Expense                                    805,600            592,100          2,269,820          1,673,650
                                                 ------------       ------------       ------------       ------------

Net Income                                       $  1,216,682       $    889,401       $  3,413,355       $  2,525,433
                                                 ============       ============       ============       ============

Net Income Per Common Share
      Basic                                      $       0.43       $       0.33       $       1.21       $       0.94
                                                 ============       ============       ============       ============
      Diluted                                    $       0.37       $       0.28       $       1.02       $       0.80
                                                 ============       ============       ============       ============


Weighted Average Shares Outstanding
      Basic                                         2,826,463          2,704,226          2,814,597          2,682,287
                                                 ============       ============       ============       ============
      Diluted                                       3,307,868          3,182,788          3,344,241          3,152,287
                                                 ============       ============       ============       ============

See Notes to Consolidated Financial Statements

                                    PARKE BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                               (unaudited)

                                                                                    Accumulated
                                                         Additional                    Other                       Total
                                             Common       Paid-In       Retained   Comprehensive   Treasury     Shareholder's
                                              Stock       Capital       Earnings       (Loss)       Stock          Equity
                                           ----------   -----------    -----------   ---------    -----------    -----------
Balance,  December 31, 2004                $  217,556   $19,390,102    $ 3,292,697   $ (71,204)   $          -   $22,829,151

   Stock options and warrants exercised         7,953       656,024              -            -              -       663,977
   Comprehensive income:
     Net income for the period                      -             -      2,525,433            -              -     2,525,433
     Change in net unrealized losses
       on securities available for
       sale, net of reclassification
       adjustment and tax effects, if any           -             -              -    (159,944)             -       (159,944)
                                                                                                                 -----------
         Total comprehensive income                                                                                2,365,489
                                           ----------   -----------    -----------   ---------    -----------    -----------
Balance,  September 30, 2005               $  225,509   $20,046,126    $ 5,818,130   $(231,148)   $         -    $25,858,617
                                           ==========   ===========    ===========   =========    ===========    ===========


Balance,  December 31, 2005                $  231,736   $20,511,410    $ 6,787,118   $(286,296)   $   (50,641)   $27,193,327

   Stock options and warrants exercised         7,533       533,189              -           -              -        540,722
   Treasury stock purchased                         -             -              -           -     (1,109,426)    (1,109,426)
   20% stock dividend                          47,243       (51,972)             -           -              -         (4,729)
   Comprehensive income:
     Net income for the period                      -             -      3,413,355           -              -      3,413,355
     Change in net unrealized losses
       on securities available for
       sale, net of reclassification
       adjustment and tax effects, if any           -             -              -      19,295              -         19,295
                                                                                                                 -----------
         Total comprehensive income                                                                                3,432,650
                                           ----------   -----------    -----------   ---------    -----------    -----------
Balance,  September 30, 2006               $  286,512   $20,992,627    $10,200,473   $(267,001)   $(1,160,067)   $30,052,544
                                           ==========   ===========    ===========   =========    ===========    ===========

See Notes to Consolidated Financial Statements

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Operating Activities
   Net income                                                        $  3,413,355    $  2,525,433
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        197,569         198,960
     Provision for loan losses                                            774,000         806,162
     Net accretion of investment securities
         Premiums/discounts                                               (13,446)        (66,656)
     Realized losses on sale of securities                                      -           9,240
   Changes in operating assets and liabilities:
     Increase in accrued interest receivable and other assets            (205,349)       (254,995)
     Increase in accrued interest payable and other liabilities           936,181         925,115
                                                                     ------------    ------------
         Net cash provided by operating activities                      5,102,310       4,143,259
                                                                     ------------    ------------

Investing Activities
   Purchases of investment securities available for sale               (3,003,543)     (4,826,518)
   (Purchases) redemptions of restricted stock                           (274,300)        317,300
   Proceeds from sales of investment securities available for sale              -       5,092,055
   Principal payments on mortgage-backed securities                       928,524       1,597,314
   Net increase in loans                                              (41,762,936)    (43,729,948)
   Purchases of building premises and equipment                          (419,385)        (90,950)
                                                                     ------------    ------------
         Net cash used in investing activities                        (44,531,640)    (41,650,747)
                                                                     ------------    ------------

Financing Activities
   Proceeds from exercise of stock options and warrants                   540,722         663,977
   Purchase of treasury stock                                          (1,109,426)              -
   20% stock dividend                                                      (4,729)      1,982,500
   Net (decrease) increase in other borrowings                         (1,182,852)     10,000,000
   Net increase (decrease) in Federal Home Loan Bank Advances           5,764,131      (5,047,988)
   Net increase in interest-bearing deposits                           38,894,845      39,304,710
   Net increase in noninterest-bearing deposits                           347,859       1,620,396
                                                                     ------------    ------------
         Net cash provided by financing activities                     43,250,550      48,523,595
                                                                     ------------    ------------

         Increase in cash and cash equivalents                          3,821,220      11,016,107

Cash and Cash Equivalents, January 1,                                   4,380,036       1,801,788
                                                                     ------------    ------------

Cash and Cash Equivalents, September 30,                             $  8,201,256    $ 12,817,895
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
     Interest on deposits and borrowings                             $  8,262,000    $  4,023,000
                                                                     ============    ============
     Income taxes                                                    $  2,750,000    $  1,220,000
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

Financial Statements

         The financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the years ended December 31, 2005 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other periods.

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

Investments

         The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of September 30, 2006 are the result of market changes in interest rates since the securities where purchased. This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

NOTE 2.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended September 30, 2006 and 2005 was 2,826,463 and 2,704,226, respectively and for the nine months ended September 30, 2006 and 2005 was 2,814,597 and 2,682,287, respectively.

         Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 481,405 and 478,562 additional shares for the three months period ended September 30, 2006 and 2005, respectively, and for the nine months ended September 30, 2006 and 2005 was 529,644 and 470,000, respectively.

Both basic and diluted earnings per share calculations give retroactive effect to stock dividends declared.

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

         Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Because options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost was included in determining net income for the three and nine months ended September 30, 2005.

         All outstanding stock options as of January 1, 2006 were fully vested (in prior years, all options vested upon issuance), thus no compensation expense was recognized during the nine months ended September 30, 2006 for such options. The Company will use the Black-Scholes option pricing model to estimate the fair value of any stock-based awards in 2006.

         As of September 30, 2006, there were no unvested options and, accordingly, no unrecognized compensation cost related to share-based payments to be recognized in the future.

         The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2006, if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Employee Compensation, to stock-based employee compensation. Both basic and diluted calculations give retroactive effect to stock dividends declared.

                                        Three months ended           Nine months ended
                                           September 30,                September 30,
                                         2006        2005           2006           2005
                                     -----------  ----------    -----------    -----------
Net income, as reported              $ 1,216,682     889,401    $ 3,413,355    $ 2,525,433

Deduct total
stock-based
compensation expense determined
under the fair value method for all
awards, net of related tax effects             -           -              -        (90,000)
                                     -----------  ----------    -----------    -----------
Pro-forma net income                 $ 1,216,682  $  889,401    $ 3,413,355    $ 2,435,433
                                     ===========  ==========    ===========    ===========

Basic earnings per share:
      As reported                    $      0.43  $     0.33    $      1.21    $      0.94
      Pro forma                      $      0.43  $     0.33    $      1.21    $      0.91

Diluted earnings per share:
      As reported                    $      0.37  $     0.28    $      1.02    $      0.80
      Pro-forma                      $      0.37  $     0.28    $      1.02    $      0.77


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

Parke Bank

                                                                        For Capital
                                                Actual              Adequacy Purpose
                                         Amount         Ratio       Amount         Ratio
                                         ------         -----       ------         -----
As of September 30, 2006:
-------------------------
(amounts in thousands)
Total Risk Based Capital                  $42,444         15%      $23,236           8%
    (to Risk Weighted Assets)
Tier 1 Capital                            $38,807         13%      $11,618           4%
    (to Risk Weighted Assets)
Tier 1 Capital                            $38,807         12%      $12,852           4%
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
    (to Average Assets)

Parke Bancorp, Inc.

                                                                        For Capital
                                                Actual              Adequacy Purpose
                                         Amount         Ratio       Amount         Ratio
                                         ------         -----       ------         -----
As of September 30, 2006:
-------------------------
(amounts in thousands)
Total Risk Based Capital                  $44,050         15%      $23,820           8%
    (to Risk Weighted Assets)
Tier 1 Capital                            $37,820         13%      $11,910           4%
    (to Risk Weighted Assets)
Tier 1 Capital                            $38,820         11%      $13,426           4%
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
    (to Average Assets)

         Management believes, as of September 30, 2006 and December 31, 2005, that the Bank and the Company met all capital adequacy requirements to which either of them was subject.

NOTE 5.  SUBORDINATED DEBENTURES

         On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 7.06% at September 30, 2006. Parke Capital Trust I purchased $5.2 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $800,000 was retained at the Company for future use.

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


                 Three Months Ended September 30, 2006 and 2005
                                   (unaudited)

         The following discussion compares the results of operations for the three month period ended September 30, 2006 to the results of operations for the three month period ended September 30, 2005. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2005 annual report on Form 10-K.

Results of Operations

         Net Income. For the three months ended September 30, 2006, net income totaled $1.2 million, compared to $889,401 for the three months ended September 30, 2005. Diluted earnings per share for the three months ended September 30, 2006 totaled $0.37, compared to $0.28 per share for the same period of 2005. Increased net income for the three months ended September 30, 2006 was attributable primarily to increases in net interest income of $888,591, partially offset by increased expenses of $387,050 and an increase in tax expense of $213,500.

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

         Net interest income for the three months ended September 30, 2006 totaled $3.5 million, an increase of 33.9% over $2.6 million for the three months ended September 30, 2005. The increase is attributable to growth in loan balances. The net interest margin for the three month period ended September 30, 2006 was 4.3%, compared to 4.2% for the comparable period of 2005.

         Interest income increased by $2.3 million for the three months ended September 30, 2006, primarily as a result of an increase of $72.9 million in average interest-earning assets. Average loans outstanding increased by $70.7 million and average investment securities increased by $2.2 million. Yields on earning assets for the three months ended September 30, 2006 increased to 8.3% from 7.0% for the same period of 2005. Interest expense increased by $1.4 million, which is primarily attributable to average interest-bearing liabilities increasing by $63.7 million coupled with a general rise in interest rates. Average interest-bearing deposits increased by $51.7 million and average borrowings increased by $12.1 million. The average rate paid on interest-bearing liabilities increased to 4.3% for the three months ended September 30, 2006 from 3.3% for the same period of 2005.

         Noninterest Income. Noninterest income decreased $47,765, or 20.1%, for the three months ended September 30, 2006 to $190,006 down from $237,771 for the same period of 2005, reflecting mainly an decrease in loan exit fees.

         Provision for Loan Losses. The provision for loan losses was $211,000 for the three months ended September 30, 2006, compared to $298,005 for the same period in 2005. The decrease in the provision for loan losses for the 2006 period was due to slower loan growth in three months ended September 30, 2006.

         Noninterest Expenses. For the three months ended September 30, 2006, noninterest expenses increased by $387,050, or 35.8%, to $1.5 million, compared to $1.1 million for the same period of 2005. Increased compensation expenses of 28.8% were related to personnel costs for staffing increases to support loan and deposit growth. In addition, marketing costs increased for new promotional programs. Other operating expenses increased $197,328 or 222.1% due to real estate activity.

         Income Taxes. The Company recorded income tax expense of $805,600, on income before taxes of $2,022,282 for the three months ended September 30, 2006, resulting in an effective tax rate of 39.8%, compared to income tax expense of $592,100 on income before taxes of $1.5 million for the same period of 2005, resulting in an effective tax rate of 40.0%.

                  Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)

         The following discussion compares the results of operations for the nine months ended September 30, 2006 to the results of operations for the nine months ended September 30, 2005, and the financial condition at September 30, 2006 to the financial condition at December 31, 2005. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2005 annual report on Form 10-K.

Results of Operations

         Net Income. For the nine months ended September 30, 2006, net income totaled $3.4 million, compared to $2.5 million for the nine months ended September 30, 2005. Diluted earnings per share for the first nine months of 2006 totaled $1.02, compared to $0.80 per share for the same period of 2005. Increased net income for the first nine months of 2006 was attributable primarily to increases in revenue (net interest income) of $2.4 million, partially offset by increases in noninterest expenses of $805,326, and an increase in tax expense of $596,170.

         Net Interest Income. Interest income for the first nine months of 2006 totaled $18.5 million, an increase of 51.0% over $12.2 million for the nine months ended September 30, 2005. The net interest margin for the nine month period ended September 30, 2006 was 4.3%, which was the same for the comparable period of 2005.

         Interest income increased by $6.2 million, driven by an increase of $72.1 million in average interest-earning assets. Average loans outstanding increased by $70.0 million while average investment securities increased by $2.1 million. Yields on earning assets for the period ended September 30, 2006 increased to 8.0% from 6.9% for the same period of 2005. Interest expense increased by $3.9 million. Average interest-bearing liabilities increased by $64.4 million. Average interest-bearing deposits increased by $51.6 million and average borrowings increased by $12.8 million. The average rate paid on interest-bearing liabilities increased to 4.2% for the period ended September 30, 2006 from 3.0% for the same period of 2005.

         Noninterest Income. Noninterest income decreased $96,508, or 13.6%, for the nine months ended September 30, 2006 to $612,490, down from $708,998 for the same period of 2005 due to lower loan exit fees.

         Provision for Loan Losses. The provision for loan losses was $774,000 for the nine months ended September 30, 2006, compared to $806,162 for the same period in 2005. The minor decrease in the provision for the 2006 period was due to stable new loan originations.

         Noninterest Expenses. For the nine months ended September 30, 2006, noninterest expenses increased by $805,326 or 24.0% to $4.2 million compared to $3.4 million for the same period of 2005. An increase in compensation expenses of 26.9% was related to personnel costs as a result of staffing increases in the loan and deposit areas, compared to the same period of 2005. Other operating expenses increased $370,116 or 102.1% due to real estate activity.

         Income Taxes. The Company recorded income tax expense of $2.3 million on income before taxes of $5.7 million for the nine months ended September 30, 2006, resulting in an effective tax rate of 39.9%, compared to income tax expense of $1.7 million on income before taxes of $4.2 million for the same period of 2005, resulting in an effective tax rate of 39.8%.


                               Financial Condition
                   At September 30, 2006 and December 31, 2005
                                   (unaudited)

         The following discussion compares the financial condition at September 30, 2006 to the financial condition at December 31, 2005. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in this Form 10-Q.

         Total assets increased to $345.4 million at September 30, 2006, compared to $297.8 million at December 31, 2005, increasing $47.6 million, or 16.0%. Gross loans outstanding increased to $300.8 million, or 16.1% from $259.0 million at December 31, 2005. Deposits increased by $39.2 million, or 16.9%. Borrowings increased by $4.6 million, or 12.7%. Shareholders' equity increased by $2.9 million, or 10.5%, driven by net income of $3.4 million for the nine months ended September 30, 2006 and the exercise of warrants netted against treasury stock.

         Loans. The increase in total loans was primarily due to increases in the commercial loans, which grew by $37.6 million and totaled $273.6 million as of September 30, 2006. This increase is in line with management's strategic plan and reflects increased origination activity over the past year and a good local real estate market. All other categories of loans increased in the aggregate by $4.2 million.

         Allowance for Loan Losses. The allowance for loan losses was $4.3 million at September 30, 2006 as compared to $3.6 million at December 31, 2005. The ratio of the allowance for loan losses to total loans increased to 1.4% at September 30, 2006 and at December 31, 2005. The Company's management has considered non-performing assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions, and other factors that in management's judgment deserve recognition.

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

         Non-performing assets, expressed as a percentage of total assets, remained the same at 0.3% at September 30, 2006 and December 31, 2005. At September 30, 2006, the Company had $1.1 million in non-accruing loans, which decreased from $1.9 million in non-accruing loans at December 31, 2005. One additional loan became non-accrual during the quarter ended September 30, 2006.

         Deposits. Deposits totaled $271.3 million at September 30, 2006, increasing $39.2 million, or 16.9%, from the December 31, 2005 balance of $232.1 million. The increase in deposits is attributable to the Company's management's growth strategy, which includes significant marketing, promotion and cross selling of additional products to existing customers.

         Included in deposits at September 30, 2006 and December 31, 2005 were $79.3 million and $67.2 million, respectively, of brokered deposits.

         Borrowings. Total borrowings, consisting of borrowed funds, Federal Home Loan Bank (FHLB) advances and subordinated debentures, totaled $40.6 million at September 30, 2006, increasing $4.6 million, or 12.7%, from December 31, 2005. The increase was a result of additional FHLB advances during 2006.

Comparative Average Balances, Interest and Yields

         The following table provides information regarding the average balances and yield/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                           Nine Months Ended
                                     -----------------------------------------------------------------------------------------
                                                    September 30, 2006                            September 30, 2005
                                     ---------------------------------------------     ---------------------------------------
                                         Average          Interest         Annual        Average         Interest       Annual
                                         Balance       Income/Expense      Yield         Balance      Income/Expense    Yield
                                         -------       --------------      -----         -------      --------------    -----
Assets
------
Loans                                 $279,925,898      $17,412,925         8.3%      $209,947,182     $11,317,002       7.2%
Investment securities                   26,161,288          977,224         5.0         24,289,057         868,372       4.8
Federal funds sold                       2,487,100           90,761         4.9          2,221,788          52,290       3.1
                                      ------------      -----------                   ------------     -----------
Total interest-earning assets          308,574,286      $18,480,910         8.0        236,458,027     $12,237,664       6.9
                                                        ===========                                    ===========

Allowance for loan losses               (3,915,323)                                     (2,906,584)
Other assets                            15,904,662                                      15,486,413
                                      ------------                                    ------------
Total assets                          $320,563,625                                    $249,037,856
                                      ============                                    ============

Liabilities and shareholders' equity
------------------------------------
Regular savings deposits              $ 30,214,716         $776,205         3.4%      $ 25,254,599     $   466,304       2.5%
NOW & money market savings              25,224,046          490,931         2.6         25,456,954         330,053       1.7
Time deposits                          182,585,510        5,958,886         4.4        135,735,369       3,272,056       3.2
                                      ------------      -----------                   ------------     -----------
Total interest-bearing deposits        238,024,272        7,226,022         4.1        186,446,922       4,068,413       2.9
Borrowed funds                          32,545,618        1,254,802         5.1         19,748,951         522,929       3.5
                                      ------------      -----------                   ------------     -----------

Total interest-bearing liabilities     270,569,890      $ 8,480,824         4.2        206,195,873     $ 4,591,342       3.0
                                                        ===========                                    ===========

Non interest-bearing demand deposits    18,246,444                                      16,473,659
Other liabilities                        2,675,720                                       1,777,934
Shareholders' equity                    29,071,571                                      24,590,390
                                      ------------                                    ------------
    Total liabilities and
       shareholders' equity           $320,563,625                                    $249,037,856
                                      ============                                    ============

Net interest income                                     $10,000,086                                    $ 7,646,322
                                                        ===========                                    ===========

Interest rate spread                                                        3.8%                                         3.9%

Net interest margin                                                         4.3%                                         4.3%

Critical Accounting Policy

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increase rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition". Although management believes the level of this allowance as of September 30, 2006 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

         Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 110.4% and 110.0% at September 30, 2006 and December 31, 2005, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine-month period ended September 30, 2006. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of September 30, 2006, the Company maintained lines of credit with the FHLB of $61.8 million.

         As of September 30, 2006, the Company's investment securities portfolio included $9.0 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

         At September 30, 2006, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

         On November 4, 2004, Stephen P. Magenta and other parties filed an action captioned Stephen P. Magenta, et. al. v. General Insulation Services, Inc., et. al. in the Superior Court of New Jersey Law Division, Gloucester County, related to the alleged embezzlement of over $1 million by an employee of one of our customers of funds maintained in accounts at the Bank. All but one of the claims against the Bank has been dismissed. The remaining claim is brought by General Maintenance and Labor. The matter has been effectively stayed and therefore no meaningful discovery has been available to the Bank. The Bank believes that the action is without merit and intends to vigorously defend against it. In addition, the Bank believes that this action is covered by its insurance.

         Other than the foregoing, at September 30, 2006, the Company was not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

         There have been no material changes from the Risk Factors disclosed in Company's Annual Report for the fiscal year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)  None
         (b)  None
         (c)

                                                                       (c) Total Number      (d) Maximum Number
                                                                     of Shares (or Units)   (or Approximate Dollar
                                  (a) Total               (b)          Purchased as Part     Value) of Shares (or
                                    Number           Average Price        or Publicly       Units) that May Yet Be
                                 of Shares (or       Paid per Share    Announced Plans        Purchased Under the
Period                          Units) Purchased        or Unit)         or Programs*          Plans or Programs
------                          ----------------        --------         ------------          -----------------

07/28/06                                750             $18.89               22,438                 115,562
07/31/06                                750             $18.90               23,188                 114,812
08/02/06                                750             $20.31               23,938                 114,062
08/03/06                                900             $19.03               24,838                 113,162
08/09/06                                300             $19.13               25,138                 112,862
09/14/06                             27,000             $18.10               52,138                  85,862
09/15/06                              8,954             $18.05               61,092                  76,908
                                     ------             ------
Total                                39,404             $18.19               61,092                  76,908


* On November 23, 2005, the Registrant authorized the repurchase in the open market of up to 115,000 shares plus an additional 23,000 shares due to a 20% stock dividend paid on April 21, 2006 of the Company's outstanding common stock.

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


                                          PARKE BANCORP, INC.





Date: November 14, 2006                   /s/Vito S. Pantilione
                                          --------------------------------------
                                          Vito S. Pantilione
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)





Date: November 14, 2006                   /s/Ernest D. Huggard
                                          --------------------------------------
                                          Ernest D. Huggard
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)