Form 10-K
period 2006-12-31
PARKE BANCORP, INC.
filed 2007-04-02
CIK 1315399

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

For the fiscal year ended: December 31, 2006 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission File No. 000-51338

                               PARKE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               NEW JERSEY                                                   65-1241959
(State or Other Jurisdiction of Incorporation or Organization)              (IRS Employer Identification No.)

            601 DELSEA DRIVE, WASHINGTON TOWNSHIP, NEW JERSEY                                  08080
                (Address of Principal Executive Offices)                                    (Zip Code)

Registrant's telephone number, including area code: 856-256-2500

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
COMMON STOCK, $0.10 PAR VALUE                 THE NASDAQ STOCK MARKET LLC

        Securities registered pursuant to Section 12(g) of the Act: NONE

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

Large accelerated  filer [ ] Accelerated  filer [ ] Non-accelerated  filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act).                                  YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the Nasdaq Capital Market on June 30, 2006, was approximately $29.2 million.

     As of March 22, 2007 there were issued and outstanding 2,873,860 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006. (Parts II and IV)

2.   Portions  of  the  Proxy   Statement   for  the  2007  Annual   Meeting  of
     Shareholders. (Parts II and III)

                               PARKE BANCORP, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
Part I
------
Item 1.       Business............................................................................................. 1
Item 1A.      Risk Factors.........................................................................................17
Item 1B.      Unresolved Staff Comments............................................................................19
Item 2.       Properties...........................................................................................19
Item 3.       Legal Proceedings....................................................................................20
Item 4.       Submission of Matters to a Vote of Security Holders..................................................21

Part II
-------
Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities............................................................21
Item 6.       Selected Financial Data..............................................................................22
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................22
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...........................................22
Item 8.       Financial Statements and Supplementary Data..........................................................22
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................22
Item 9A.      Controls and Procedures..............................................................................22
Item 9B.      Other Information....................................................................................22

Part III
--------
Item 10.      Directors, Executive Officers and Corporate Governance...............................................23
Item 11.      Executive Compensation...............................................................................23
Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters......................................................................23
Item 13.      Certain Relationships and Related Transactions, and Director Independence............................24
Item 14.      Principal Accounting Fees and Services...............................................................24

Part IV
-------
Item 15.      Exhibits and Financial Statement Schedules...........................................................24


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

ITEM 1.       BUSINESS

     The Company is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of the Bank. The Company commenced operations on June 1, 2005, upon completion of the reorganization of the Bank into the holding company form of organization following approval of the reorganization by shareholders of the Bank at its 2005 Annual Meeting of Shareholders. The Company's business and operations primarily consist of its ownership of the Bank.

     The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. In addition, the Bank also has a Loan Production Office in Millville, New Jersey maintained exclusively for loan production. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2006, the Company had assets of $360.0 million, loans of $310.6 million, deposits of $289.9 million and shareholders' equity of $30.7 million.

     The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $25 million in annual sales). Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. Residential construction loans in tract development are also included in the commercial loan category. The Bank also offers a range of deposit products to its commercial customers. Commercial customers also have the ability to use overnight depository, ACH activity and wire transfer service, all at reduced rates.

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

LENDING ACTIVITIES

     COMPOSITION OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. (1) Except as set forth below, the Bank had no concentrations of loans exceeding 10% of its loans.

                                                                     At December 31,
                                     ---------------------------------------------------------------------------------
                                                2006                        2005                        2004
                                     ------------------------    ------------------------    -------------------------
                                        Amount        Percent        Amount       Percent        Amount        Percent
                                        ------        -------        ------       -------        ------        -------
Commercial.......................    $ 13,436,690        4.3%    $  11,053,481        4.3%   $   9,708,142        5.1%
Real estate construction:
   Residential...................        2,464,820       0.8         1,174,233        0.5        1,252,811        0.7
   Commercial....................       69,254,592      22.3        70,156,767       27.1       37,270,464       19.8
Real estate mortgage:
   Residential...................       19,727,682       6.4        17,308,735        6.7       16,360,109        8.7
   Commercial....................      198,667,009      64.0       154,287,964       59.6      120,051,646       63.6
Consumer.........................        7,004,513       2.2         5,053,908        1.8        3,963,818        2.1
                                     -------------     -----     -------------      -----    -------------      -----
     Total Loans.................    $ 310,555,306     100.0%    $ 259,035,088      100.0%   $ 188,606,990      100.0%
                                     =============     =====     =============      =====    =============      =====

                                                         At December 31,
                                        ----------------------------------------------------
                                                   2003                        2002
                                        ------------------------    ------------------------
                                            Amount       Percent        Amount       Percent
                                            ------       -------        ------       -------
Commercial.......................       $   8,799,899        6.0%   $   7,035,669        7.4%
Real estate construction:
   Residential...................           2,164,811        1.5        1,370,266        1.4
   Commercial....................          29,896,562       20.4       17,122,397       18.0
Real estate mortgage:
   Residential...................          18,013,087       12.3       13,188,780       13.9
   Commercial....................          84,054,063       57.5       53,503,768       56.3
Consumer.........................           3,405,909        2.3        2,874,330        3.0
                                        -------------      -----    -------------      -----
     Total Loans.................       $ 146,334,331      100.0%   $  95,095,210      100.0%
                                        =============      =====    =============      ======

------------------------------------
(1) Amounts presented include adjustments for related unamortized deferred costs and fees.

     LOAN MATURITY. The following table sets forth the contractual maturity of certain loan categories at December 31, 2006.

                                                                   Due after
                                                Due within        1 through 5         Due after
                                                  1 year             years             5 years            Total
                                                  ------             -----             -------            -----
Commercial................................    $   9,622,980     $    3,813,710      $          -      $  13,436,690
Real estate construction:
   Residential............................        2,464,820                  -                 -          2,464,820
   Commercial.............................       54,545,380          7,262,395         7,446,817         69,254,592
Real estate mortgage:
   Residential............................                -                  -                 -         19,727,682
   Commercial.............................                -                  -                 -        198,667,009
Consumer..................................                -                  -                 -          7,004,513
                                              -------------      -------------      ------------      -------------
     Total loans..........................    $ 180,178,091      $  73,340,250      $ 57,036,965      $ 310,555,306
                                              =============      =============      ============      =============

     The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2006, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                                             Floating or
                                                      Fixed Rates(1)       Adjustable Rates          Total
                                                      --------------       ----------------          -----
Commercial.........................................   $   3,128,630         $    685,080         $   3,813,701
Real estate construction:
   Residential.....................................               -                    -                     -
   Commercial......................................      14,709,212                    -            14,709,212
Real estate mortgage:
   Residential.....................................       9,305,544            8,472,479            17,778,023
   Commercial......................................      29,250,997           57,831,290            87,082,287
Consumer...........................................       2,446,450            4,547,533             6,993,983
                                                      -------------         ------------         -------------
     Total loans...................................   $  58,840,833         $ 71,536,382         $ 130,377,215
                                                      =============         ============         =============

----------
(1) Construction loans are adjustable rate loans, however, due to interest rate floors, they have been reclassified as fixed rate loans.

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

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

     LOANS TO ONE BORROWER. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2006, the Bank's loan to one borrower limit was approximately $6.7 million and the Bank had 13 borrowers with loan balances in excess of $5.0 million. At December 31, 2006, the Bank's largest loan to one borrower was a loan for construction and development, with a balance of $6.7 million and was secured by real estate. This loan is scheduled to be funded in stages after the houses are sold. At December 31, 2006, this loan was current and performing in accordance with the terms of the loan agreement.

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

     The following table sets forth information regarding non-accrual loans at the dates indicated. As of the dates indicated, the Bank did not have any troubled restructurings as defined in Statement of Financial Accounting Standards No. 15.

                                                                                At December 31,
                                                     ---------------------------------------------------------------------
                                                        2006           2005           2004          2003           2002
                                                     ----------    -----------    -----------   -----------    -----------
Loans accounted for on a non-accrual basis:
Commercial.......................................   $    90,850    $    50,000    $         -   $         -    $         -
Real estate construction:
   Residential...................................             -              -        240,816       289,257        289,000
   Commercial....................................             -              -              -             -              -
Real estate mortgage:
   Residential...................................             -         20,000              -       504,878        742,067
   Commercial....................................       686,933      1,865,000              -             -              -
Consumer.........................................        11,021              -              -             -              -
                                                     ----------    -----------    -----------   -----------    -----------
     Total.......................................       788,804      1,935,000        240,816       794,135      1,031,067
                                                     ----------    -----------    -----------   -----------    -----------

Accruing loans delinquent 90 days or more:
Commercial.......................................             -              -              -             -              -
Real estate construction:
   Residential...................................             -              -              -             -              -
   Commercial....................................             -              -              -             -              -
Real estate mortgage:
   Residential...................................             -              -         54,859             -              -
   Commercial....................................       267,150        665,000              -             -         50,000
Consumer.........................................             -              -              -             -              -
                                                     ----------    -----------    -----------   -----------    -----------
     Total.......................................       267,150        665,000         54,859             -         50,000
                                                     ----------    -----------    -----------   -----------    -----------
         Total non-performing loans..............    $1,055,954    $ 2,590,000    $   295,675   $   794,135    $ 1,081,067
                                                     ==========    ===========    ===========   ===========    ===========

Total non-performing loans as a
   percentage of net loans.......................          0.34%          1.01%          0.16%         0.55%          1.15%
                                                     ==========    ===========    ===========   ===========    ===========

     When a loan is more than 30 days delinquent, the borrower is contacted by mail or phone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Registrant may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 90 days or more, the Registrant generally will initiate foreclosure proceedings.

     Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is credited to income in the period received. At December 31, 2006, the Bank had $788,804 of loans that were held on a non-accrual basis. Gross interest income of $51,000 would have been recorded during the year ended December 31, 2006 if these loans had been performing in accordance with their terms. Interest income of $71,791 was recorded on these loans during the year ended December 31, 2006. At December 31, 2006, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

     At December 31, 2006, the Bank had assets classified as follows:

Special mention.......................................  $6,308,539
Substandard...........................................   2,369,550
Doubtful..............................................      11,021
Loss..................................................           -
                                                        ----------
      Total...........................................  $8,689,110
                                                        ----------

     FORECLOSED REAL ESTATE. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2006, the Bank had real estate owned totaling $1.25 million, which is valued at current fair market value.

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

     The following table sets forth information with respect to the Bank's allowance for losses on loans at the dates and for the periods indicated.

                                                                     For the Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                  2006             2005         2004           2003            2002
                                             ------------    ------------   ------------   ------------    -----------
Balance at beginning of period...............$  3,573,812    $  2,620,651   $  2,256,070   $  1,333,000    $   834,483
Charge-offs:
Commercial...................................           -               -              -              -              -
Real estate construction:
   Residential...............................           -               -              -              -              -
   Commercial................................           -        (227,001)             -              -              -
Real estate mortgage:
   Residential...............................           -               -       (460,743)             -              -
   Commercial................................           -               -              -              -              -
Consumer.....................................      (2,500)              -              -         (1,000)             -
                                             ------------    ------------   ------------   ------------    -----------
     Total charge-offs:......................      (2,500)       (227,001)      (460,743)        (1,000)             -
                                             ------------    ------------   ------------   ------------    -----------

Recoveries:
Commercial...................................           -               -              -              -              -
Real estate construction:
   Residential...............................           -               -              -              -              -
   Commercial................................           -               -              -              -              -
Real estate mortgage:
   Residential...............................           -               -              -              -              -
   Commercial................................           -               -              -              -              -
Consumer.....................................           -               -              -          1,000              -
                                             ------------    ------------   ------------   ------------    -----------
     Total recoveries:.......................           -               -              -          1,000              -
                                             ------------    ------------   ------------   ------------    -----------

Net charge-offs..............................      (2,500)       (227,001)      (460,743)             -              -
Provision for loan losses....................     939,692       1,180,162        825,324        923,070        498,517
                                             ------------    ------------   ------------   ------------    -----------
Balance at end of period.....................$  4,511,004    $  3,573,812   $  2,620,651   $  2,256,070    $ 1,333,000
                                             ============    ============   ============   ============    ===========
Period-end loans outstanding (net of
   deferred costs/fees)......................$310,555,306    $259,035,088   $188,606,990   $146,344,331    $95,095,210
                                             ============    ============   ============   ============    ===========
Average loans outstanding....................$286,691,000    $223,821,300   $154,794,200   $120,796,806    $78,245,329
                                             ============    ============   ============   ============    ===========
Allowance as a percentage of period
   end loans.................................        1.45%           1.38%          1.39%          1.54%          1.40%
                                             ============    ============   ============   ============    ===========
Net loans charged off as a percentage of
   average loans outstanding.................        0.00%           1.10%          0.30%          0.00%          0.00%
                                             ============    ============   ============   ============    ===========

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

                                                                  At December 31,
                             ----------------------------------------------------------------------------------------------------
                                  2006                 2005              2004                  2003               2002
                             --------------------- ------------------ -------------------  ------------------- ------------------
                                       Percent of          Percent of          Percent of           Percent of         Percent of
                                       Loans in             Loans in            Loans in             Loans in           Loans in
                                         Each               in Each               Each                 Each               Each
                                       Category             Category            Category             Category           Category
                                       to Total             to Total            to Total             to Total           to Total
Type of Loans:                Amount    Loans      Amount    Loans    Amount     Loans      Amount    Loans    Amount     Loans
--------------                ------    -----      ------    -----    ------     -----      ------    -----    ------     -----
Commercial.................$  187,958     4.3%   $  153,674    4.3%  $  133,653    5.1%  $  135,364     6.0% $   98,642     7.4%
Real estate construction:
   Residential.............    24,648     0.8        17,869    0.5       18,344    0.7       33,841     1.5      18,662     1.4
   Commercial..............   847,029    22.3       968,503   27.1      518,889   19.8      460,238    20.4     239,940    18.0
Real estate mortgage:
   Residential.............   218,191     6.4       239,445    6.7      227,997    8.7      277,497    12.3     184,287    13.9
   Commercial.............. 3,184,846    64.0     2,129,992   59.6    1,666,734   63.6    1,297,240    57.5     750,479    56.3
Consumer...................    48,332     2.2        64,329    1.8       55,034    2.1       51,890     2.3      39,990     3.0
                           ----------   -----    ----------  -----   ----------  -----   ----------   -----  ----------   -----
Total Allowance            $4,511,004   100.0%   $3,573,812  100.0%  $2,620,651  100.0%  $2,256,070   100.0% $1,333,000   100.0%
                           ==========   =====    ==========  =====   ==========  =====   ==========   =====  ==========   =====

INVESTMENT ACTIVITIES

     GENERAL. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with SFAS No. 115, the Bank classifies its portfolio of investment securities as "available for sale" or "held to maturity." At December 31, 2006, the Bank's investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

     COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO. The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2006, the Company did not hold investment securities of any one issuer the book value of which exceeds 10% of its stockholders' equity.

                                                                                   At December 31,
                                                                 --------------------------------------------------
                                                                       2006              2005              2004
                                                                 --------------    --------------    --------------
Securities Held to Maturity:
   Municipals.................................................   $    2,430,958    $    2,405,841    $      547,632
   Corporate trust preferred securities.......................                -                 -                 -
                                                                 --------------    --------------    --------------
     Total securities held to maturity........................        2,430,958         2,405,841           547,632
                                                                 --------------    --------------    --------------

Securities Available for Sale:
   U.S. government agency securities..........................                -                 -                 -
   U.S. government-sponsored entity securities................        6,415,780         6,202,390         8,670,230
   Municipals.................................................                -                 -                 -
   Mortgage-backed securities.................................        9,908,837         9,004,256        12,176,244
   Mutual funds...............................................                -                 -         3,196,328
   Corporate and trust preferred securities...................        8,205,450         6,316,298                 -
   Stock......................................................                -           500,000                 -
                                                                 --------------    --------------    --------------
     Total securities available for sale......................       24,530,067        22,022,944        24,042,802
                                                                 --------------    --------------    --------------
       Total..................................................   $   26,961,025    $   24,428,785    $   24,590,434
                                                                 ==============    ==============    ==============

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Bank's investments securities portfolio at December 31, 2006 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                At December 31,
                           ---------------------------------------------------------------------------------------------------------
                           Within One Year   One to Five Years Five to Ten Years More than Ten Years   Total Investment Securities
                           ---------------   ----------------- ----------------- ------------------- -------------------------------
                          Carrying Average   Carrying  Average Carrying Average  Carrying Average  Carrying   Average
                           Value    Yield     Value     Yield   Value    Yield     Value   Yield     Value     Yield  Market Value
                           -----    -----     -----     -----   -----    -----     -----   -----     -----     -----  ------------
Securities Held to Maturity:
---------------------------
   Municipals.............  $      -    -% $   544,898  3.97%  $        -    -% $ 1,886,060  6.38%  $ 2,430,958  5.85%  $ 2,425,629
                            -------- ----  -----------  ----   ---------- ----  -----------  ----   -----------  ----   -----------
     Total securities
     held to maturity.....         -    -%     544,898  3.97%           -    -%   1,886,060  6.38%    2,430,958  5.85%    2,425,629
                            -------- ----  -----------  ----   ---------- ----  -----------  ----   -----------  ----   -----------

Securities Available for Sale:
------------------------------
   U.S. government-
   sponsored entity
   securities.............   999,060 5.23%   2,481,320  4.99%   1,000,000 5.25%   1,935,400  6.18%    6,415,780  5.41%    6,415,780
   Mortgage-backed
   securities.............         -    -%           -     -%           -    -%   9,908,837  5.30%    9,908,837  5.30%    9,908,837
   Corporate securities...         -    -%     507,600  5.13%           -    -    7,697,850  5.39%    8,205,450  5.51%    8,205,450
                            -------- ----  -----------  ----   ---------- ----  -----------  ----   -----------  ----   -----------
     Total securities
     available for sale...  $989,060 5.23%   2,988,920  5.01%   1,000,000 5.25%  19,542,087  5.43%   24,530,067  5.40%   24,530,067
                            -------- ----  -----------  ----   ---------- ----  -----------  ----   -----------  ----   -----------
       Total..............  $999,060 5.23% $ 3,533,818  4.86%  $1,000,000 5.25% $21,428,147  5.51%  $26,961,025  5.44%  $26,955,696
                            ======== ====  ===========  ====   ========== ====  ===========  ====   ===========  ====   ===========

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

     DEPOSITS. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $87.6 million and $67 million at December 31, 2006 and 2005, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank's cost of funds and negatively impact its interest rate spread, financial condition and results of operation.

     The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the three years ended December 31, 2006.

                                                                At December 31, 2006
                                                     -----------------------------------------
                                                           Daily
                                                          Average         Average    Percent
                                                          Balance          Rate      of Total
                                                          -------          ----      --------
NOW and money market
   savings deposits................................   $  26,568,000       2.8%        10.2%
Regular savings deposits...........................      28,991,000       3.5%        11.1%
Time deposits......................................     188,040,000       4.5%        71.8%
                                                      -------------                  -----
     Total interest-bearing deposits...............     243,599,000                   93.1%

Non interest-bearing demand deposits...............      18,174,000                    6.9%
                                                      -------------                  -----
     Total deposits...................................$ 261,773,000                  100.0%
                                                      =============                  =====

                                                                At December 31, 2005
                                                     -----------------------------------------
                                                           Daily
                                                          Average         Average    Percent
                                                          Balance          Rate      of Total
                                                          -------          ----      --------
NOW and money market
   savings deposits................................   $  23,729,040       1.8%        11.4%
Regular savings deposits...........................      29,199,866       2.7%        14.0%
Time deposits......................................     138,586,970       3.3%        66.5%
                                                      -------------                  -----
     Total interest-bearing deposits...............     191,515,876                   91.9%

Non interest-bearing demand deposits...............      16,946,509                    8.1%
                                                      -------------                  -----
      Total deposits...............................   $ 208,462,385                  100.0%
                                                      =============                  =====


                                                                At December 31, 2004
                                                     -----------------------------------------
                                                           Daily
                                                          Average         Average    Percent
                                                          Balance          Rate      of Total
                                                          -------          ----      --------
NOW and money market
   savings deposits................................   $  28,510,645       1.7%        18.4%
Regular savings deposits...........................      22,160,550       2.1%        14.3%
Time deposits......................................      91,104,040       2.8%        58.7%
                                                      -------------                  -----
     Total interest-bearing deposits....................141,775,235                   91.4%

Non interest-bearing demand deposits...............      13,422,274                    8.6%
                                                      -------------                  -----
     Total deposits...................................$ 155,197,509                  100.0%
                                                      =============                  =====

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

                                                    Certificates of
Maturity Period                                         Deposit
---------------                                         -------

Within three months..........................       $   27,141,290
Three through six months.....................           22,369,068
Six through twelve months....................           33,553,602
Over twelve months...........................           47,491,514
                                                    --------------
     Total...................................       $  130,555,474
                                                    ==============

     BORROWINGS. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from FHLB outstanding during 2006, 2005 and 2004 had maturities of five years or less and cannot be prepaid without penalty.

     The following table sets forth information regarding the Bank's borrowings:

                                                                                  December 31,
                                                           ----------------------------------------------------------
                                                                   2006                2005               2004
                                                           -----------------     -----------------  -----------------
Amount outstanding at year end.........................    $      34,851,370     $      35,966,860  $      20,378,726
Weighted average interest rates at year end............                 5.49%                 4.8%               2.8%
Maximum outstanding at any month end...................    $      41,092,497     $      35,966,860  $      20,378,726
Average outstanding....................................    $      34,321,000     $      28,172,795  $      10,721,726
Weighted average interest rate during the year.........                 5.2%                  3.1%               2.2%

SUBSIDIARY ACTIVITY

     The largest subsidiary of the Company is the Bank. The Bank has two subsidiaries, Parke Capital Markets and Farm Folly. Parke Capital Markets is a corporation, which was formed in 2001 to generate fee income from capital markets financing activities, which include term financings. Farm Folly, LLC, which was formed in 2006, was created to hold the Bank's repossessed real estate.

PERSONNEL

     At December 31, 2006, the Bank had 35 full-time and 12 part-time employees.

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

     INSURANCE OF DEPOSITS. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points. Currently, the Bank's deposit insurance premium has been assessed at zero basis points of deposits.

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

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

     At December 31, 2006, the Company and the Bank had the requisite capital levels to qualify as "well capitalized."

ITEM 1A. RISK FACTORS

     The following is a summary of the material risks related to an investment in the Company's securities.

A SIGNIFICANT AMOUNT OF THE BANK'S BUSINESS IS CONCENTRATED IN REAL ESTATE DEVELOPMENT AND CONSTRUCTION LENDING.

     At December 31, 2006, approximately 23.1% of our loans are commercial and residential real estate development and construction loans, which are secured by the real estate under development. Construction lending involves extensive risks. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner or according to original specifications. Real estate development and construction projects that are not completed in a timely manner or according to original specifications are generally less marketable than projects that are fully developed, and the loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment. Construction projects are commonly underwritten based upon projections, such as the sales of homes or future leasing of commercial spaces, and substantial deviations from such projections can occur. Construction lending is also labor intensive for the Bank, requiring Bank employees to expend substantial time and resources in monitoring and servicing each construction loan to completion. In addition, a construction loan that is in default can create problems for the Bank, such as designating replacement builders for a project, considering alternate users for the project and site and handling any structural or environmental issues that might arise. Such problems and the risks inherent in construction lending may have a material adverse effect on the Company's earnings and overall financial condition.

MOST OF THE BANK'S LOANS ARE SECURED, IN WHOLE OR IN PART, WITH REAL ESTATE COLLATERAL.

     In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2006, approximately 95% of the Bank's loans had real estate as a primary, secondary or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, but such collateral may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

SOME OF THE BANK'S ASSETS ARE CLASSIFIED AS NON-PERFORMING ASSETS THAT MAY LOSE FURTHER VALUE.

     The Bank has non-performing assets, which at this time only include non-accruing loans. At December 31, 2006, the Bank's non-performing loans were 0.34% of outstanding net loans. There is a possibility that the Bank's earnings could be reduced in the event that the eventual values of these non-performing assets are or become less than the values that we have assigned to them.

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

     As of December 31, 2006, the allowance for loan losses was approximately $4.5 million, which represented 1.45% of outstanding net loans. At such date, we had non-accruing loans totaling $789,000. The Bank actively manages its non-accruing loans in an effort to minimize credit losses. Although the Bank's management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although the Bank's management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank's non-performing or performing loans. Material additions to the Bank's allowance for loan losses would result in a decrease in the Bank's net income and capital, and could have a material adverse effect on the Company's financial condition and results of operations.

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

THE BANK IS DEPENDENT ON CERTAIN KEY PERSONNEL.

     The success of the Bank depends, to a great extent, upon the services of Vito S. Pantilione, the Bank's President and Chief Executive Officer, Robert A. Kuehl, the Bank's Senior Vice President and Chief Financial Officer, David O. Middlebrook, the Bank's Senior Vice President and Senior Loan Officer, and Elizabeth A. Milavsky, the Bank's Senior Vice President of Retail Operations, Human Resources and Compliance. The Bank has been able to retain the services of Mr. Pantilione since its inception and of Mr. Middlebrook since he joined the Bank in 1999. The Bank has needed, from time to time, to recruit personnel to fill vacant positions for experienced lending and credit administration officers. There can be no assurance that the Bank will continue to be successful in recruiting and retaining the necessary personnel for the Bank's lending, operations, accounting and administrative functions. The Bank's inability to hire or retain key personnel could have a material adverse effect on the Company's results of operations.

CHANGES IN INTEREST RATES AFFECT THE COMPANY'S PROFITABILITY AND ASSETS.

     The Company derives its income mainly from the difference, or "spread," between the interest earned by the Bank on loans, securities and other interest-earning assets, and the interest paid by the Bank on deposits, borrowings and other interest-bearing liabilities. If more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining, then the Company's net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising, then the Company's net interest income may be reduced. At December 31, 2006, the Bank's total interest-earning assets maturing or re-pricing within one year exceeded interest-bearing liabilities maturing or re-pricing during the same time period by $3.9 million. As a result, the cost on its interest-bearing liabilities should adjust to changes in interest rates at a faster rate than the yield of its interest-earning assets, and its net interest income may be reduced when interest rates increase significantly for this period of time.

THE BANK'S MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

     At March 22, 2007, the Company's and the Bank's directors and executive officers beneficially owned 1,419,739 shares or exercisable warrants and options, or 49.4%, of our common stock. Because of the large percentage of stock held by the Company's and the Bank's directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

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

     The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in

Philadelphia, Pennsylvania, and a loan production office in Millville New Jersey. These offices were opened by the Bank in September 2002, February 2003, August 2006 and August 2006, respectively. The Northfield office, the
Philadelphia office and loan production office are leased. The Washington Township office was purchased in February 2003.

     Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank's business. At December 31, 2006, net property and equipment totaled approximately $3.4 million.

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

     On June 1, 2005, Atlantic Central Bankers Bank and New Century Bank filed an action captioned Atlantic Central Bankers Bank and New Century Bank v. Parke Bank and Parke Capital Markets in the Superior Court of New Jersey Chancery Division, Cape May County. The Bank believes that the action is without merit and intends to vigorously defend against it. The suit alleges breach of participation agreements and fraudulent misrepresentation in connection with the plaintiffs' participations in loans to the same Parke Bank customers as the Republic First Bank matter discussed above. In August 2005, the plaintiffs' motion for a preliminary injunction was denied, and they were ordered to pay the Bank's expenses. This case has been consolidated with the Republic First Bank case.

     In December, 2006, the Bank reached a preliminary agreement with both Atlantic Central Bankers Bank and New Century Bank. Upon further negotiations with both Banks in 2007, a final agreement between the Bank and Atlantic Central Bankers Bank and New Century Bank was signed and subsequently approved by the court and the action was dismissed in February, 2007. As a result of the settlement there are no longer any outstanding legal issues or potential liability by the Bank relating to either party. Payments were recently made in the amounts of $150,000 and $ 60,000, respectively to Atlantic Central Bankers Bank and New Century Bank as a result of the settlements. There has been no subsequent change in the First Republic Bank action.

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

     Other than the foregoing, at December 31, 2006, the Company was not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2006.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) The information contained under the section captioned "Market Prices and Dividends" in the Company's 2006 Annual Report is incorporated herein by reference.

         (b)  Not applicable.

         (c) There were no repurchases of the Company's stock in the fourth quarter of 2006.

ITEM 6. SELECTED FINANCIAL DATA

     The information contained under the section captioned "Selected Financial Data" in the 2006 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information contained under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

     There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors since the date of the Registrant's last proxy statement mailed to its stockholders.

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

     (d) Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth  below is  information  as of December  31, 2006 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                        EQUITY COMPENSATION PLAN INFORMATION

                                                  (a)                   (b)                            (c)
                                                                                              Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                                                                               equity compensation
                                        Number of securities to       Weighted-average          plans (excluding
                                        be issued upon exercise      exercise price of       securities reflected in
                                        of outstanding options      outstanding options            column (a))
                                        ----------------------      -------------------            -----------
Equity compensation plans approved
     by shareholders.............                  348,248             $  13.52                     147,688
                                                   -------             --------                     -------
     TOTAL.......................                  348,248             $  13.52                     147,688
                                                   =======             ========                     =======

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
           INDEPENDENCE

     The information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information contained in the section captioned "Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

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


          1. The following financial statements and the independent auditors' report included in the Annual Report are incorporated herein by reference:

               o    Report of Independent Registered Public Accounting Firm

               o    Consolidated Balance Sheets as of December 31, 2006 and 2005

               o Consolidated Statements of Income For the Years Ended December 31, 2006, 2005 and 2004

               o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

               o Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

               o    Notes to Consolidated Financial Statements

     2.   Schedules omitted as they are not applicable.

     3. The following exhibits are included in this Report or incorporated herein by reference:

          3(i) Certificate of Incorporation of Parke Bancorp, Inc.*
          3(ii) Bylaws of Parke Bancorp, Inc.*
          4.1  Specimen stock certificate of Parke Bancorp, Inc.*
          4.2  Specimen common stock purchase warrant of Parke Bancorp, Inc.*
          10.1 Employment Agreement Between Bank and Vito S. Pantilione*
          10.2 Supplemental Executive Retirement Plan*
          10.3 1999 Stock Option Plan*
          10.4 2002 Stock Option Plan*
          10.5 2003 Stock Option Plan*
          10.6 2005 Stock Option Plan**
          13   Annual Report to Stockholders  for the fiscal year ended December
               31, 2006
          21   Subsidiaries of the Registrant
          23   Consent of McGladrey & Pullen, LLP
          31   Certifications  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32   Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                         PARKE BANCORP, INC.



Dated: March 30, 2007                    By: /s/ Vito S. Pantilione
                                             -----------------------------------
                                             Vito S. Pantilione
                                             President, Chief Executive Officer
                                             and Director


     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 2007.


                                                 /s/ Vito S. Pantilione
--------------------------------------------    -----------------------------------------------
Celestino R. Pennoni                            Vito S. Pantilione
Chairman                                        President, Chief Executive Officer and Director
                                                (Principal Executive Officer)

/s/ Fred G. Choate                              /s/ Daniel Dalton
--------------------------------------------    -----------------------------------------------
Fred G. Choate                                  Daniel Dalton
Director                                        Director


/s/ Robert A. Kuehl
--------------------------------------------    -----------------------------------------------
Robert A. Kuehl                                 Arret F. Dobson
Senior Vice President and                       Director
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/Thomas E. Hedenberg
--------------------------------------------    -----------------------------------------------
Thomas E. Hedenberg                             Edward Infantolino, M.D.
Director                                        Director




/s/Anthony Jannetti
--------------------------------------------    -----------------------------------------------
Anthony Jannetti                                Jeff H. Kripitz
Director                                        Director


/s/Richard Phalines                             /s/Jack C. Sheppard, Jr.
--------------------------------------------    -----------------------------------------------
Richard Phalines                                Jack C. Sheppard, Jr.
Director                                        Director



--------------------------------------------
Ray H. Tresch
Director
