Form 10-Q
period 2007-03-31
PARKE BANCORP, INC.
filed 2007-05-15
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-51338

                               PARKE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            New Jersey                                     65-1241959
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation) or organization

601 Delsea Drive, Washington Township, New Jersey             08080
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 14, 2007, there were issued and outstanding 3,168,618 shares of the registrant's common stock.

                               PARKE BANCORP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2007

                                      INDEX


                                                                                   Page
                                                                                   ----
Part I            FINANCIAL INFORMATION
------

Item 1.           Financial Statements................................................1
Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................11
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.........16
Item 4.           Controls and Procedures............................................16

Part II           OTHER INFORMATION
-------

Item 1.           Legal Proceedings..................................................16
Item 1A.          Risk Factors.......................................................17
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds........17
Item 3.           Defaults Upon Senior Securities....................................17
Item 4.           Submission of Matters to a Vote of Security Holders................17
Item 5.           Other Information..................................................18
Item 6.           Exhibits...........................................................18

SIGNATURES

EXHIBITS and CERTIFICATIONS


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                              March 31,       December 31,
                                                                2007             2006
                                                            -------------    -------------
Assets
Cash and cash due from banks                                $   5,246,697    $   6,183,916
Federal funds sold and other cash equivalents                  12,557,889        5,076,895
                                                            -------------    -------------
         Cash and cash equivalents                             17,804,586       11,260,811
                                                            -------------    -------------

Investment securities available for sale, at market value      26,238,342       24,530,067
Investment securities held to maturity, at amortized cost
     (market value $2,423,025 at March 31, 2007 and
     $2,425,629 at December 31, 2006)                           2,436,987        2,430,958
                                                            -------------    -------------
         Total investment securities                           28,675,329       26,961,025
                                                            -------------    -------------

Restricted stock, at cost                                       1,378,300        1,492,800
                                                            -------------    -------------

Loans                                                         357,066,870      310,555,306
Less: allowance for loan losses                                (5,011,500)      (4,511,004)
                                                            -------------    -------------
         Total net loans                                      352,055,370      306,044,302
                                                            -------------    -------------

Bank premises and equipment, net                                3,361,293        3,431,794
Accrued interest receivable and other assets                   11,258,092       10,806,039
                                                            -------------    -------------
         Total assets                                       $ 414,532,970    $ 359,996,771
                                                            =============    =============

See Notes to Consolidated Financial Statements                                 1

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                         March 31,      December 31,
                                                                           2007             2006
                                                                       -------------    -------------
Liabilities and Shareholders' Equity

Liabilities
     Deposits
       Noninterest-bearing demand                                      $  27,591,033    $  18,287,577
       Interest-bearing                                                  317,945,178      271,641,283
                                                                       -------------    -------------
         Total deposits                                                  345,536,211      289,928,860

     Borrowed funds                                                                -          100,000
     Federal Home Loan Bank advances                                      22,012,303       24,441,370
     Subordinated debentures                                              10,310,000       10,310,000
     Accrued interest payable and other liabilities                        4,201,051        4,507,381
                                                                       -------------    -------------
         Total liabilities                                               382,059,565      329,287,611
                                                                       -------------    -------------

Commitments and Contingencies (Note 1)

Shareholders' Equity
     Common stock, $0.10 par value, 10,000,000 shares authorized;
       3,230,460 shares issued at March 31, 2007 and 2,884,937
       shares issued at December 31, 2006                                    323,046          288,494
     Preferred stock, 1,000,000 shares authorized; no shares issued
       and outstanding                                                             -                -
     Additional paid-in capital                                           21,538,837       21,153,220
     Retained earnings                                                    12,124,993       10,847,763
     Accumulated other comprehensive (loss)                                 (353,404)        (420,250)
     Treasury stock, at cost (61,842 shares at March 31, 2007 and at
       December 31, 2006)                                                 (1,160,067)      (1,160,067)
                                                                       -------------    -------------
         Total shareholders' equity                                       32,473,405       30,709,160
                                                                       -------------    -------------
         Total liabilities and shareholders' equity                    $ 414,532,970    $ 359,996,771
                                                                       =============    =============

See Notes to Consolidated Financial Statements                                 2

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      March 31,   December 31,
                                                         2007         2006
                                                      ----------   ----------
Interest and Dividend Income
     Loans, including fees                            $6,941,600   $5,249,988
     Investment securities                               386,217      302,452
     Federal funds sold and other cash equivalents        91,182       17,057
                                                      ----------   ----------
       Total interest and dividend income              7,418,999    5,569,497
                                                      ----------   ----------

Interest Expense
     Deposits                                          3,358,209    2,023,658
     Borrowings                                          521,337      390,330
                                                      ----------   ----------
       Total interest expense                          3,879,546    2,413,988
                                                      ----------   ----------

         Net interest income                           3,539,453    3,155,509

Provision for Loan Losses                                500,496      235,000
                                                      ----------   ----------
Net interest income after provision for loan losses    3,038,957    2,920,509
                                                      ----------   ----------

Noninterest Income
     Service charges on deposit accounts                  36,016       36,132
     Other fee income                                    490,595      219,718
                                                      ----------   ----------
         Total noninterest income                        526,611      255,850
                                                      ----------   ----------

Noninterest Expenses
     Compensation and benefits                           785,835      676,497
     Occupancy, equipment and data processing            267,235      212,711
     Marketing and business development                   67,483       53,428
     Professional services                               114,171      149,029
     Other operating expenses                            244,516      265,011
                                                      ----------   ----------
         Total noninterest expenses                    1,479,240    1,376,676
                                                      ----------   ----------

Income Before Income Tax Expense                       2,086,328    1,799,683

Income Tax Expense                                       809,098      724,220
                                                      ----------   ----------

         Net Income                                   $1,277,230   $1,075,463
                                                      ==========   ==========

Net Income Per Common Share:
     Basic                                            $     0.41   $     0.35
                                                      ==========   ==========
     Diluted                                          $     0.36   $     0.30
                                                      ==========   ==========

Weighted Average Shares Outstanding:
     Basic                                             3,138,993    3,065,325
                                                      ==========   ==========
     Diluted                                           3,583,979    3,612,035
                                                      ==========   ==========


See Notes to Consolidated Financial Statements                                 3

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (unaudited)

                                                                            Accumulated
                                                Additional                     Other                        Total
                                      Common     Paid-In       Retained    Comprehensive     Treasury    Shareholders'
                                      Stock      Capital       Earnings    Income (Loss)      Stock         Equity
                                      -----      -------       --------    -------------      -----         ------

Balance,  December 31, 2005         $231,736   $20,511,410   $ 6,787,118    $(286,296)    $   (50,641)    $27,193,327
Stock options and warrants
  exercised                            3,805       284,606             -             -              -         288,411
Treasury stock purchased                   -             -             -             -         (7,379)         (7,379)
20% stock dividend                    46,970       (46,970)            -             -              -               -
Comprehensive income:
  Net income for the period                -             -     1,075,463             -              -       1,075,463
Change in net unrealized gain on
  securities available for sale,
  net of reclassification
  adjustment and tax effects, if any       -             -             -      (64,424)              -        (64,424)
                                                                                                         -----------
Total comprehensive income                                                                                 1,011,039
                                    --------   -----------   -----------    ---------     -----------    -----------
  Balance, March 31, 2006           $282,511   $20,749,046   $ 7,862,581    $(350,720)    $   (58,020)   $28,485,398
                                    ========   ===========   ===========    =========     ===========    ===========

  Balance,  December 31, 2006       $288,494   $21,153,220   $10,847,763    $(420,250)    $(1,160,067)   $30,709,160

Stock options and warrants
  exercised                            5,184       406,722             -             -              -        411,906
Stock compensation                         -         8,263             -             -              -          8,263
10% stock dividend                    29,368       (29,368)                                                        -
Comprehensive income:
  Net income for the period                -             -     1,277,230             -              -      1,277,230
Change in net unrealized gain
  on securities available for
  sale,  net of reclassification
  adjustment and tax effects, if any       -             -             -        61,884              -         61,884
Adjustment to minimum
  pension liability                        -             -             -         4,962              -          4,962
                                                                                                         -----------
Total comprehensive income                                                                                 1,344,076
                                    --------   -----------   -----------    ---------     -----------    -----------
  Balance,  March 31, 2007          $323,046   $21,538,837   $12,124,993    $(353,404)    $(1,160,067)   $32,473,405
                                    ========   ===========   ===========    =========     ===========    ===========

See Notes to Consolidated Financial Statements                                 4

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the Three Months Ended March 31,
                                                                                 2007            2006
                                                                             ------------    ------------
Operating Activities
   Net income                                                                $  1,277,230    $  1,075,463
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                 78,862          63,125
     Provision for loan losses                                                    500,496         235,000
     Stock compensation                                                             8,263               -
     Net accretion of investment securities premiums/discounts                    (10,751)         (5,530)
   Changes in operating assets and liabilities:
     (Increase) Decrease in accrued interest receivable and other assets         (470,712)        714,479
     (Decrease) Increase in accrued interest payable and other liabilities       (323,964)         (3,169)
                                                                             ------------    ------------
         Net cash provided by operating activities                              1,059,424       2,079,368
                                                                             ------------    ------------


Investing Activities
   Purchases of investment securities available for sale                       (3,480,994)              -
   Proceeds from redeemed restricted stock                                        114,500         276,500
   Proceeds from maturities of investment securities available for sale         1,550,000               -
   Principal payments on mortgage-backed securities                               330,580         295,152
   Net increase in loans                                                      (46,511,564)    (12,931,442)
   Purchase of bank premises and equipment                                         (8,361)         (6,678)
                                                                             ------------    ------------
         Net cash used in investing activities                                (48,005,839)    (12,366,468)
                                                                             ------------    ------------
Financing Activities
   Proceeds from exercise of stock options and warrants                           411,906         288,411
   Purchase of treasury stock                                                           -          (7,379)
   Proceeds from borrowings                                                    27,375,000       1,500,000
   Repayment of borrowings                                                    (29,904,067)     (7,688,132)
   Net increase in interest-bearing deposits                                   46,303,895      13,145,179
   Net increase in noninterest-bearing deposits                                 9,303,456       3,115,108
                                                                             ------------    ------------
         Net cash provided by financing activities                             53,490,190      10,353,187
                                                                             ------------    ------------

         Increase in cash and cash equivalents                                  6,543,775          66,087

Cash and Cash Equivalents, January 1,                                          11,260,811       4,380,036
                                                                             ============    ============

Cash and Cash Equivalents, March 31,                                         $ 17,804,586    $  4,446,123
                                                                             ============    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
     Interest on deposits and borrowings                                     $  3,641,723    $  2,146,876
                                                                             ============    ============
     Income taxes                                                            $    810,821    $    850,000
                                                                             ============    ============

See Notes to Consolidated Financial Statements                                 5

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

     The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania and has a loan production office in Millville, New Jersey.

FINANCIAL STATEMENTS

     The financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the years ended December 31, 2006 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other periods.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements include the accounts of Parke Bancorp Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets and Farm Folly, LLC. Parke Capital Trust I and Parke Capital Trust II are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements. All significant inter-company balances and transactions have been eliminated. Such statements have been prepared in accordance with GAAP and general practice within the banking industry.

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

INVESTMENTS

     The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary have resulted in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of March 31, 2007 are the result of market changes in interest rates since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

INCOME TAXES

     When corporate income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Bank is currently evaluating the impact, if any, of SFAS No. 159 on its financial position and results of operation.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006 was 3,138,993 and 3,065,325, respectively.

     Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 444,986 and 546,710 additional shares for the three months period ended March 31, 2007 and 2006, respectively.

     Both basic and diluted earnings per share calculations give retroactive effect to stock dividends declared, including the most recently completed 10% stock dividend that was effective April 23, 2007.

NOTE 3.  STOCK COMPENSATION

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

     All outstanding stock options as of January 1, 2006 were fully vested (in prior years, all options vested upon issuance), thus no compensation expense was recognized during the three months ended March 31, 2006 or 2007 for such options. The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards in 2006 and thereafter.

     As of March 31, 2007, there were 14,000 unvested options, which was no change from December 31, 2006. Compensation cost related to share-based payments amounted to $8,263 during the first quarter of 2007, which related to options issued in 2006. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of any stock-based awards.

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

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

                                                                                 For Capital
                                                            Actual            Adequacy Purpose
                                                     Amount        Ratio      Amount      Ratio
                                                     ------        -----      ------      -----
As of March 31, 2007:
---------------------
(amounts in thousands)
Total Risk Based Capital                           $   46,842       13.0%     $   28,740    8%
    (to Risk Weighted Assets)
Tier 1 Capital                                     $   42,345       11.8%     $   14,370    4%
    (to Risk Weighted Assets)
Tier 1 Capital                                     $   42,345       11.1%     $   15,214    4%
    (to Average Assets)

                                                                                 For Capital
                                                            Actual             Adequacy Purpose
                                                     Amount        Ratio       Amount     Ratio
                                                     ------        -----       ------     -----
As of December 31, 2006:
------------------------
(amounts in thousands)
Total Risk Based Capital                             $44,405       14.5%        $24,499         8%
    (to Risk Weighted Assets)
Tier 1 Capital                                       $40,569       13.3%        $12,249         4%
    (to Risk Weighted Assets)
Tier 1 Capital                                       $40,569       11.6%        $14,054         4%
    (to Average Assets)

     Management believes, as of March 31, 2007 and December 31, 2006, that the Bank met all capital adequacy requirements to which either of them was subject.


NOTE 5.  SUBORDINATED DEBENTURES

     On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5 million of variable rate capital trust pass-through

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 7.02% at March 31, 2007. Parke Capital Trust I purchased $5.2 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $800,000 was retained at the Company for future use.

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


NOTE 6.  INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"), on January 1, 2007. The Company files United States (US) federal income tax returns and state tax returns in New Jersey. Based upon the statute of limitations, the Company is no longer subject to US federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2005 and the deferred tax benefits accrued in the 2006 annual financial statements, management determined that all tax positions taken had a probability of greater than 50 percent of being sustained and that 100 percent of the benefits accrued were expected to be realized. Management has a high confidence level in the technical merits of the positions. It believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, management did not see a need to record a liability for unrecognized tax benefits.
                                       10

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

                              RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

     The following discussion compares the results of operations for the three month period ended March 31, 2007 to the results of operations for the three month period ended March 31, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2006 Annual Report on Form 10-K.

     Net Income. For the three months ended March 31, 2007, net income totaled $1.3 million, and increased by 18.8% above the $1.1 million for the three months ended March 31, 2006. Diluted earnings per share for the three months ended March 31, 2007 totaled $0.36, compared to $0.30 per share for the same period of 2006, representing an increase of 20% year over year. Increased net income for the three months ended March 31, 2007 was attributable primarily to an increase in net interest income of $384,000 and noninterest income of $271,000, partially offset by increases in the provision for loan losses of $265,000, noninterest expense of $103,000 and income tax expense of $85,000.

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

     Net interest income for the quarter ended March 31, 2007, totaled $3.5 million, which amounted to an increase of $384,000, or 12.2%, compared to $3.2 million for the quarter ended March 31, 2006. The increase was primarily attributable to the growth in loan balances. The net interest margin for the quarter ended March 31, 2007 was 3.9%, compared to 4.3% for the comparable period of 2006.

     Interest income of $7.4 million for the quarter ended March 31, 2007, increased primarily as a result of an increase of $75.5 million in average interest-earning assets. Average loans outstanding increased by $67.0 million and average investment securities and federal funds sold increased by $8.5 million. In addition, yields on earning assets for the three months ended March 31, 2007 increased to 8.1% from 7.6% for the comparable period of 2006 due to an increase in the level of market interest rates during 2006. Interest expense increased by $1.5 million, which was primarily attributable to average interest-bearing liabilities increasing by $70.5 million coupled with higher interest rates for both deposits and borrowed funds. Average interest-bearing deposits increased by $64.1 million and average borrowings increased by $6.4 million. The average rate paid on interest-bearing liabilities increased to 4.8% for the three months ended March 31, 2007 from 3.8% for the comparable period of 2006.

     Provision for Loan Losses. The provision for loan losses amounted to $500,000 for the three months ended March 31, 2007, compared to $235,000 for the same period in 2006. The year over year increase reflected the significant loan growth during the first quarter of 2007. At March 31, 2007, the allowance for loan losses amounted to 1.40% of total gross loans as compared to 1.45% of total gross loans at December 31, 2006.

     Noninterest Income. Noninterest income of $527,000 for the quarter ended March 31, 2007 increased from $256,000 for the comparable quarter of 2006. This increase was attributed to insurance reimbursements totaling $377,000 for legal and other expenses incurred during the past few years related to recently settled lawsuits and costs associated with repossessed assets, respectively, that were partially covered by the Company's insurance. Excluding these insurance reimbursements, noninterest income for the current quarter amounted to $150,000, which represented a decline of $106,000 from the comparable quarter of 2006 mainly due to a lower level of exit fees for the Company in the current quarter.

     Noninterest Expenses. For the three months ended March 31, 2007, noninterest expense increased by $103,000, or 7.5%, to $1.5 million compared to $1.4 million for the same period of 2006. The higher expense level was due primarily to additional staffing costs and related expenses in 2007 for the new retail branch in Philadelphia and the new loan production office in Millville, New Jersey, which were opened in 2006. Partially offsetting this increase was a decline in professional fees of $35,000 which was due to a lower level of legal expenses during the first quarter of 2007.

     Income Taxes. The Company recorded income tax expense of $809,098 on income before taxes of $2.1 million for the three months ended March 31, 2007, resulting in an effective tax rate of 38.8%, compared to income tax expense of $724,220 on income before taxes of $1.8 million for the same period of 2006, resulting in an effective tax rate of 40.3%.

                               Financial Condition
                     At March 31, 2007 and December 31, 2006
                                   (unaudited)

     The following discussion compares the financial condition at March 31, 2007 to the financial condition at December 31, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2006 Annual Report on Form 10-K.

     Total assets at March 31, 2007 amounted to $414.5 million, compared to $360.0 million at December 31, 2006, resulting in an increase of $54.5 million, or 15.1%. This increase was driven primarily by loan growth as the Company continued to expand its loan portfolio through development of new and existing business relationships.

     Total loans at March 31, 2007 were $357.1 million, which represented an increase of $46.5 million, or 15.0% above the level of $310.6 million at December 31, 2006. Growth occurred in all loan categories with commercial loan growth of $43.9 million, or 15.6%, representing the majority of the loan growth for 2007. Investment securities amounted to $28.7 million at March 31, 2007 versus $26.5 million at December 31, 2006.

     The allowance for loan losses amounted to $5.0 million at December 31, 2006 compared to $4.5 million at December 31, 2006. The ratio of the allowance for loan losses to total loans decreased from 1.45% at December 31, 2006 to 1.40% at March 31, 2007. The Company's management has taken nonperforming loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management assessment of the risks within the portfolio based upon the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, consumer, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company's credit policy; experience and depth of the lending staff; any national and local economic trends and conditions; and concentrations of credit within the total portfolio.

     Although the Company's management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, which could significantly impact the Company's financial results, if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews coupled with negative trends in the factors noted above and therefore cannot always be accurately predicted in advance.

     Non-performing loans, expressed as a percentage of total loans, amounted to 0.2% at March 31, 2007 versus 0.3% at December 31, 2006. At March 31, 2007, the Company had $668,000 in non-accruing loans, which declined from $788,000 at December 31, 2006.

     Borrowings, which included Federal Home Loan Bank advances, repurchase agreements and subordinated debentures amounted to $32.3 million at March 31, 2007 and declined slightly from $34.9 million at December 31, 2006.

         Shareholders' equity was $32.5 million at March 31, 2007 and $30.7 million at December 31, 2006. Net income of $1.3 million, the exercise of warrants and stock options and a reduction in unrealized investment portfolio losses included in other comprehensive income accounted for the 5.7% increase.

Comparative Average Balances, Interest and Yields

         The following table provides information regarding the average balances and yield/rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                                            Three Months Ended
                                         ---------------------------------------------------------------------------------------
                                                       March 31, 2007                               March 31, 2006
                                         ------------------------------------------ --------------------------------------------
                                                              Interest                                     Interest
                                              Average         Income/        Annual       Average          Income/        Annual
                                              Balance         Expense        Yield        Balance          Expense        Yield
                                              -------         -------        -----        -------          -------        -----
Assets
   Loans                                 $   331,391,970  $   6,941,600       8.4%    $   264,439,833   $   5,249,988      7.9%
   Investment securities                      28,574,797        386,217       5.4          25,473,809         302,452      4.8
   Federal funds sold and other
      cash equivalents                         6,990,581         91,182       5.2           1,573,196          17,057      4.3
                                         ---------------  -------------               ---------------   -------------
       Total interest-earning assets         366,957,348  $   7,418,999       8.1         291,486,838   $   5,569,497      7.6
                                                          =============                                 =============

     Allowance for loan losses                (4,591,903)                                  (3,642,812)
     Other assets                             18,532,153                                   15,950,334
                                         ---------------                              ---------------
       Total assets                      $   380,897,598                              $   303,794,360
                                         ===============                              ===============

Liabilities and Shareholders' Equity
   Regular savings deposits              $    26,304,518  $     239,892       3.6%    $    34,264,053   $     273,148      3.2%
   NOW & money market                         30,410,244        248,862       3.3          22,755,372         126,117      2.2
   Time deposits                             231,133,782      2,869,455       5.0         166,697,709       1,624,393      3.9
                                         ---------------  -------------               ---------------   -------------
       Total interest-bearing deposits       287,848,544      3,358,209                   223,717,134       2,023,658      3.6

   Borrowings                                 38,506,192        521,337       5.4          32,090,464         390,330      4.9
                                         ---------------  -------------               ---------------   -------------
   Total interest-bearing liabilities        326,304,736  $   3,879,546       4.8         255,807,598   $   2,413,988      3.8
                                                          =============                                 =============

   Non interest-bearing
   demand deposits                            18,797,848                                   17,416,621
   Other liabilities                           3,891,777                                    2,602,665
   Shareholders' equity                       31,853,207                                   27,967,476
                                         ---------------                              ---------------
        Total liabilities and
         shareholders' equity            $   380,897,598                              $   303,794,360
                                         ===============                              ===============

    Net interest income (interest
      income less interest expense)                       $   3,539,453                                 $   3,155,509
                                                          =============                                 =============

Interest rate spread (average yield                                           3.3%                                         3.8%
         less average rate)
Net interest margin (net interest
   income/average interest-earning
   assets)                                                                    3.9%                                         4.3%


Critical Accounting Policy

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increase rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition" at March 31, 2007 and December 31, 2006. Although management believes the level of this allowance as of March 31, 2007 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 103.3% and 107.1% at March 31, 2007 and December 31, 2006, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three-month period ended March 31, 2007. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of March 31, 2007, the Company maintained lines of credit with the FHLB of $34.3 million, of which $22.0 million was outstanding at March 31, 2007.

     As of March 31, 2007, the Company's investment securities portfolio included $13.1 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

CAPITAL

     A strong capital position is fundamental to support the continued growth of the Company. The Company is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity as adjusted for unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk in accordance with regulatory criteria. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

     At March 31, 2007, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information regarding market risk disclosed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity -- Rate Sensitivity Analysis" in the Company's Annual Report for the fiscal year ended December 31, 2006.

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

INTERNAL CONTROLS

     Changes in internal control over financial reporting. During the last quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In December, 2006, the Bank reached a preliminary agreement with both Atlantic Central Bankers Bank and New Century Bank. Upon further negotiations with both banks in 2007, a final agreement between the Bank and Atlantic Central Bankers Bank and New Century Bank was signed and subsequently approved by the court and the action was dismissed in February, 2007. As a result of the settlement there are no longer any outstanding legal issues or potential liability by the Bank relating to either party. Payments were recently made in the amounts of $150,000 and $ 60,000, respectively to Atlantic Central Bankers Bank and New Century Bank as a result of the settlements. There has been no subsequent change in the Republic First Bank action.

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

     Other than the foregoing, at March 31, 2007, the Company was not a party to any material legal proceedings.

ITEM 1A.          RISK FACTORS

         There have been no material changes from the Risk Factors disclosed in Company's Annual Report for the fiscal year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Parke Bancorp, Inc., which was held on April 24, 2007, the shareholders of Parke Bancorp, Inc. elected all ten directors who were nominated by the Company, as follows:


                                      VOTES                                VOTES
                                       FOR                                WITHHELD
                            -----------------------------        -----------------------------
                               Number         Percentage           Number          Percentage
                             of Votes      Of Votes Cast         of Votes       of Votes Cast
                             --------      -------------         --------       -------------
For Term Expiring 2008
----------------------
Thomas Hedenberg             2,406,923          97.2%              69,123             2.8%
Richard Phalines             2,412,150          97.4%              63,896             2.6%
Ray H. Tresch                2,412,150          97.4%              63,896             2.6%

For Term Expiring 2009
----------------------
Vito S. Pantilione           2,412,344          97.4%              63,702             2.6%
Arret F. Dobson              2,412,150          97.4%              63,896             2.6%
Anthony J. Jannetti          2,469,000          97.4%               7,046             0.3%

For Term Expiring 2010
----------------------
Fred C. Choate               2,412,150          97.4%              63,896             2.6%
Jeffrey H. Kripitz           2,411,870          97.4%              64,176             2.6%
Jack C. Sheppard, Jr.        2,412,150          97.4%              63,896             2.6%
Edward Infantolino           2,412,150          97.4%              63,896             2.6%


     The shareholders also adopted the resolution for the appointment of McGladrey & Pullen, LLP as the Company's independent auditor for the fiscal year ending December 31, 2007. Of shareholders that voted (86.2%), 2,207,227 (89.3%) approved the ratification, while 264,531 (10.7%) voted against the proposal and 4,288 (0%) abstained.

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


                                        PARKE BANCORP, INC.





Date: May 15, 2007                      /s/Vito S. Pantilione
                                        ----------------------------------------
                                        Vito S. Pantilione
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





Date: May 15, 2007                      /s/Robert A. Kuehl
                                        ----------------------------------------
                                        Robert A. Kuehl
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)