Form 10-Q
period 2007-06-30
PARKE BANCORP, INC.
filed 2007-08-14
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                 Yes [ ]                No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 13, 2007, there were issued and outstanding 3,161,153 shares of the registrant's common stock.

                               PARKE BANCORP, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2007

                                      INDEX


                                                                            Page
                                                                            ----
Part I       FINANCIAL INFORMATION
------

Item 1.      Financial Statements..............................................1
Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................11
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......19
Item 4.      Controls and Procedures..........................................19

Part II      OTHER INFORMATION
-------

Item 1.      Legal Proceedings................................................19
Item 1A.     Risk Factors.....................................................20
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds......20
Item 3.      Defaults Upon Senior Securities..................................20
Item 4.      Submission of Matters to a Vote of Security Holders..............20
Item 5.      Other Information................................................20
Item 6.      Exhibits.........................................................20

SIGNATURES

EXHIBITS and CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                               June 30,       December 31,
                                                                2007             2006
                                                            -------------    -------------
Assets
Cash and cash due from banks                                $   3,330,339    $   6,183,916
Federal funds sold and other cash equivalents                   4,527,846        5,076,895
                                                            -------------    -------------
         Cash and cash equivalents                              7,858,185       11,260,811
                                                            -------------    -------------

Investment securities available for sale, at market value      27,797,087       24,530,067
Investment securities held to maturity, at amortized cost
     (market value $2,402,957 at June 30, 2007 and
     $2,425,629 at December 31, 2006)                           2,443,106        2,430,958
                                                            -------------    -------------
         Total investment securities                           30,240,193       26,961,025
                                                            -------------    -------------

Restricted stock, at cost                                       1,757,500        1,492,800
                                                            -------------    -------------

Loans                                                         372,421,916      310,555,306
Less: allowance for loan losses                                (5,221,500)      (4,511,004)
                                                            -------------    -------------
         Total net loans                                      367,200,416      306,044,302
                                                            -------------    -------------

Bank premises and equipment, net                                3,285,290        3,431,794
Bank owned life insurance                                       4,721,735        4,632,159
Accrued interest receivable and other assets                    5,761,298        6,173,880
                                                            -------------    -------------

         Total assets                                       $ 420,824,617    $ 359,996,771
                                                            =============    =============

See Notes to Consolidated Financial Statements     1

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                         June 30,      December 31,
                                                                           2007             2006
                                                                      -------------    -------------
Liabilities and Shareholders' Equity

Liabilities
     Deposits
       Noninterest-bearing demand                                     $  20,130,125    $  18,287,577
       Interest-bearing                                                 321,716,136      271,641,283
                                                                      -------------    -------------
         Total deposits                                                 341,846,261      289,928,860

     Borrowed funds                                                       6,250,000          100,000
     Federal Home Loan Bank advances                                     21,981,698       24,441,370
     Subordinated debentures                                             13,403,000       10,310,000
     Accrued interest payable and other liabilities                       3,708,826        4,507,381
                                                                      -------------    -------------

         Total liabilities                                              387,189,785      329,287,611
                                                                      -------------    -------------

Commitments and Contingencies (Note 1)

Shareholders' Equity
     Common stock, $0.10 par value, 10,000,000 shares
       authorized; 3,236,310 shares issued at June 30, 2007 and
       2,884,937 shares issued at December 31, 2006                         323,631          288,494
     Preferred stock, 1,000,000 shares authorized; no shares issued
       and outstanding                                                           --               --
     Additional paid-in capital                                          26,379,370       21,153,220
     Retained earnings                                                    8,804,738       10,847,763
     Accumulated other comprehensive (loss)                                (583,283)        (420,250)
     Treasury stock, at cost (75,826 shares at June 30, 2007 and
       68,026 at December 31, 2006)                                      (1,289,624)      (1,160,067)
                                                                      -------------    -------------
         Total shareholders' equity                                      33,634,832       30,709,160
                                                                      -------------    -------------
         Total liabilities and shareholders' equity                   $ 420,824,617    $ 359,996,771
                                                                      =============    =============

See Notes to Consolidated Financial Statements     2

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the three  For the three   For the six    For the six
                                                  months ended   months ended    months ended   months ended
                                                  June 30, 2007  June 30, 2006   June 30, 2007  June 30, 2006
                                                  -------------  -------------   -------------  -------------
Interest and Dividend Income
  Loans, including fees                          $  7,715,481    $  5,789,039   $ 14,657,081    $ 11,039,027
  Securities                                          402,119         331,653        788,336         634,104
  Federal funds sold                                   40,811          37,763        131,993          54,821
                                                 ------------    ------------   ------------    ------------
          Total interest and dividend income        8,158,411       6,158,455     15,577,410      11,727,952
                                                 ------------    ------------   ------------    ------------

Interest Expense
  Deposits                                          3,895,184       2,414,195      7,253,394       4,437,853
  Federal Home Loan Bank Advances                     295,949         212,982        633,147         414,300
  Other borrowings                                    173,435         198,751        357,573         387,763
                                                 ------------    ------------   ------------    ------------
          Total interest expense                    4,364,568       2,825,928      8,244,114       5,239,916
                                                 ------------    ------------   ------------    ------------

          Net interest income                       3,793,843       3,332,527      7,333,296       6,488,036

  Provision For Loan Losses                           210,000         328,000        710,496         563,000
                                                 ------------    ------------   ------------    ------------

Net Interest Income After Provision For Losses      3,583,843       3,004,527      6,622,800       5,925,036
                                                 ------------    ------------   ------------    ------------
Noninterest Income
 Gain on sale of other real estate owned              205,090              --        205,090              --
 Service charges and other fee income                 107,650         124,835        590,332         337,784
 Bank owned life insurance                             45,647          41,800         89,576          84,700
 Loss on sale of securities                           (14,609)             --        (14,609)             --
                                                 ------------    ------------   ------------    ------------
          Total noninterest income                    343,778         166,635        870,389         422,484
                                                 ------------    ------------   ------------    ------------

Noninterest Expenses
  Compensation and benefits                           700,318         636,028      1,486,153       1,332,525
  Occupancy, equipment and data processing            265,778         221,163        533,013         433,874
  Marketing and business development                   73,594          73,481        141,077         126,908
  Professional services                               185,766         198,028        299,937         347,058
  Other operating expenses                            248,619         181,251        493,135         446,262
                                                 ------------    ------------   ------------    ------------
          Total noninterest expenses                1,474,075       1,309,951      2,953,315       2,686,627
                                                 ------------    ------------   ------------    ------------

Income Before Income Tax Expense                    2,453,546       1,861,211      4,539,874       3,660,893

Income Tax Expense                                    972,098         740,000      1,781,196       1,464,220
                                                 ------------    ------------   ------------    ------------

Net Income                                       $  1,481,448    $  1,121,211   $  2,758,678    $  2,196,673
                                                 ============    ============   ============    ============

Net Income Per Common Share
      Basic                                      $       0.47    $       0.36   $       0.88    $       0.71
                                                 ============    ============   ============    ============
      Diluted                                    $       0.41    $       0.30   $       0.77    $       0.60
                                                 ============    ============   ============    ============


Weighted Average Shares Outstanding
      Basic                                         3,163,925       3,113,255      3,151,400       3,089,423
      Diluted                                       3,617,051       3,687,334      3,601,525       3,691,327


See Notes to Consolidated Financial Statements     3

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (unaudited)

                                                                                    Accumulated
                                                      Additional                        Other                         Total
                                       Common          Paid-In        Retained      Comprehensive                   Shareholders'
                                       Stock           Capital        Earnings      Income (Loss) Treasury Stock      Equity
                                    ------------    ------------    ------------    ------------  --------------    ------------
Balance,  December 31, 2005         $    231,736    $ 20,511,410    $  6,787,118    $   (286,296)   $    (50,641)   $ 27,193,327

Stock options and warrants
   exercised                               6,127         445,611               -               -               -         451,738
Treasury stock purchased                       -               -               -               -        (392,671)       (392,671)
20% stock dividend                        47,243         (51,972)              -               -               -          (4,729)
Comprehensive income:
   Net income for the period                   -               -       2,196,673               -               -       2,196,673
Change in net unrealized gain
   on securities available for
   sale, net of reclassification
   adjustment and tax effects                  -               -               -        (184,378)              -        (184,378)
                                                                                                                    ------------
Total comprehensive income                                                                                             2,012,295
                                    ------------    ------------    ------------    ------------    ------------    ------------
   Balance, June 30, 2006           $    285,106    $ 20,905,049    $  8,983,791    $   (470,674)   $   (443,312)   $ 29,259,960
                                    ============    ============    ============    ============    ============    ============

Balance, December 31, 2006          $    288,494    $ 21,153,220    $ 10,847,763    $   (420,250)   $ (1,160,067)     30,709,160
Stock options and warrants
   exercised                               5,794         441,338               -               -               -         447,132
Stock compensation                             -          16,526               -               -               -          16,526
Treasury stock purchased                       -               -               -               -        (129,557)       (129,557)
10% stock dividend                        29,343       4,768,286      (4,801,703)              -               -          (4,074)
Comprehensive income:
Net income for the period                      -               -       2,758,678               -               -       2,758,678
Change in net unrealized gain
   on securities available for
   sale,  net of reclassification
   adjustment and tax effects                                                           (172,957)                       (172,957)
Adjustment to minimum
   pension liability                                                                       9,924                           9,924
                                    ------------    ------------    ------------    ------------    ------------    ------------
Total comprehensive income                                                                                             2,595,645
                                    ============    ============    ============    ============    ============    ============
Balance,  June 30, 2007             $    323,631    $ 26,379,370    $  8,804,738    $   (583,283)   $ (1,289,624)   $ 33,634,832
                                    ============    ============    ============    ============    ============    ============

See Notes to Consolidated Financial Statements     4

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            For the Six Months Ended June 30,
                                                                            ---------------------------------
                                                                                   2007            2006
                                                                              ------------    ------------
Operating Activities
   Net income                                                                 $  2,758,678    $  2,196,673
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                  154,284         124,486
     Provision for loan losses                                                     710,496         563,000
     Net (accretion) of investment securities premiums/discounts                   (24,702)        (10,379)
     Stock compensation                                                             16,526            --
      Bank owned life insurance income                                             (89,576)        (84,700)
      Supplemental executive retirement plan                                       129,516         147,119
      Loss on sale of investments                                                   14,609            --
   Changes in operating assets and liabilities:
     Decrease in accrued interest receivable and other assets                      438,018         128,679
      (Decrease) increase in accrued interest payable and other liabilities       (800,925)        251,691
                                                                              ------------    ------------
         Net cash provided by operating activities                               3,306,924       3,316,570
                                                                              ------------    ------------

Investing Activities
   Purchases of investment securities available for sale                        (7,287,767)     (2,000,000)
   (Redemptions) purchases of restricted stock                                    (264,700)         36,400
   Proceeds from sales of investment securities available for sale                 985,391            --
   Proceeds from maturities of investment securities available for sale          2,050,000            --
   Principal payments on mortgage-backed securities                                694,721         551,645
   Net increase in loans                                                       (61,800,644)    (35,243,780)
   Purchases of bank premises and equipment                                         (7,780)        (54,535)
                                                                              ------------    ------------
         Net cash used in investing activities                                 (65,630,779)    (36,710,270)
                                                                              ------------    ------------

Financing Activities
   Proceeds from exercise of stock options and warrants                            447,132         451,738
   Purchase of treasury stock                                                     (129,557)       (392,671)
   Stock dividends                                                                  (4,074)         (4,729)
   Net increase (decrease) in other borrowings                                   6,150,000        (163,500)
   Net decrease in Federal Home Loan Bank Advances                              (2,459,672)     (2,039,336)
   Proceeds from issuance of subordinated debentures                             3,000,000            --
   Net increase in interest-bearing deposits                                    50,074,852      36,562,504
   Net increase in noninterest-bearing deposits                                  1,842,548       1,248,901
                                                                              ------------    ------------
         Net cash provided by financing activities                              58,921,229      35,662,907
                                                                              ------------    ------------

         (Decrease) increase in cash and cash equivalents                       (3,402,626)      2,269,207

Cash and Cash Equivalents at January 1,                                         11,260,811       4,380,036
                                                                              ------------    ------------

Cash and Cash Equivalents at June 30,                                         $  7,858,185    $  6,649,243
                                                                              ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:

     Interest on deposits and borrowings                                      $  8,041,719    $  4,899,035
                                                                              ============    ============

     Income taxes                                                             $  2,310,821    $  1,900,000
                                                                              ============    ============

See Notes to Consolidated Financial Statements     5

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

Financial Statements

         The accompanying financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other periods.

Basis of Financial Statement Presentation

         The financial statements include the accounts of Parke Bancorp Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets and Farm Folly, LLC. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. All significant inter-company balances and transactions have been eliminated. Such statements have been prepared in accordance with GAAP and general practice within the banking industry.

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

Investments

         The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary have resulted in write downs of the individual securities to their fair value

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of June 30, 2007 are the result of market changes in interest rates since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial position and results of operation.

NOTE 2.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended June 30, 2007 and 2006 was 3,163,925 and 3,113,255, respectively, and for the six months ended June 30, 2007 and 2006 was 3,151,400 and 3,089,423, respectively.

         Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 453,126 and 574,079 additional shares for the three months ended June 30, 2007 and 2006, respectively, and for the six months ended June 30, 2007 and 2006 was 450,125 and 601,904, respectively.

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

         Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. All outstanding stock options as of January 1, 2006 were fully vested (in prior years, all options vested upon issuance), thus no compensation expense was recognized during the six months ended June 30, 2007 or 2006 for such options. The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards in 2006 and thereafter.

         As of June 30, 2007, there were 14,000 unvested options, which was no change from December 31, 2006. Compensation cost related to share-based payments amounted to $16,526 during the first six months of 2007, which related to options issued in 2006.

NOTE 4.  REGULATORY RESTRICTIONS

         The Bank is subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                                                                                    For Capital
                                                            Actual                Adequacy Purposes
                                                     Amount        Ratio         Amount        Ratio
                                                     ------        -----         ------        -----
As of June 30, 2007:
--------------------
(amounts in thousands)
Total Risk Based Capital                           $  52,034      12.5%      $  33,186         8%
    (to Risk Weighted Assets)
Tier 1 Capital                                     $  45,648      11.3%      $  16,593         4%
    (to Risk Weighted Assets)
Tier 1 Capital                                     $  45,648      11.4%      $  16,375         4%
    (to Average Assets)

                                                                                     For Capital
                                                            Actual                Adequacy Purposes
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
    (to Average Assets)


         Management believes, as of June 30, 2007 and December 31, 2006, that the Bank met all capital adequacy requirements to which it was subject.

NOTE 5.  SUBORDINATED DEBENTURES

         On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3.0 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 6.86% at June 30, 2007. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after June 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

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

NOTE 7.  COMPREHENSIVE INCOME

         The Company's comprehensive income is presented in the following table.

                                             For the Three Months          For the Six Months
                                                Ended June 30,                Ended June 30,

                                              2007           2006           2007           2006
                                          -----------    -----------    -----------    -----------
Net Income                                $ 1,481,448    $ 1,121,211    $ 2,758,678    $ 2,196,673
Unrealized gains (losses) on securities      (391,402)      (199,924)      (288,262)      (307,297)
Adjustment to minimum pension liability         8,270              -         16,540              -
Income tax (expense) benefit                  153,253         79,970        108,689        122,919
                                          -----------    -----------    -----------    -----------

Total comprehensive income                $ 1,251,569    $ 1,001,257    $ 2,595,645    $ 2,012,295
                                          ===========    ===========    ===========    ===========

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


  Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
                                   (unaudited)

         The following discussion compares the results of operations for the three month period ended June 30, 2007 to the results of operations for the three month period ended June 30, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2006 Annual Report on Form 10-K.

Results of Operations

         Net Income. For the quarter ended June 30, 2007, net income totaled $1.5 million, compared to $1.1 million for the quarter ended June 30, 2006. Diluted earnings per share for the three months ended June 30, 2007 totaled $0.41, compared to $0.30 per share for the same period of 2006. Increased net income for the three months ended June 30, 2007 was attributable primarily to an increase in net interest income of $461,000, an increase in noninterest income of $177,000, and a reduction in the provision for loan losses of $118,000, which were partially offset by an increase in noninterest expenses of $164,000.

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

         Net interest income for the three months ended June 30, 2007 totaled $3.8 million, an increase of 13.8% over $3.3 million for the three months ended June 30, 2006. The increase is attributable primarily to the growth in commercial loan balances. The net interest margin for the three month period ended June 30, 2007 was 3.84%, compared to 4.32% for the comparable period of 2006. The net interest margin was negatively impacted by higher cost time deposits to fund loan growth, the recent shape of the yield curve, which has been either flat or inverted, and one large nonperforming loan in the second quarter. The nonperforming loan has subsequently been paid off in July 2007, including prior interest owed.

         Interest income amounted to $8.2 million and increased by $2.0 million, or 32.5%, for the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006, primarily due to an increase of $86.3 million in average interest-earning assets as well as higher, interest-earning yield on assets. Average loans outstanding increased by $82.6 million and average investment securities increased by $3.9 million. Yields on earning assets for the three months ended June 30, 2007 increased to 8.27% from 7.98% for the same period of 2006. Interest expense of $4.4 million increased by $1.5 million, which is primarily attributable to average interest-bearing liabilities increasing by $82.1 million coupled with a general rise in interest rates. Average interest-bearing deposits increased by $79.8 million and average borrowings increased by $2.4 million. The average rate paid on interest-bearing liabilities increased to 4.96% for the three months ended June 30, 2007 from 4.18% for the same period of 2006.

              Provision for Loan Losses.  The provision for loan losses amounted to $210,000 for the second quarter of 2007 as compared to $328,000 for the comparable quarter of 2006. The allowance for loan losses amounted to 1.40% of total gross loans at June 30, 2007 as compared to 1.45% of total gross loans at December 31, 2006. The level of nonperforming loans at June 30, 2007 increased by $3.6 million from the level at March 31, 2007, and was entirely attributable to one new nonperforming loan. The nonperforming loan, which was well collateralized, was paid in full in July, 2007.

         Noninterest Income. Noninterest income totaled $344,000 for the current quarter and increased by $177,000 above the comparable quarter of 2006. The increase was mainly attributable to a pre-tax gain of $205,000 on the sale of a repossessed property. In addition, losses on the sale of securities amounted to $15,000 as investment securities of approximately $1.0 million with lower yields were sold and replaced by higher yielding investments.

         Noninterest Expense. For the three months ended June 30, 2007, noninterest expenses increased by $164,000, or 12.5%, to $1.5 million, compared to $1.3 million for the same period of 2006. Increased compensation and related expenses associated with the Philadelphia retail branch and loan production office in Millville, New Jersey that were opened in the third quarter of 2006, accounted for a majority of the expense increase from the prior years' comparable quarter.

         Income Taxes. The Company recorded income tax expense of $972,000, on income before taxes of $2.4 million for the three months ended June 30, 2007, resulting in an effective tax rate of 39.6%, compared to income tax expense of $740,000 on income before taxes of $1.9 million for the same period of 2006, resulting in an effective tax rate of 39.8%.

                                                                          Interest Yield Table
                                                                  For the three months ended June 30,
                                                             2007                                       2006
                                            ------------------------------------       --------------------------------------
                                            Average        Interest        Annual      Average         Interest         Annual
                                            Balance     Income/Expense     Yield       Balance       Income/Expense     Yield
                                            -------     --------------     -----       -------       --------------     -----
Assets
------
Loans                                    $362,925,440     $7,715,481        8.53%    $280,300,211       $5,789,040       8.28%
Investment securities                      29,916,270        402,119        5.39       26,065,747          331,653       5.10
Federal funds sold                          2,970,899         40,812        5.51        3,132,395           37,763       4.84
                                         ------------     ----------                 ------------       ----------
Total interest-earning assets             395,812,609      8,158,412        8.27      309,498,353        6,158,455       7.98
                                                          ----------                                    ----------
Allowance for loan losses                  (5,033,039)                                 (3,894,092)
Other assets                               18,623,013                                  15,967,874
                                         ------------                                ------------
Total assets                             $409,382,583                                $321,572,135
                                         ============                                ============


Liabilities and shareholders' equity
------------------------------------
Regular savings deposits                 $ 25,525,762     $  236,287        3.71%     $28,969,750       $  248,425       3.44%
NOW & money market savings                 32,684,734        309,786        3.80       26,008,170          163,453       2.52
Time deposits                             260,545,599      3,349,111        5.16      184,002,310        2,002,318       4.36
                                         ------------     ----------                 ------------       ----------
Total interest-bearing deposits           318,756,095      3,895,184        4.90      238,980,230        2,414,195       4.05

Borrowed funds                             34,256,283        469,383        5.50       31,899,481          411,733       5.18
                                         ------------     ----------                 ------------       ----------
Total interest-bearing liabilities        353,012,387      4,364,568        4.96      270,879,711        2,825,925       4.18
                                                          ----------                                    ----------

Non interest-bearing demand deposits       19,131,213                                  18,904,872
Other liabilities                           3,863,397                                   2,667,449

Shareholders' equity                       33,375,596                                  29,120,103
                                         ------------                                ------------
    Total liabilities and shareholders'
        Equity                           $409,382,583                                $321,572,135
                                         ============                                ============

Net interest income                                       $3,793,844                                    $3,332,527
                                                          ==========                                    ==========

Interest rate spread                                                        3.31%                                        3.80%

Net interest margin                                                         3.84%                                        4.32%


                     Six Months Ended June 30, 2007 and 2006
                                   (unaudited)

         The following discussion compares the results of operations for the six months ended June 30, 2007 to the results of operations for the six months ended June 30, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2006 Annual Report on Form 10-K.

Results of Operations

         Net Income. For the six months ended June 30, 2007, net income totaled $2.8 million, compared to $2.2 million for the six months ended June 30, 2006, an increase of 25.5%. Diluted earnings per share for the first six months of 2007 totaled $0.77, compared to $0.60 per share for the comparable period of 2006. Increased net income for the first six months of 2007 was attributable primarily to increases in net interest income of $845,000 and an increase in noninterest income of $448,000, which were partially offset by an increase in the provision for loan losses of $147,000 and an increase in noninterest expenses of $267,000.

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

          Net interest income for the first six months of 2007 totaled $7.3 million, an increase of $845,000, or 13.0%, above $6.5 million for the six months ended June 30, 2006. The net interest margin for the six month period ended June 30, 2007 was 3.88%, which was down from 4.35% for the comparable period of 2006. Higher cost time deposits, the recent shape of the yield curve and one large nonperforming loan in the second quarter of 2007 all contributed to the margin compression during the past year.

         Interest income of $15.6 million for the six months ended June 30, 2007 increased by $3.8 million, or 32.8%, from the level of the comparable period of 2006. This was driven primarily by an increase of $80.9 million in average interest-earning assets and an increase in the yield on interest-earning assets. Average loans outstanding of $347.2 million for the six months ended June 30, 2007, increased by $74.8 million from the comparable period of 2006 while average investment securities increased by $3.5 million. Yields on earning assets for the period ended June 30, 2007 increased to 8.23% from 7.87% for the comparable period of 2006. Interest expense for the six months ended June 30, 2007 amounted to $8.2 million and increased by $3.0 million, or 57.3% primarily due to an increase in average interest-bearing liabilities and increased interest rates on customer deposits and borrowed funds. Average interest-bearing deposits for the six months ended June 30, 2007, increased by $72.0 million form the comparable period of 2006 while average borrowings increased by $4.4 million during comparable periods of both years. The average rate paid on interest-bearing liabilities increased to 4.89% for the period ended June 30, 2007 from 4.01% for the comparable period of 2006.

         Noninterest Income. Noninterest income of $870,000 for the six months ended June 30, 2007 increased $448,000, or 106%, from $422,000 for the comparable period of 2006. The increase was principally due to the previously mentioned gain on the sale of repossessed property in the second quarter ($205,000) and the insurance reimbursements ($377,000) that occurred in the first quarter of 2007.

         Provision for Loan Losses. The provision for loan losses was $710,000 for the six months ended June 30, 2007, compared to $563,000 for the same period in 2006. The increase in the provision for the 2007 period was primarily due to the 26% increase in loan balances during the twelve months ended June 30, 2007.

         Noninterest Expense. For the six months ended June 30, 2007, noninterest expense of $3.0 million increased by $267,000, or 6.2% compared to $2.7 million for the same period of 2006. The increase was mainly due to staffing and related expenses associated with the new retail branch in Philadelphia and the loan production office in Millville, New Jersey that were opened in the third quarter of 2006.

         Income Taxes. The Company recorded income tax expense of $1.8 million on income before taxes of $4.5 million for the six months ended June 30, 2007, resulting in an effective tax rate of 39.2%, compared to income tax expense of $1.5 million on income before taxes of $3.7 million for the comparable period of 2006, resulting in an effective tax rate of 39.8%.

                                                                          Interest Yield Table
                                                                    For the six months ended June 30,
                                                             2007                                       2006
                                            ------------------------------------       --------------------------------------
                                          Average          Interest        Annual       Average         Interest         Annual
                                          Balance       Income/Expense     Yield        Balance       Income/Expense     Yield
                                          -------       --------------     -----        -------       --------------     -----
Assets
------
Loans                                  $347,245,814      $14,657,081        8.51%    $272,413,835       $11,039,027       8.13%
Investment securities                    29,249,239          788,336        5.44       25,771,413           634,104       4.96
Federal funds sold                        4,969,636          131,993        5.36        2,357,102            54,821       4.69
                                       ------------      -----------                 ------------       -----------
Total interest-earning assets           381,464,689       15,577,410        8.23      300,542,350        11,727,952       7.87
                                                         -----------                                    -----------
Allowance for loan losses                (4,823,745)                                   (3,769,146)
Other assets                             18,471,674                                    15,959,153
                                       ------------                                  ------------
Total assets                           $395,112,618                                  $312,732,357
                                       ============                                  ============


Liabilities and shareholders' equity
Regular savings deposits               $ 25,912,989      $   476,179        3.71%    $ 31,602,277       $   521,573       3.33%
NOW & money market savings               31,553,772          558,648        3.57       24,390,756           289,570       2.39
Time deposits                           245,920,939        6,218,567        5.10      175,397,812         3,626,710       4.17
                                       ------------      -----------                 ------------       -----------
Total interest-bearing deposits         303,387,700        7,253,394        4.82      231,390,845         4,437,853       3.87

Borrowed funds                           36,369,497          990,720        5.49       31,994,445           802,063       5.06
                                       ------------      -----------                 ------------       -----------
Total interest-bearing liabilities      339,757,197        8,244,114        4.89      263,385,290         5,239,916       4.01
                                                         -----------                                    -----------

Non interest-bearing demand deposits     18,965,466                                    18,164,857
Other liabilities                         3,771,348                                     2,635,236
Shareholders' equity                     32,618,607                                    28,546,974
                                       ------------                                  ------------
    Total liabilities and shareholders'
        Equity                         $395,112,618                                  $312,732,357
                                       ============                                  ============

Net interest income                                      $ 7,333,296                                    $ 6,488,036
                                                         ===========                                    ===========

Interest rate spread                                                        3.34%                                          3.86%

Net interest margin                                                         3.88%                                          4.35%

                               Financial Condition
                     At June 30, 2007 and December 31, 2006
                                   (unaudited)

         The following discussion compares the financial condition at June 30, 2007 to the financial condition at December 31, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2006 Annual Report on Form 10-K.

         Total assets at June 30, 2007 amounted to $420.8 million, compared to $360.0 million at December 31, 2006, resulting in an increase of $60.8 million, or 16.9%. This increase was driven primarily by loan growth as the Company continued to expand its loan portfolio through development of new and existing business relationships.

         Total loans at June 30, 2007 were $372.4 million, which represented an increase of $61.9 million, or 19.9% above the level of $310.6 million at December 31, 2006. Growth occurred in all loan categories with commercial loan growth of $56.9 million, or 20.2%, representing the majority of the loan growth for 2007. Investment securities amounted to $30.3 million at June 30, 2007 versus $27.0 million at December 31, 2006.

         The allowance for loan losses amounted to $5.2 million at June 30, 2007 compared to $4.5 million at December 31, 2006. The ratio of the allowance for loan losses to total loans decreased from 1.45% at December 31, 2006 to 1.40% at June 30, 2007. The Company's management has taken nonperforming loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management assessment of the risks within the portfolio based upon the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, consumer, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company's credit policy; experience and depth of the lending staff; any national and local economic trends and conditions; and concentrations of credit within the total portfolio.

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

         Non-performing loans, expressed as a percentage of total loans, amounted to 1.14% at June 30, 2007 versus 0.3% at December 31, 2006. At June 30, 2007, the Company had $4.3 million in non-accruing loans, which increased from $788,000 at December 31, 2006. The increase was entirely attributed to one new nonperforming loan that was subsequently paid in full during July, 2007.

         Total deposits amounted to $341.8 million at June 30, 2007 and increased by $51.9 million, or 17.9%, from $289.9 million at December 31, 2006. Time deposits accounted for a majority of the increase in total deposits.

         Borrowings, which included Federal Home Loan Bank (FHLB) advances, repurchase agreements and subordinated debentures amounted to $41.6 million at June 30, 2007, an increase of $6.8 million from $34.9 million at December 31, 2006. On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month

LIBOR plus 1.50% and was 6.86% at June 30, 2007. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after June 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

         Shareholders' equity was $33.6 million at June 30, 2007 and $30.7 million at December 31, 2006. An increase in net income of $2.8 million and the exercise of warrants and stock options, which were modestly offset by an increase in unrealized investment portfolio losses included in other comprehensive income, accounted for the 9.5% increase.

Critical Accounting Policy

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increased rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition". Although management believes the level of this allowance as of June 30, 2007 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

         Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 108.9% and 107.1% at June 30, 2007 and December 31, 2006, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six-month period ended June 30, 2007. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of June 30, 2007, the Company maintained lines of credit with the FHLB of $43.3 million, of which $28.2 million was outstanding at June 30, 2007.

         As of June 30, 2007, the Company's investment securities portfolio included $15.7 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

         At June 30, 2007, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 27, 2004, Republic First Bank filed an action captioned Republic First Bank v. Parke Bank and Vito S. Pantilione in the Superior Court of New Jersey Law Division, Gloucester County. The Bank believes that the action is without merit and intends to vigorously defend against it. The suit alleges, among other things, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract in connection with certain loans to two Parke Bank customers in which Republic First Bank became a participant. Republic First Bank is seeking unspecified damages and requesting that a receivership be appointed for certain collateral. This lawsuit is currently in the discovery phase of litigation.

         In January, 2007, the Bank reached a final agreement with both Atlantic Central Bankers Bank and New Century Bank in connection with their action filed against the Bank in 2005 alleging breach of participation agreements and fraudulent misrepresentation in connection with the plaintiffs' participations in loans to the same Parke Bank customers as the First Republic matter discussed above. Their lawsuit against Parke Bank was dismissed in February, 2007. In connection with this settlement, the Bank paid $150,000 and $60,000, respectively to Atlantic Central Bankers Bank and New Century Bank in February and March, 2007, respectively.

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

         Other than the foregoing, at June 30, 2007, the Company was not a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

         There have been no material changes from the Risk Factors disclosed in Company's Annual Report for the fiscal year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Treasury stock repurchases during the second quarter for Parke Bancorp, Inc. were as follows:

                                                                    Total number of          Maximum number of
                                                                    shares purchased          shares that may
Period         Total number of shares      Average price paid     as part of publicly         yet be purchased
------         ----------------------      ------------------       announced plans           under the plans
                      purchased                 per share             or programs              or programs
                      ---------                 ---------         -------------------        -----------------

April, 2007               -                      $     -                       -                    90,136
May, 2007               2,700                      15.94                   2,700                    87,436
June, 2007              5,100                      16.89                   5,100                    82,336
                        -----                    -------                   -----
Totals:                 7,800                    $ 16.56                   7,800
                        =====                    =======                   =====

         As of June 30, 2007, the Company has purchased 75,726 shares of common stock and is allowed to purchase up to 5% of the outstanding stock (158,062 shares), which allows additional repurchases of 82,336 shares.

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


                                          PARKE BANCORP, INC.





Date: August 14, 2007                     /s/Vito S. Pantilione
                                          -------------------------------------
                                          Vito S. Pantilione
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)





Date: August 14, 2007                     /s/Robert A. Kuehl
                                          -------------------------------------
                                          Robert A. Kuehl
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)