Form 10-Q
period 2007-09-30
PARKE BANCORP, INC.
filed 2007-11-14
CIK 1315399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-51338

                               PARKE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                New Jersey                                 65-1241959
(State or other jurisdiction of incorporation             (IRS Employer
or organization                                         Identification No.)

601 Delsea Drive, Washington Township, New Jersey            08080
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 13, 2007, there were issued and outstanding 3,158,756 shares of the registrant's common stock.

                               PARKE BANCORP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX


                                                                            Page
                                                                            ----
Part I     FINANCIAL INFORMATION
------

Item 1.    Financial Statements................................................1
Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........19
Item 4.    Controls and Procedures............................................19

Part II    OTHER INFORMATION
-------

Item 1.    Legal Proceedings..................................................19
Item 1A.   Risk Factors.......................................................20
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........20
Item 3.    Defaults Upon Senior Securities....................................20
Item 4.    Submission of Matters to a Vote of Security Holders................20
Item 5.    Other Information..................................................20
Item 6.    Exhibits...........................................................20

SIGNATURES

EXHIBITS and CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                        September 30, 2007       December 31, 2006
                                                                        ------------------       -----------------
ASSETS
Cash and due from banks                                                   $   3,785,208            $   6,183,916
Federal funds sold and other cash equivalents                                 8,565,847                5,076,895
                                                                          -------------            -------------
        Cash and cash equivalents                                            12,351,055               11,260,811
                                                                          -------------            -------------

Investment securities available for sale, at market value                    29,661,504               24,530,067

Investment securities held to maturity, at amortized cost (market value
$2,392,093 at September 30, 2007 and $2,425,629 at December 31, 2006)         2,449,316                2,430,958
                                                                          -------------            -------------
        Total investment securities                                          32,110,820               26,961,025
                                                                          -------------            -------------

Restricted stock, at cost                                                     1,873,300                1,492,800
                                                                          -------------            -------------

Loans                                                                       386,236,556              310,555,306
Less: allowance for loan losses                                              (5,407,529)              (4,511,004)
                                                                          -------------            -------------
        Total net loans                                                     380,829,027              306,044,302
                                                                          -------------            -------------

Bank premises and equipment, net                                              3,240,994                3,431,794
Bank owned life insurance                                                     4,768,277                4,632,159
Accrued interest receivable                                                   2,543,763                2,095,179
Other assets                                                                  3,302,579                4,078,701
                                                                          -------------            -------------
        Total other assets                                                   13,855,613               14,237,833
                                                                          -------------            -------------

        Total assets                                                      $ 441,019,815            $ 359,996,771
                                                                          =============            =============

See Notes to Consolidated Financial Statements          1

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                       September 30, 2007         December 31, 2006
                                                                       ------------------         -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
  Non-interest bearing demand                                             $  23,814,673             $  18,287,577
  Interest-bearing demand                                                   328,938,109               271,641,283
                                                                          -------------             -------------
        Total deposits                                                      352,752,782               289,928,860
                                                                          -------------             -------------

Federal Home Loan Bank advances                                              29,305,695                24,441,370
Other borrowings                                                              6,500,000                   100,000
Subordinated debentures                                                      13,403,000                10,310,000
                                                                          -------------             -------------
        Total borrowings                                                     49,208,695                34,851,370
                                                                          -------------             -------------

Accrued interest payable                                                      2,036,823                 1,848,614
Other liabilities                                                             1,819,451                 2,658,767
                                                                          -------------             -------------
        Total other liabilities                                               3,856,274                 4,507,381
                                                                          -------------             -------------

        Total liabilities                                                   405,817,751               329,287,611
                                                                          -------------             -------------

SHAREHOLDERS' EQUITY
Common stock, $.10 par value, 10,000,000 shares authorized; 3,246,035 shares issued at September 30, 2007 and 2,884,937 shares issued at
December 31, 2006                                                               324,603                   288,494
Preferred stock, 1,000,000 shares authorized; no shares issued and
outstanding                                                                           -                         -
Additional paid-in capital                                                   26,442,579                21,153,220
Retained earnings                                                            10,432,715                10,847,763
Accumulated comprehensive income                                               (492,321)                 (420,250)
Treasury stock, at cost (88,876 shares at September 30, 2007 and 68,026
at December 31, 2006)                                                        (1,505,512)               (1,160,067)
                                                                          -------------             -------------
        Total shareholders' equity                                           35,202,064                30,709,160
                                                                          -------------             -------------

        Total liabilities and shareholders' equity                        $ 441,019,815             $ 359,996,771
                                                                          =============             =============

See Notes to Consolidated Financial Statements          2

                                      PARKE BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)

                                                         For the three months ended           For the nine months ended
                                                                September 30,                       September 30,
                                                       --------------------------------    --------------------------------
                                                            2007             2006               2007             2006
                                                       ---------------  ---------------    ---------------  ---------------
Interest and dividend income
  Loans, including fees                                $    8,458,830   $    6,373,897     $   23,115,910   $   17,412,925
  Securities                                                  451,951          343,119          1,240,288          977,224
  Federal funds sold                                           51,629           35,941            183,622           90,761
                                                       --------------   --------------     --------------   --------------
             Total interest and dividend income             8,962,410        6,752,957         24,539,820       18,480,910
                                                       --------------   --------------     --------------   --------------

Interest expense
  Deposits                                                  3,978,597        2,788,168         11,231,990        7,226,022
  Federal Home Loan Bank advances                             303,821          247,157            942,270          661,458
  Other borrowings                                            271,533          205,582            623,805          593,344
                                                       --------------   --------------     --------------   --------------
             Total interest expense                         4,553,951        3,240,907         12,798,065        8,480,824
                                                       --------------   --------------     --------------   --------------

Net interest income                                         4,408,459        3,512,050         11,741,755       10,000,086

  Provision for loan losses                                   186,000          211,000            896,496          774,000
                                                       --------------   --------------     --------------   --------------
Net interest income after provision for loan losses         4,222,459        3,301,050         10,845,259        9,226,086
                                                       --------------   --------------     --------------   --------------

Noninterest income
  Deposit account service charges and other fees               66,755           55,213            554,576          169,814
  Gain on sale of other real estate owned                           -                -            205,090                -
  Loan fees                                                    63,271           91,911            165,782          315,094
  Bank owned life insurance income                             46,542           42,882            136,118          127,582
  Loss on sale of securities                                        -                -            (14,609)               -
                                                       --------------   --------------     --------------   --------------
             Total noninterest income                         176,568          190,006          1,046,957          612,490
                                                       --------------   --------------     --------------   --------------

Noninterest expense
  Compensation and benefits                                   853,089          722,097          2,339,241        2,054,622
  Occupancy and equipment                                     187,777          170,146            559,456          477,610
  Professional services                                       194,442          139,363            494,379          486,421
  Data processing                                              98,858          108,293            293,304          267,702
  Marketing and business development                           74,762           57,393            215,838          184,302
  Other operating expenses                                    307,024          271,482            767,049          684,744
                                                       --------------   --------------     --------------   --------------
             Total noninterest expense                      1,715,952        1,468,774          4,669,267        4,155,401
                                                       --------------   --------------     --------------   --------------

Income before income tax expense                            2,683,075        2,022,282          7,222,949        5,683,175

Income tax expense                                          1,055,098          805,600          2,836,294        2,269,820
                                                       --------------   --------------     --------------   --------------
Net income                                             $    1,627,977   $    1,216,682     $    4,386,655   $    3,413,355
                                                       ==============   ==============     ==============   ==============

Net income per common share
  Basic                                                $         0.52   $         0.39     $         1.39   $         1.10
  Diluted                                              $         0.45   $         0.34     $         1.22   $         0.95

Weighted average shares outstanding
  Basic                                                     3,160,052        3,109,110          3,154,316        3,096,057
  Diluted                                                   3,608,681        3,617,113          3,604,171        3,587,356

See Notes to Consolidated Financial Statements           3

                                    PARKE BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                               (unaudited)

                                                                                           Accumulated
                                                              Additional                      Other                        Total
                                                 Common         Paid-         Retained    Comprehensive    Treasury    Shareholders'
                                                  Stock       In capital      Earnings    Income (Loss)      Stock         Equity
                                                ---------    ------------   ------------    ----------   ------------  ------------
Balance at December 31, 2005                    $ 231,736    $ 20,511,410    $ 6,787,118    $ (286,296)     $ (50,641) $ 27,193,327
Stock options and warrants
exercised                                           7,533         533,189              -                                    540,722
Treasury stock purchased                                -               -              -                   (1,109,426)   (1,109,426)
20% stock dividend                                 47,243         (51,972)             -                                     (4,729)
Comprehensive income:
  Net income for the period                             -               -      3,413,355                                  3,413,355
  Change in net unrealized gain
  on securities available for sale,
  net of reclassification
  adjustment and tax effects                            -               -              -        19,295                       19,295
                                                                                                                       -------------
Total comprehensive income                                                                                                3,432,650
                                                ---------    ------------   ------------    ----------   ------------  ------------
Balance at September 30, 2006                   $ 286,512    $ 20,992,627   $ 10,200,473    $ (267,001)  $ (1,160,067) $ 30,052,544
                                                =========    ============   ============    ==========   ============  ============

Balance at December 31, 2006                    $ 288,494    $ 21,153,220   $ 10,847,763    $ (420,250)  $ (1,160,067) $ 30,709,160
Stock options and warrants
exercised                                           6,766         496,284              -                                    503,050
Stock compensation                                      -          24,789              -             -              -        24,789
Treasury stock purchased                                -               -              -                     (345,445)     (345,445)
10% stock dividend                                 29,343       4,768,286     (4,801,703)                                    (4,074)
Comprehensive income:                                                                                                             -
  Net income for the period                             -               -      4,386,655                                  4,386,655
  Change in net unrealized gain
  on securities available for sale,
  net of reclassification
  adjustment and tax effects                            -               -              -       (86,957)                     (86,957)
  Adjustment to minimum
  pension liability                                     -               -              -        14,886              -        14,886
                                                                                                                       ------------
Total comprehensive income                                                                                                4,314,584
                                                ---------    ------------   ------------    ----------   ------------  ------------
Balance at September 30, 2007                   $ 324,603    $ 26,442,579   $ 10,432,715    $ (492,321)  $ (1,505,512) $ 35,202,064
                                                =========    ============   ============    ==========   ============  ============

See Notes to Consolidated Financial Statements                          4

                                            PARKE BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                                                       For the nine months ended
                                                                                            September 30,
                                                                                         2007            2006
                                                                                     ------------    ------------
Operating Activities
  Net income                                                                         $  4,386,655    $  3,413,355
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation                                                                          228,178         197,569
    Provision for losses                                                                  896,496         774,000
    Net (accretion) of investment securities premium/discounts                            (45,943)        (13,446)
    Stock compensation                                                                     24,789               -
    Bank owned life insurance income                                                     (136,118)       (127,582)
    Supplemental executive retirement plan                                                194,274         220,678
    Loss on sale of investments                                                            14,609               -
    Changes in operating assets and liabilities:
      Decrease (increase) in accrued interest receivable and other assets                 477,742         (77,767)
      (Decrease) increase in accrued interest payable and other liabilities              (827,211)        715,503
                                                                                     ------------    ------------
        Net cash provided by operating activities                                       5,213,471       5,102,310
                                                                                     ------------    ------------

Investment Activities
  Purchases of investment securities available for sale                                (9,648,517)     (3,003,543)
  Purchase of restricted stock                                                           (380,500)       (274,300)
  Proceeds from sales of investment securities available for sale                         985,391               -
  Proceeds from maturities of investment securities available for sale                  2,050,000               -
  Principal payments on mortgage-backed securities                                      1,349,636         928,524
  Net increase in loans                                                               (75,683,637)    (41,762,936)
  Purchases of bank premises and equipment                                                (37,377)       (419,385)
                                                                                     ------------    ------------
        Net cash used in investing activities                                         (81,365,004)    (44,531,640)
                                                                                     ------------    ------------

Financing Activities
  Proceeds from exercise of stock options and warrants                                    503,050         540,722
  Purchase of treasury stock                                                             (345,445)     (1,109,426)
  Cash dividends                                                                           (4,074)         (4,729)
  Net increase (decrease) in other borrowings                                           6,400,000      (1,182,852)
  Net increase in Federal Home Loan Bank advances                                       4,864,324       5,764,131
  Proceeds from issuance of subordinated debentures                                     3,000,000               -
  Net increase in interest-bearing deposits                                            57,296,826      38,894,845
  Net increase in noninterest-bearing deposits                                          5,527,096         347,859
                                                                                     ------------    ------------
        Net cash provided by financing activities                                      77,241,774      43,250,550
                                                                                     ------------    ------------

        Increase in cash and cash equivalents                                           1,090,244       3,821,220

Cash and Cash Equivalents at January 1,                                                11,260,811       4,380,036
                                                                                     ------------    ------------
Cash and Cash Equivalents at September 30,                                           $ 12,351,055    $  8,201,256
                                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest on deposits and borrowings                                                  $ 12,609,856    $  8,262,000
                                                                                     ============    ============
Income taxes                                                                         $  3,612,651    $  2,750,000
                                                                                     ============    ============

See Notes to Consolidated Financial Statements                          5

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

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania and has loan production offices in Millville, New Jersey and Havertown, Pennsylvania.

Financial Statements

The accompanying financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other periods.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. A material estimate that is particularly susceptible to a significant change in the near term is the determination of the allowance for loan losses.

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


cost that are other than temporary have resulted in write downs of the individual securities to their fair value and are included in noninterest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of September 30, 2007 are the result of market changes in interest rates since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 is not expected to materially affect the Company's financial position or results of operations.

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 is not expected to materially affect the Company's financial position or results of operations.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended September 30, 2007 and 2006 was 3,160,052 and 3,109,110, respectively, and 3,154,316 and 3,096,057 for the nine months ended September 30, 2007 and 2006, respectively.

Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 448,629 and 508,003 additional shares for the three months ended September 30, 2007 and 2006, respectively, and for the nine months ended September 30, 2007 and 2006 was 449,855 and 491,299, respectively.

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

Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. All outstanding stock options as of January 1, 2006 were fully vested (in prior years, all options vested upon issuance), thus no compensation expense was recognized during the nine months ended September 30, 2007 or 2006 for such options. The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards in 2006 and thereafter.

As of September 30, 2007, and December 31, 2006, there were 15,400 unvested options after adjusting for the stock dividend in April 2007. Compensation cost related to share-based payments amounted to $24,789 during the first nine months of 2007, which were related to options issued in 2006.

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


                                                            For Capital Adequacy
                                                                 Purposes
                                     Actual               ----------------------
                                     Amount      Ratio     Amount        Ratio
                                   ----------  --------   -----------  ---------
As of September 30, 2007:
-------------------------------
(amount in thousands)
Total Risk Based Capital            $ 53,716     12.8%      $ 33,625      8%
  (to Risk Weighted Assets)
Tier 1 Capital                      $ 48,460     11.5%      $ 16,813      4%
  (to Risk Weighted Assets)
Tier 1 Capital                      $ 48,460     11.5%      $ 16,889      4%
  (to Average Assets)



                                                            For Capital Adequacy
                                                                 Purposes
                                     Actual               ----------------------
                                     Amount      Ratio     Amount        Ratio
                                   ----------  --------   -----------  ---------
As of December 31, 2006
-------------------------------
(amount in thousands)
Total Risk Based Capital            $ 44,405     14.5%      $ 24,499      8%
  (to Risk Weighted Assets)
Tier 1 Capital                      $ 40,569     13.5%      $ 12,249      4%
  (to Risk Weighted Assets)
Tier 1 Capital                      $ 40,569     11.6%      $ 14,054      4%
  (to Average Assets)



Management believes, as of September 30, 2007 and December 31, 2006, that the Bank met all capital adequacy requirements to which it was subject.

NOTE 5. SUBORDINATED DEBENTURES

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3.0 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 7.19% at September 30, 2007. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the

                      PARKE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Trust under the capital securities. The capital securities are redeemable by the Company on or after June 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"), on January 1, 2007. The Company files United States (US) federal income tax returns and state tax returns in New Jersey. Based upon the statute of limitations, the Company is no longer subject to US federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2005 and the deferred tax benefits accrued in the 2006 annual financial statements, management determined that all tax positions taken had a probability of greater than 50 percent of being sustained and that 100 percent of the benefits accrued were expected to be realized. Management has a high confidence level in the technical merits of the positions. It believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, no liability has been recorded for unrecognized tax benefits.

NOTE 7. COMPREHENSIVE INCOME

The Company's comprehensive income is presented in the following table.

                                          For the three months ended    For the nine months ended
                                                 September 30,                 September 30,
                                          --------------------------    --------------------------
                                             2007           2006           2007           2006
                                          -----------    -----------    -----------    -----------
Net Income                                $ 1,627,977    $ 1,216,682    $ 4,386,655    $ 3,413,355
Unrealized gains (losses) on securities       143,400        339,454       (144,929)        32,158
Adjustment to minimum pension liability         8,268           --           24,804           --
Income tax (expense) benefit                  (60,706)      (135,782)        48,054        (12,863)
                                          -----------    -----------    -----------    -----------

Total comprehensive income                $ 1,718,939    $ 1,420,355    $ 4,314,584    $ 3,432,650
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


               Three Months Ended September 30, 2007 Compared to
                      Three Months Ended September 30, 2006
                                  (unaudited)

The following discussion compares the results of operations for the three month period ended September 30, 2007 to the results of operations for the three month period ended September 30, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2006 Annual Report on Form 10-K.

Results of Operations

Net Income. For the quarter ended September 30, 2007, net income totaled $1.6 million, compared to $1.2 million for the quarter ended September 30, 2006. Diluted earnings per share for the three months ended September 30, 2007 totaled $0.45, compared to $0.34 per share for the same period of 2006. The earnings improvement for the current quarter was primarily the result of continued growth in the loan portfolio during the past year and in particular the first half of 2007. In addition, earnings for the current quarter were favorably impacted by the collection of past due interest payments associated with a large nonperforming loan.

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

Net interest income for the three months ended September 30, 2007 totaled $4.4 million, an increase of $896,000, or 25.5%, over $3.5 million for the three months ended September 30, 2006. The increase is attributable primarily to the growth in the loan portfolio, in particular commercial loan balances. The net interest margin for the quarter ended September 30, 2007 was 4.27%, compared to 4.30% for the comparable quarter of 2006. The net interest margin was negatively impacted by higher cost time deposits to fund loan growth, primarily certificates of deposit with maturities of one year or less and brokered certificates of deposit with mainly one-year maturities. The margin was favorably impacted by the payment of past due interest and a prepayment penalty associated with a large nonperforming loan that paid off in July 2007.

Interest income amounted to $9.0 million for the quarter ended September 30, 2007, and increased by $2.2 million, or 32.7%, from the comparable quarter of 2006, primarily due to an increase of $85.6 million in average interest-earning assets, mainly commercial loans, a higher yield on interest earning assets and past due interest and prepayment penalty collected on a large nonperforming loan that paid off during the quarter. Average loans outstanding amounted to $373.3 million and increased by $78.6 million, or 26.7%, and average investment securities increased by $5.9 million, or 21.9%. Yields on earning assets for the three months ended September 30, 2007 increased to 8.67% from 8.26% for the same period of 2006. The increase was primarily attributable to increased interest rates and the past due interest payments and penalty associated with the large nonperforming loan. The past due interest and related income collected on the nonperforming loan amounted to $420,000 for the third quarter of 2007.

Interest expense of $4.6 million for the quarter ended September 30, 2007, increased by $1.3 million, or 40.5%, due to an increase in average interest-bearing liabilities and higher interest rates on retail deposits, brokered deposits and borrowed funds. Average interest-bearing liabilities of $363.4 million for the third quarter of 2007 increased by $78.6 million, or 27.6%, from the comparable quarter of 2006. The largest change year over year occurred in retail certificates of deposits, which increased by $48.5 million, or 41.8%, from the average level for the comparable period of 2006. The average rate paid on interest-bearing liabilities increased by 45 basis points to 4.97% for the quarter ended September 30, 2007, from 4.52% for the comparable quarter of 2006. Interest rates increased year over year for all interest-bearing liabilities as retail certificates of deposits increased from 4.68% to 5.15%, brokered certificates of deposits increased from 4.74% to 5.20% and borrowings increased from 5.34% to 5.56%.

Provision for Loan Losses. The provision for loan losses amounted to $186,000 for the third quarter of 2007 as compared to $211,000 for the comparable quarter of 2006. The allowance for loan losses amounted to 1.40% of total gross loans at September 30, 2007 as compared to 1.45% of total gross loans at December 31, 2006. The level of nonperforming loans at September 30, 2007 amounted to $1.0 million, which represented an increase from the December 31, 2006 level of $788,000 but declined by $3.3 million from the level at June 30, 2007 of $4.3 million. The decline was attributable to one large nonperforming loan which was paid in full in July 2007.

Noninterest Income. Noninterest income totaled $177,000 for the current quarter and declined by $13,000 from $190,000 recorded in the comparable quarter of 2006. The decrease was mainly attributable to a decline in commercial loan fees which consist of exit/modification fees, inspection fees and documentation fees.

Noninterest Expense. For the three months ended September 30, 2007, noninterest expense amounted to $1.7 million versus $1.5 million for the comparable quarter of 2006, resulting in an increase of $247,000, or 16.8%. Increased compensation and related expenses associated with the Philadelphia retail branch and loan production office in Millville, New Jersey that were opened in the third quarter of 2006 and the new loan production office that was opened in Havertown, Pennsylvania in September 2007 accounted for a majority of the increase year over year.

Income Taxes. The Company recorded income tax expense of $1.1 million, on income before taxes of $2.7 million for the three months ended September 30, 2007, resulting in an effective tax rate of 39.3%, compared to income tax expense of $806,000 on income before taxes of $2.0 million for the comparable period of 2006, resulting in an effective tax rate of 39.8%.

                                                                               Interest Yield Table
                                                                            For the three months ended
                                                           September 30, 2007                      September 30, 2006
                                                  -------------------------------------     -------------------------------------
                                                      Average                                  Average
                                                      Balance        Interest    Yield         Balance         Interest    Yield
                                                  --------------  ------------- -------     --------------  ------------- -------
Assets
  Loans                                           $ 373,314,332   $  8,458,830    8.99 %    $ 294,705,065   $  6,373,897    8.58 %
  Investment securities                              32,827,976        451,951    5.46         26,928,323        343,119    5.06

Federal funds sold and money markets                  3,861,140         51,629    5.30          2,742,856         35,941    5.20
                                                  -------------   ------------              -------------   ------------
      Total interest-earning assets                 410,003,448   $  8,962,410    8.67        324,376,244   $  6,752,957    8.26
                                                                  ============                              ============

Allowance for loan loss                              (5,247,372)                               (4,202,910)
Other assets                                         17,338,984                                15,797,456
                                                  -------------                             -------------
      Total assets                                $ 422,095,060                             $ 335,970,790
                                                  =============                             =============

Liabilities and Shareholders' Equity
  NOWs                                                7,023,772         27,570    1.56          9,915,703         37,708    1.51 %
  Money markets                                      29,508,946        333,885    4.49         16,947,750        163,652    3.83
  Savings                                            28,670,868        270,662    3.75         27,484,841        254,632    3.68
  Time deposits                                     164,333,938      2,131,240    5.15        115,859,960      1,366,269    4.68
  Brokered CDs                                       92,784,334      1,215,240    5.20         80,866,563        965,907    4.74
                                                  -------------   ------------              -------------   ------------
      Total interest-bearing deposits               322,321,858      3,978,597    4.90        251,074,817      2,788,168    4.41
  Borrowings                                         41,032,151        575,354    5.56         33,629,991        452,739    5.34
                                                  -------------   ------------              -------------   ------------
      Total interest-bearing liabilities            363,354,009   $  4,553,951    4.97        284,704,808   $  3,240,907    4.52
                                                                  ============                              ============

Non-interest bearing demand deposits                 20,040,686                                18,406,957
Other liabilities                                     3,826,811                                 2,755,367
Shareholders' equity                                 34,873,554                                30,103,658
                                                  -------------                             -------------
      Total liabilities and shareholders' equity  $ 422,095,060                             $ 335,970,790
                                                  =============                             =============

                                                                  ------------                              ------------
      Net interest income                                         $  4,408,459                              $  3,512,050
                                                                  ============                              ============

Interest rate spread                                                              3.70 %                                    3.74 %

Net interest margin                                                               4.27 %                                    4.30 %

                 Nine Months Ended September 30, 2007 and 2006
                                   (unaudited)

The following discussion compares the results of operations for the nine months ended September 30, 2007 to the results of operations for the nine months ended September 30, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2006 Annual Report on Form 10-K.

Results of Operations

Net Income. For the nine months ended September 30, 2007, net income totaled $4.4 million, compared to $3.4 million for the nine months ended September 30, 2006, an increase of 28.5%. Diluted earnings per share for the first nine months of 2007 totaled $1.22, compared to $0.95 for the comparable period of 2006, resulting in an increase of $0.27, or 28.3%. Increased net income for the first nine months of 2007 was attributable primarily to continued loan growth that resulted in increases in net interest income of $1.7 million, an increase in noninterest income of $434,000 associated with a gain on the sale of repossessed property and insurance reimbursements related to the recovery of legal and other expenses for repossessed assets. The increased revenue was partially offset by an increase in the provision for loan losses of $122,000 and an increase in noninterest expenses of $514,000.

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

Net interest income for the first nine months of 2007 totaled $11.7 million, an increase of $1.7 million, or 17.4%, above $10.0 million for the nine months ended September 30, 2006. The net interest margin for the nine month period ended September 30, 2007 was 4.01%, which was down from 4.33% for the comparable period of 2006. Higher cost time deposits, both retail certificates of deposit and brokered certificates of deposit coupled with the flat and sometimes inverted shape of the yield curve for most of the past year contributed to the margin compression during the first nine months of 2007.

Interest income of $24.5 million for the nine months ended September 30, 2007 increased by $6.1 million, or 32.8%, from the level of the comparable period of 2006. This was driven primarily by an increase of $82.5 million in average interest-earning assets, which was mainly related to commercial loans and an increase in the yield on interest-earning assets. Average loans outstanding of $356.0 million for the nine months ended September 30, 2007, increased by $76.1 million, or 27.2%, from the comparable period of 2006 while average investment securities of $30.5 million increased by $4.2 million from the comparable period of 2006. Yields on interest-earning assets for the nine months ended September 30, 2007 increased to 8.39% from 8.01% for the comparable period of 2006 mainly due to increased interest rates. Yields on average loan balances for the period ended September 30, 2007 increased to 8.68% from 8.32% from the comparable period of 2006.

Interest expense for the nine months ended September 30, 2007 amounted to $12.8 million and increased by $4.3 million, or 50.9% primarily due to an increase in average interest-bearing liabilities and increased interest rates on customer deposits and borrowed funds. Average interest-bearing deposits of $309.8 million for the nine months ended September 30, 2007, increased by $71.7 million, or 30.1%, from the comparable period of 2006 while average borrowings of $37.9 million increased by $5.4 million during comparable periods of both years. The average rate paid on interest-bearing liabilities increased to 4.92% for the period ended September 30, 2007 from 4.19% for the comparable period of 2006. Retail certificates of deposit increased year over year from 4.35% to 5.10% while brokered certificates of deposit increased year over year from 4.38% to 5.16%. Short term interest rates for customer deposits have become extremely competitive as banks are required to not only compete against each other on competitive interest rates but also with credit unions, brokerage firms and large mortgage companies experiencing liquidity issues due to the sub-prime mortgage market.

Noninterest Income. Noninterest income of $1.0 million for the nine months ended September 30, 2007 increased $434,000, or 70.9%, from $612,000 for the comparable period of 2006. The increase was principally due to the gain on the sale of repossessed property in the second quarter ($205,000) and the insurance reimbursements ($377,000) that occurred in the first quarter of 2007 that were partially offset by lower commercial loan fees.

Provision for Loan Losses. The provision for loan losses was $896,000 for the nine months ended September 30, 2007, compared to $774,000 for the comparable period in 2006. The increase in the provision for the 2007 period was primarily due to the significant increase in loan balances during the nine months ended September 30, 2007.

Noninterest Expense. For the nine months ended September 30, 2007, noninterest expense of $4.7 million increased by $514,000, or 12.4% compared to $4.2 million for the same period of 2006. The increase was mainly due to staffing and related expenses associated with the new retail branch in Philadelphia and the loan production office in Millville, New Jersey that were opened in the third quarter of 2006 and the new loan production office opened in Havertown, Pennsylvania in September 2007.

Income Taxes. The Company recorded income tax expense of $2.8 million on income before taxes of $7.2 million for the nine months ended September 30, 2007, resulting in an effective tax rate of 39.3%, compared to income tax expense of $2.3 million on income before taxes of $5.7 million for the comparable period of 2006, resulting in an effective tax rate of 39.9%.

                                                                                Interest Yield Table
                                                                             For the nine months ended
                                                           September 30, 2007                      September 30, 2006
                                                  -------------------------------------     -------------------------------------
                                                      Average                                  Average
                                                      Balance        Interest    Yield         Balance         Interest    Yield
                                                  --------------  ------------- -------     --------------  ------------- -------
Assets
  Loans                                            $  356,030,809  $  23,115,910   8.68 %    $  279,925,898  $  17,412,925   8.32 %
  Investment securities                                30,455,261      1,240,288   5.44          26,161,288        977,224   4.99

  Federal funds sold                                    4,596,076        183,622   5.34           2,487,100         90,761   4.88
                                                   --------------  -------------             --------------  -------------
      Total interest-earning assets                   391,082,146  $  24,539,820   8.39         308,574,286  $  18,480,910   8.01
                                                                   =============                             =============

  Allowance for loan loss                              (4,966,505)                               (3,915,323)
  Other assets                                         18,089,961                                15,904,662
                                                   --------------                            ---------------
      Total assets                                 $  404,205,602                            $  320,563,625
                                                   ==============                            ===============

Liabilities and Shareholders' Equity
  NOWs                                                  8,105,405         94,771   1.56          10,293,877        118,779   1.54 %
  Money markets                                        25,126,253        825,331   4.39          14,930,169        372,152   3.33
  Savings                                              26,842,384        746,841   3.72          30,214,716        776,205   3.43
  Time deposits                                       153,872,729      5,867,945   5.10         107,791,730      3,509,521   4.35
  Brokered CDs                                         95,821,670      3,697,102   5.16          74,793,780      2,449,365   4.38
                                                   --------------  -------------             --------------  -------------
      Total interest-bearing deposits                 309,768,441     11,231,990   4.85         238,024,272      7,226,022   4.06
  Borrowings                                           37,940,795      1,566,075   5.52          32,545,618      1,254,802   5.15
                                                   --------------  -------------             --------------  -------------
      Total interest-bearing liabilities              347,709,236   $ 12,798,065   4.92         270,569,890    $ 8,480,824   4.19
                                                                   =============                             =============

  Non-interest bearing demand deposits                 19,327,811                                18,246,444
  Other liabilities                                     3,790,039                                 2,675,720
  Shareholder's equity                                 33,378,516                                29,071,571
                                                   --------------                            --------------
      Total liabilities and shareholders' equity   $  404,205,602                            $  320,563,625
                                                   ==============                            ==============

                                                                   -------------                             -------------
      Net interest income                                          $  11,741,755                             $  10,000,086
                                                                   =============                             =============

Interest rate spread                                                               3.47 %                                    3.82 %

Net interest margin                                                                4.01 %                                    4.33 %


                               Financial Condition
                   At September 30, 2007 and December 31, 2006
                                   (unaudited)

The following discussion compares the financial condition at September 30, 2007 to the financial condition at December 31, 2006. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2006 Annual Report on Form 10-K.

Total assets at September 30, 2007 amounted to $441.0 million, compared to $360.0 million at December 31, 2006, resulting in an increase of $81.0 million, or 22.5%. This increase was driven primarily by loan growth as the Company continued to expand its loan portfolio through development of new and existing business relationships and through greater penetration of Philadelphia and the surrounding market.

Total loans at September 30, 2007 were $386.2 million, which represented an increase of $75.7 million, or 24.4% above the level of $310.6 million at December 31, 2006. Growth occurred in all loan categories with commercial loan growth of $65.6 million, or 23.3%, representing the majority of the loan growth for 2007. Investment securities amounted to $32.1 million at September 30, 2007 versus $27.0 million at December 31, 2006.

The allowance for loan losses amounted to $5.4 million at September 30, 2007 compared to $4.5 million at December 31, 2006. The ratio of the allowance for loan losses to total loans decreased from 1.45% at December 31, 2006 to 1.40% at September 30, 2007. The Company's management has taken nonperforming loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company's management assessment of the risks within the portfolio based upon the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, consumer, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company's credit policy; experience and depth of the lending staff; any national and local economic trends and conditions; and concentrations of credit within the total portfolio.

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

Non-performing loans, expressed as a percentage of total loans, amounted to 0.27% at September 30, 2007 versus 0.25% at December 31, 2006. At September 30, 2007, the Company had $1.0 million in non-accruing loans, which increased from $788,000 at December 31, 2006. There were no loan charge-offs during the current quarter or year.

Total deposits amounted to $352.8 million at September 30, 2007 and increased by $62.8 million, or 21.7%, from $289.9 million at December 31, 2006. Time deposits (retail certificates of deposit) accounted for a majority of the increase in total deposits.

Borrowings, which included Federal Home Loan Bank (FHLB) advances, repurchase agreements and subordinated debentures amounted to $49.2 million at September 30, 2007, an increase of $14.4 million from $34.9 million at December 31, 2006. The majority of the increase was related to FHLB advances which increased to fund the significant loan growth. Also, on June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3.0 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 7.19% at September 30, 2007. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after September 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

Shareholders' equity was $35.2 million at September 30, 2007 and $30.7 million at December 31, 2006, amounting to an increase of $4.5 million, or 14.6%. Increases in net income of $4.4 million and capital of $523,000 associated with the exercise of warrants and stock options were modestly offset by an increase in investment portfolio losses included in other comprehensive income loss of $72,000, which was primarily associated with unrealized investment portfolio losses and an increase in treasury stock purchases of $345,000.

Critical Accounting Policy

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to increased rate movements. Qualitative factors include the general economic environment in the Company's market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled "Financial Condition". Although management believes the level of this allowance as of September 30, 2007 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicted at this time.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 109.5% and 107.1% at September 30, 2007 and December 31, 2006, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine-month period ended September 30, 2007. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of September 30, 2007, the Company maintained lines of credit with the FHLB of $41.4 million, of which $30.8 million was outstanding at September 30, 2007.

As of September 30, 2007, the Company's investment securities portfolio included $17.4 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2007, the Company's management believes that the Bank and the Company are "well-capitalized" and in compliance with all applicable regulatory requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information regarding market risk disclosed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity -- Rate Sensitivity Analysis" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Other than the foregoing, at September 30, 2007, the Company was not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors disclosed in Company's Annual Report for the fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchases during the third quarter for Parke Bancorp, Inc. were as follows:

                                            Total number of
                                           shares purchased    Maximum number
                     Total                    as part of     of shares that may
                   number of    Average       publicity       yet be purchased
                     shares    price paid   announced plans  under the plans or
Period             purchased   per share      or programs         programs
---------------- -----------  -----------  ---------------- -------------------


July, 2007             600      $ 17.66            600             81,736
August, 2007        12,450        16.44         12,450             69,286
September, 2007          -            -              -             69,286
                                                                  -------
                   -------      -------        -------
Totals:             13,050      $ 16.49         13,050
                   =======      =======        =======


As of September 30, 2007, the Company has purchased 88,776 shares of common stock and is allowed to purchase up to 5% of the outstanding stock (158,062 shares), which allows additional repurchases of 69,286 shares.

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



                                           PARKE BANCORP, INC.





Date:    November 14, 2007                 /s/Vito S. Pantilione
                                           -------------------------------------
                                           Vito S. Pantilione
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





Date:    November 14, 2007                 /s/Robert A. Kuehl
                                           -------------------------------------
                                           Robert A. Kuehl
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)