Form 10-K
period 2007-12-31
PARKE BANCORP, INC.
filed 2008-03-31
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-51338

PARKE BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

New Jersey	65-1241959
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Delsea Drive, Washington Township, New Jersey	08080
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 856-256-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2007, was approximately $25.4 million.

As of March 14, 2008 there were issued and outstanding 3,231,734 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2007. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

PART I

Forward-Looking Statements

Parke Bancorp, Inc. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company’s wholly-owned subsidiary, Parke Bank (the “Bank”), conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.	Business

The Company is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of the Bank. The Company commenced operations on June 1, 2005, upon completion of the reorganization of the Bank into the holding company form of organization following approval of the reorganization by shareholders of the Bank at its 2005 Annual Meeting of Shareholders. The Company’s business and operations primarily consist of its ownership of the Bank.

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. In addition, the Bank opened a new Loan Production Office in Havertown, Pennsylvania in the third quarter of 2007 maintained exclusively for loan production, while a Loan Production Office in Millville, New Jersey was closed during the first quarter of 2008. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2007, the Company had assets of $460.8 million, loans of $408.4 million, deposits of $379.5 million and shareholders’ equity of $36.4 million.

The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $25 million in annual sales). Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. Residential construction loans in tract development are also included in the commercial loan category. The Bank also offers a range of deposit products to its commercial customers. Commercial customers also have the ability to use overnight depository, ACH activity and wire transfer service, all at reduced rates as well as the new merchant capture electronic check processing service.

The Bank’s retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers in all age groups. In addition to traditional products and services, the Bank offers contemporary products and services, such as debit cards, Internet banking and online bill payment. Retail lending activities by the Bank include residential mortgage loans, home equity lines of credit, fixed rate second mortgages, new and used auto loans and overdraft protection.

Market Area

Substantially all of the Bank’s business is with customers in its market areas of Southern New Jersey and the Philadelphia area of Pennsylvania. Most of the Bank’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loan and to borrow additional funds, and consequently the Bank’s financial condition and performance.

Additionally, most of the Bank’s loans are secured by real estate located in Southern New Jersey and the Philadelphia area. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on the Bank’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

Competition

The Bank faces significant competition, both in making loans and attracting deposits. The Bank’s competition in both areas comes principally from other commercial banks, thrift and savings institutions, including savings and loan associations and credit unions, and other types of financial institutions, including brokerage firms and credit card companies. The Bank faces additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds.

Most of the Bank’s competitors, whether traditional or nontraditional financial institutions, have a longer history and significantly greater financial and marketing resources than does the Bank. Among the advantages certain of these institutions have over the Bank are their ability to finance wide-ranging and effective advertising campaigns, to access international money markets and to allocate their investment resources to regions of highest yield and demand. Major banks operating in the primary market area offer certain services, such as international banking and trust services, which are not offered directly by the Bank.

In commercial transactions, the Bank’s legal lending limit to a single borrower enables the Bank to compete effectively for the business of individuals and smaller enterprises. However, the Bank’s legal lending limit is considerably lower than that of various competing institutions, which have substantially greater capitalization. The Bank has a relatively smaller capital base than most other competing institutions which, although above regulatory minimums, may constrain the Bank’s effectiveness in competing for loans.

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. (1) Except as set forth below, the Bank had no concentrations of loans exceeding 10% of its loans. Refer to pages four through six for descriptions of the loan categories presented.

	At December 31,
	2007		2006		2005		2004		2003
		% Gross		% Gross		% Gross		% Gross		% Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	:Loans
	(Amounts in thousands, except percentages)

Commercial	$14,899	3.7%	$13,436	4.3%	$11,053	4.3%	$9,708	5.1%	$8,800	6.0%
Real estate construction
Residential	2,091	0.5	2,465	0.8	1,174	0.5	1,253	0.7	2,165	1.5
Commercial	106,320	26.0	69,254	22.3	70,157	27.1	37,270	19.8	29,896	20.4
Real estate mortgage
Residential	24,488	6.0	19,727	6.4	17,309	6.7	16,360	8.7	18,013	12.3
Commercial	242,668	59.4	198,668	64.0	154,288	59.6	120,052	63.6	84,054	57.5
Consumer	17,923	4.4	7,005	2.2	5,054	1.8	3,964	2.1	3,406	2.3
Total Loans	$408,389	100.0%	$310,555	100.0%	$259,035	100.0%	$188,607	100.0%	$146,334	100.0%

(1)	Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2007.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial	$11,504	$3,395	$—	$14,899
Real estate construction
Residential	1,657	434	—	2,091
Commercial	77,379	9,672	19,269	106,320
Real estate mortgage
Residential	—	33	24,455	24,488
Commercial	71,615	39,205	131,848	242,668
Consumer	13	873	17,037	17,923
Total Loans	$162,168	$53,612	$192,609	$408,389

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2007, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial	$2,449	$946	$3,395
Real estate construction
Residential	—	434	434
Commercial	10,792	18,149	28,941
Real estate mortgage
Residential	15,086	9,402	24,488
Commercial	64,857	106,196	171,053
Consumer	8,232	9,678	17,910
Total Loans	$101,416	$144,805	$246,221

Commercial Loans. The Bank originates secured loans for business purposes. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. The Bank’s general policy is to obtain personal guarantees from the principals of the commercial loan borrowers. Such loans are made to businesses located in the Bank’s market area.

Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effects of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Development and Construction Loans. The Bank has emphasized the origination of construction loans to individuals and real estate developers in its market area. The advantages of construction lending are that the market is typically less competitive than more standard mortgage products, the interest rate typically charged is a variable rate, which permits the Bank to protect against sudden changes in its costs of funds, and the fees or “points” charged by the Bank to its customers can be amortized over the shorter term of a construction loan, typically, one to two years, which permits the Bank to recognize income received over a shorter period of time. The Bank from time to time structures construction loans in excess of the legal lending limit of the Bank, with respect to which the Bank sells participation interests in the construction loans to other lenders, while maintaining and servicing the construction loan.

The Bank provides interim real estate acquisition development and construction loans to builders and developers. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements. These loans are generally made on properties located in the Bank’s market area.

Development and construction loans are secured by the properties under development and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, the Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

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

The Bank also originates loans to individuals for construction of single family dwellings. These loans are for the construction of the individual’s primary residence. They are typically secured by the property under construction, occasionally include additional collateral (such as second mortgage on the borrower’s present home), and commonly have maturities of six to twelve months.

Construction financing is labor intensive for the Bank, requiring employees of the Bank to expend substantial time and resources in monitoring and servicing each construction loan to completion. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and development, the accuracy of projections, such as the sales of homes or the future leasing of commercial space, and the accuracy of the estimated cost (including interest) of construction. Substantial deviations can occur in such projections. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Also, a construction loan that is in default can cause problems for the Bank such as designating replacement builders for a project, considering alternate uses for the project and site and handling any structural and environmental issues that might arise.

Commercial Real Estate Mortgage Loans. The Bank originates mortgage loans secured by commercial real estate. Such loans are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. Although terms may vary, the Bank’s commercial mortgages generally have maturities of twenty years, but re-price within five years.

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its primary market area and obtaining periodic financial statements and tax returns from borrowers. It is also the Bank’s general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2007, the Bank’s loan to one borrower limit was approximately $8.3 million and the Bank had 21 borrowers with loan balances in excess of $5.0 million. At December 31, 2007, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $10.1 million and was secured by real estate. This loan balance for one borrower was a temporary occurrence that was subsequently reduced to a $6.4 million loan to one borrower during the first quarter of 2008. At December 31, 2007, this loan was current and performing in accordance with the terms of the loan agreement.

The size of loans which the Bank can offer to potential borrowers is less than the size of loans which many of the Bank’s competitors with larger capitalization are able to offer. The Bank may engage in loan participations with other banks for loans in excess of the Bank’s legal lending limits. However, no assurance can be given that such participations will be available at all or on terms which are favorable to the Bank and its customers.

Non-Performing and Problem Assets

Non-Performing Assets. Non-accrual loans are those on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which includes non-accrual loans, were $2.0 million, $2.4 million, $500,000, $241,000, and $1.2 million at December 31 2007, 2006, 2005, 2004, and 2003, respectively.

The following table sets forth information regarding non-accrual loans at the dates indicated. As of the dates indicated, the Bank did not have any troubled restructurings as defined in Statement of Financial Accounting Standards No. 15.

	At December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial	$52	$91	$50	$—	$—
Real estate construction
Residential	—	—	—	241	289
Commercial	325	—	—	—	—
Real estate mortgage
Residential	7	—	20	—	505
Commercial	367	687	1,865	—	—
Consumer	54	11	—	—	—
Total non-accrual loans	805	789	1,935	241	794

Accruing loans delinquent 90 days or more:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate mortgage
Residential	—	—	—	55	—
Commercial	—	267	665	—	—
Consumer	—	—	—	—	—
Total	—	267	665	55	—
Total non-performing loans	$805	$1,056	$2,600	$296	$794

Total non-performing loans as a percentage of loans	0.20%	0.34%	1.00%	0.16%	0.54%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2007, the Bank had $805 thousand of loans that were held on a non-accrual basis. Gross interest income of $ 66,000 would have been recorded during the year ended December 31, 2007 if these loans had been performing in accordance with their terms. Interest income of $96,000 was recorded on these loans during the year ended December 31, 2007. At December 31, 2007, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

Classified Assets. Federal Regulations provide for a classification system for problem assets of insured institutions. Under this Classification System, problem assets of insured institutions are classified as substandard, doubtful or loss. An asset is considered “substandard” if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses which can jeopardize the timely payments of the loan.

Assets classified as “doubtful” exhibit all of the weakness defined under the Substandard Category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount. Assets classified as “loss” are those considered un-collectable or of little value, even though a collection effort may continue after the classification and potential charge-off.

The Bank also internally classifies certain assets as “special mention;” such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount.

At December 31, 2007, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$938
Substandard	1,996
Doubtful	7
Loss	—
$2,941

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2006, the Bank had real estate owned totaling $1.25 million. This real estate was sold in the second quarter of 2007 for a gain of $205,000. The Bank did not own foreclosed real estate at December 31, 2007.

Allowance for Losses on Loans and Real Estate Owned. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management’s evaluation of the inherent losses that may be incurred in the Bank’s loan portfolio. Management also periodically performs valuations of Real Estate Owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary.

Management’s judgment as to the level of future losses on existing loans is based on its internal review of the loan portfolio, including an analysis of the borrowers’ current financial position; the level and trends in delinquencies, non-accruals and impaired loans; the consideration of national and local economic conditions and trends; concentrations of credit; the impact of any changes in credit policy; the experience and depth of management and the lending staff; and any trends in loan volume and terms. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management’s determination of the appropriate allowance level which is based upon the factors outlined above, which are believed to be reasonable, may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except percentages)

Balance at beginning of the period	$4,511	$3,574	$2,621	$2,256	$1,333
Charge-offs:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	(227)	—	—
Real estate mortgage
Residential	—	—	—	(461)	—
Commercial	(200)	—	—	—	—
Consumer	—	(3)	—	—	(1)
Total charge-offs:	(200)	(3)	(227)	(461)	(1)

Recoveries:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate mortgage
Residential	—	—	—	—	—
Commercial	234	—	—	—	—
Consumer	—	—	—	—	1
Total recoveries:	234	—	—	—	1

Net recoveries (charge-offs)	34	(3)	(227)	(461)	—
Provision for loan losses	1,161	940	1,180	825	923
Balance at end of period	$5,706	$4,511	$3,574	$2,620	$2,256
Period-end loans outstanding (net of deferred costs/fees)	$408,389	$310,555	$295,035	$188,607	$146,344
Average loans outstanding	$365,884	$286,691	$219,217	$154,794	$120,797
Allowance as a percentage of period end loans	1.40%	1.45%	1.38%	1.39%	1.54%
Net loans charged off as a percentage of average loans outstanding	(0.01%)	0.00%	0.10%	0.30%	0.00%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category as the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At December 31,
	2007		2006		2005		2004		2003
		% Gross		% Gross		% Gross		% Gross		% Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Amounts in thousands, except percentages)

Commercial	$209	3.7%	$188	4.3%	$154	4.3%	$134	5.1%	$135	6.0%
Real estate construction:
Residential	22	0.5	25	0.8	18	0.5	18	0.7	34	1.5
Commercial	1,489	26.0	847	22.3	969	27.1	519	19.8	460	20.4
Real estate mortgage:
Residential	257	6.0	218	6.4	239	6.7	228	8.7	278	12.3
Commercial	3,568	59.4	3,185	64.0	2,130	59.6	1,667	63.6	1,297	57.5
Consumer	161	4.4	48	2.2	64	1.8	55	2.1	52	2.3
Total Loans	$5,706	100.0%	$4,511	100.0%	$3,574	100.0%	$2,621	100.0%	$2,256	100.0%

Investment Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with SFAS No. 115, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2007, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2007, the Company did not hold investment securities of any one issuer the book value of which exceeds 10% of its stockholders’ equity.

	At December 31,
	2007	2006	2005
	(Amounts in thousands)
Securities Held to Maturity:
Municipals	$2,456	$2,431	$2,406

Securities Available for Sale:
U.S. government-sponsored entity securities	5,499	6,416	6,203
Mortgage-backed securities	17,442	9,909	9,004
Corporate and trust preferred securities	6,841	8,205	6,316
Stock	—	—	500
Total securities available for sale	29,782	24,530	22,023

Total	$32,238	$26,961	$24,429

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Bank’s investments securities portfolio at December 31, 2007 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2007
	Within One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
Municipals	$—	—%	$544	2.90%	$—	—%	$1,912	2.95%	$2,456	2.94%	$2,410
Total securities held to maturity	—	—	544	2.90	—	—	1,912	2.95	2,456	2.94	2,410

Securities Available for Sale:
U.S. government sponsored entity	500	4.99%	1,000	4.85%	2,986	5.42%	1,000	4.75%	5,486	5.15%	5,499
Mortgage-backed securities	—	—	--	--	—	—	17,885	5.16	17,885	5.16	17,442
Corporate	—	—	512	5.75	—	—	6,766	5.52	7,278	5.54	6,481
Total securities available for sale	500	4.99%	1,512	5.16	2,986	5.42	25,651	5.24	30,649	5.25	29,782
Total	$500	4.99%	$2,056	4.88%	$2,986	5.42%	$27,563	5.08%	$33,105	5.08%	$32,192

Sources of Funds

General. Deposits are the major external source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $127.0 million and $87.6 million at December 31, 2007 and 2006, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory, which was founded in part by a former Controller of the Currency and a former Federal Reserve Vice Chairman, provides the Bank an additional source of external funds through their weekly CDARS settlement process. The rates paid are generally less expensive than brokered deposits and can be obtained within one day versus the normal seven to ten days for brokered deposits. At December 31, 2007, the Bank’s CDARS deposits included within the brokered deposit total amounted to $38.1 million.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	December 31, 2007
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$8,685	1.90%	2.6%
Money markets	26,080	4.36%	7.7
Savings	27,774	3.74%	8.2
Time deposits	155,284	5.09%	46.0
Brokered CDs	100,097	5.17%	29.7
Total interest-bearing deposits	317,920	4.85%	94.2

Non-interest bearing demand deposits	19,591		5.8

Total deposits	$337,511		100.0%

	December 31, 2006
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$9,911	1.54%	3.8%
Money markets	16,657	3.59%	6.4
Savings	28,991	3.49%	11.1
Time deposits	111,666	4.49%	42.6
Brokered CDs	76,374	4.52%	29.2
Total interest-bearing deposits	243,599	4.20%	93.1

Non-interest bearing demand deposits	18,174		6.9

Total deposits	$261,773		100.0%

	December 31, 2005
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$11,023	1.36%	5.3%
Money markets	12,706	3.59%	6.1
Savings	29,200	2.73%	14.0
Time deposits	77,802	3.31%	37.3
Brokered CDs	60,785	3.33%	29.2
Total interest-bearing deposits	191,516	3.03%	91.9

Non-interest bearing demand deposits	16,946		8.1

Total deposits	$208,462		100.0%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$19,839
Three through six months	47,678
Six through twelve months	3,166
Over twelve months	1,034
Total	$71,717

Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from FHLB outstanding during 2007, 2006, and 2005 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2007	2006	2005
	(Amounts in thousands, except rates)
Amount outstanding at year end	$40,322	$34,851	$35,967
Weighted average interest rates at year end	5.43%	5.50%	4.80%
Maximum outstanding at any month end	$49,209	$41,092	$35,967
Average outstanding	$39,502	$34,321	$22,376
Weighted average interest rate during the year	5.51%	5.22%	3.90%

Subsidiary Activity

The largest subsidiary of the Company is the Bank. The Bank has a subsidiary, Parke Capital Markets, a corporation, which was formed in 2001 to generate fee income from capital markets financing activities, which include term financings. Farm Folly, another corporation that is a subsidiary of the Bank, was formed in 2006 for real estate assets associated with a previous loan that were repossessed by the Bank in 2006. At December 31, 2007, there were no assets in the subsidiary resulting from a sale of these repossessed assets during the second quarter of 2007.

Personnel

At December 31, 2007, the Bank had 37 full-time and 11 part-time employees.

Regulation

General. Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”), and is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has enforcement authority over the Company and the Company’s non-bank subsidiaries which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for shareholders of the Company.

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

Extensions of credit by the Bank to executive officers, directors, and principal shareholders of the Bank or any affiliate thereof, including the Company, are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

Federal Securities Law. The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and the Company is subject to the periodic reporting and other requirements of Section 12(g) of the 1934 Act, as amended.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) was enacted to address corporate and accounting fraud. The SEC has promulgated new regulations pursuant to the SOX Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the SOX Act. The passage of the SOX Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting, regulations, and disclosure. Compliance with the SOX Act and corresponding regulations may increase the Company’s expenses.

During 2007, the Company evaluated the effectiveness of the internal control over financial reporting based upon the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation performed by management in conjunction with an outside consultant, the Company concluded that the internal control over financial reporting (Sarbanes-Oxley Section 404 certification) was effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Regulation of the Bank

The Bank operates in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors and not shareholders of the Bank.

Any change in applicable statutory and regulatory requirements, whether by the New Jersey Department of Banking and Insurance, the Federal Deposit Insurance Corporation (the “FDIC”) or the United States Congress, could have a material adverse impact on the Bank, and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank’s franchise which could hurt the trading price of the Bank’s stock.

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

Insurance of Deposits. The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Deposit Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 5-43 basis points. Currently, the Bank’s deposit insurance premium has been assessed at five basis points of deposits.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

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

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I Capital,” consisting of common shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder (“Tier II Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

At December 31, 2007, the Bank had the requisite capital levels to qualify as “well capitalized.”

Item 1A.	Risk Factors

The following is a summary of the material risks related to an investment in the Company’s securities.

A significant amount of the Bank’s business is concentrated in real estate development and construction lending.

At December 31, 2007, approximately 26.5% of our loans are commercial and residential real estate development and construction loans, which are secured by the real estate under development. Construction lending involves extensive risks. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner or according to original specifications. Real estate development and construction projects that are not completed in a timely manner or according to original specifications are generally less marketable than projects that are fully developed, and the loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment. Construction projects are commonly underwritten based upon projections, such as the sales of homes or future leasing of commercial spaces, and substantial deviations from such projections can occur. Construction lending is also labor intensive for the Bank, requiring Bank employees to expend substantial time and resources in monitoring and servicing each construction loan to completion. In addition, a construction loan that is in default can create problems for the Bank, such as designating replacement builders for a project, considering alternate users for the project and site and handling any structural or environmental issues that might arise. Such problems and the risks inherent in construction lending may have a material adverse effect on the Company’s earnings and overall financial condition.

Most of the Bank’s loans are secured, in whole or in part, with real estate collateral.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2007, approximately 95% of the Bank’s loans had real estate as a primary, secondary or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, but such collateral may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Some of the Bank’s assets are classified as non-performing assets that may lose further value.

The Bank has non-performing assets, which at this time only include non-accruing loans. At December 31, 2007, the Bank’s non-performing loans were 0.20% of outstanding net loans. There is a possibility that the Bank’s earnings could be reduced in the event that the eventual values of these non-performing assets are or become less than the values that we have assigned to them.

The Bank may experience loan losses in excess of its allowance.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. The Bank’s management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If the Bank’s management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.

As of December 31, 2007, the allowance for loan losses was approximately $5.7 million, which represented 1.40% of outstanding net loans. At such date, we had non-accruing loans totaling $805,000. The Bank actively manages its non-accruing loans in an effort to minimize credit losses. Although the Bank’s management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although the Bank’s management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s non-performing or performing loans. Material additions to the Bank’s allowance for loan losses would result in a decrease in the Bank’s net income and capital, and could have a material adverse effect on the Company’s financial condition and results of operations.

The Bank operates in a competitive market.

The Bank operates in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as trust investment and international banking services, which the Bank does not offer. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Finally, the Bank’s continued growth and profitability will depend upon its ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that the Bank will be successful in attracting and retaining such personnel.

The Bank is dependent on certain key personnel.

The success of the Bank depends, to a great extent, upon the services of Vito S. Pantilione, the Bank’s President and Chief Executive Officer, Robert A. Kuehl, the Bank’s Senior Vice President and Chief Financial Officer, David O. Middlebrook, the Bank’s Senior Vice President and Senior Loan Officer, and Elizabeth A. Milavsky, the Bank’s Senior Vice President of Retail Operations, Human Resources and Compliance. The Bank has been able to retain the services of Mr. Pantilione since its inception and of Mr. Middlebrook since he joined the Bank in 1999. The Bank has needed, from time to time, to recruit personnel to fill vacant positions for experienced lending and credit administration officers. There can be no assurance that the Bank will continue to be successful in recruiting and retaining the necessary personnel for the Bank’s lending, operations, accounting and administrative functions. The Bank’s inability to hire or retain key personnel could have a material adverse effect on the Company’s results of operations.

Changes in interest rates affect the Company’s profitability and assets.

The Company derives its income mainly from the difference, or “spread,” between the interest earned by the Bank on loans, securities and other interest-earning assets, and the interest paid by the Bank on deposits, borrowings and other interest-bearing liabilities. If more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining, then the Company’s net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising, then the Company’s net interest income may be reduced. At December 31, 2007, the Bank’s total interest-bearing liabilities maturing or re-pricing within one year exceeded interest-earning assets maturing or re-pricing during the same time period by $21.6 million. As a result, the cost on its interest-bearing liabilities should adjust to changes in interest rates at a faster rate than the yield of its interest-earning assets within the one year period. However the initial impact of the recent interest rate decline has resulted in interest sensitive assets re-pricing more quickly than interest sensitive liabilities within a three month period as interest-earning assets maturing or re-pricing within three months at December 31, 2007, exceeded interest-bearing liabilities maturing or re-pricing during the same time period by $135.1 million Therefore, net interest income may be decreased initially when interest rates decline significantly, as they have recently and are expected to continue to decline over the next few months. In addition, the recent overall decline in interest sensitive assets has exceeded the overall decline in interest sensitive liabilities due to competitive pricing by financial institutions on retail deposits and liquidity issues within the credit markets.

The Bank’s management controls a significant percentage of our common stock.

At March 14, 2008, the Company’s and the Bank’s directors and executive officers beneficially owned 1,590,706 shares or exercisable warrants and options, or 49.2%, of our common stock. Because of the large percentage of stock held by the Company’s and the Bank’s directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(a)            Properties

The Company’s and the Bank’s main office is located in Washington Township, Gloucester County, New Jersey, in an office building of approximately 13,000 square feet. The main office facilities include teller windows, a lobby area, drive-through windows, automated teller machine, a night depository, and executive and administrative offices. In December 2002, the Bank executed its lease option to purchase the building for $1.5 million.

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a loan production office in Havertown Pennsylvania. These offices were opened by the Bank in September 2002, February 2003, August 2006 and October 2007, respectively. The Northfield office, the Philadelphia office and loan production office are leased. The Washington Township office was purchased in February 2003. The Bank closed its loan production office in Millville, New Jersey in January of 2008.

Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2007, net property and equipment totaled approximately $3.2 million.

(b)           Investment Policies.

See “Item 1. Business” above for a general description of the Company’s investment policies, which are implemented by the Bank. The Bank’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1)	Investments in Real Estate or Interests in Real Estate. See “Item 1. Business - Lending Activities.”
(2)	Investments in Real Estate Mortgages. See “Item 1. Business - Lending Activities.”
(3)	Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See “Item 1. Business - Lending Activities.”
(c)	Description of Real Estate and Operating Data.
Not Applicable.
Item 3.	Legal Proceedings

On December 27, 2004, Republic First Bank filed an action captioned Republic First Bank v. Parke Bank and Vito S. Pantilione in the Superior Court of New Jersey Law Division, Gloucester County. The Bank believes that the action is without merit and intends to vigorously defend against it. The suit alleges, among other things, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract in connection with certain loans to two Parke Bank customers in which Republic First Bank became a participant. Republic First Bank is seeking unspecified damages and requesting that a receivership be appointed for certain collateral. The complaint in the action was served on us in January 2005. The Bank paid $100,000 to Republic First in January of 2008 in connection with a settlement between the parties that was reached in December of 2007.

In January, 2007, The Bank reached a final agreement with both Atlantic Central Bankers Bank and New Century Bank in connection with their action filed against the Bank in 2005 alleging breach of participation agreements and fraudulent misrepresentation in connection with the plaintiffs’ participations in loans to the same Parke Bank customers as the First Republic matter discussed above. Their lawsuit against Parke Bank was dismissed in February, 2007. In connection with this settlement, the Bank paid $150,000 and $60,000, respectively to Atlantic Central Bankers Bank and New Century Bank in February and March of 2007, respectively.

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

Other than the foregoing, at December 31, 2007, the Company was not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2007 Annual Report is incorporated herein by reference.
(b)	Not applicable.
(c)	Treasury stock repurchases during the fourth quarter of 2007 for Parke Bancorp, Inc. were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs

October, 2007	—	$—	—	69,286
November, 2007	16,185	14.97	16,185	53,101
December, 2007	5,000	14.21	5,000	48,101

Total	21,185	$12.66	21,185

On November 9, 2005, the Board of Directors authorized 151,800 shares (adjusted for stock dividends), or approximately 5%, of the issued and outstanding common stock for repurchase by the Company. As of December 31, 2007, the Company has repurchased 110,061 of the authorized shares.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2007 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Liquidity — Rate Sensitivity Analysis” in the Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements listed under Item 15 are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).	Controls and Procedures
(a)	Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting

1.  Management's Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s 2007 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

2. Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

3. Changes in internal control over financial reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I - Election of Directors” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be furnished without charge upon written request to the Chief Financial Officer, Parke Bancorp, Inc., 601 Delsea Drive, Washington Township, New Jersey, 08080.

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant’s Board of Directors since the date of the Registrant’s last proxy statement mailed to its stockholders.

Item 11.	Executive Compensation

The information contained in the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)             Security Ownership of Certain Beneficial Owners

  The information contained in the section captioned “Proposal I – Election of Directors” in the Proxy Statement is incorporated herein by reference.

(b)             Security Ownership of Management

The information contained in the section captioned “Proposal I – Election of Directors” in the Proxy Statement is incorporated herein by reference.

(c)        Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	339,515	$ 12.66	162,457

Total	339,515	$ 12.66	162,457

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned “Related Party Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Listed below are all financial statements and exhibits filed as part of this report.
1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:
•	Management’s Report on Internal Controls
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2007 and 2006
•	Consolidated Statements of Income For the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements
2.	Schedules omitted as they are not applicable.
3.	The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Certificate of Incorporation of Parke Bancorp, Inc.*
3(ii)	Bylaws of Parke Bancorp, Inc.*
4.1	Specimen stock certificate of Parke Bancorp, Inc.*
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc.*
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione***
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Robert Kuehl, Paul Palmieri and David Middlebrook***
10.3	Supplemental Executive Retirement Plan*
10.4	1999 Stock Option Plan*
10.5	2002 Stock Option Plan*
10.6	2003 Stock Option Plan*
10.7	2005 Stock Option Plan**
13	Annual Report to Stockholders for the fiscal year ended December 31, 2007
21	Subsidiaries of the Registrant
23	Consent of McGladrey & Pullen, LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
**	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.
Dated: March 28, 2008		/s/ Vito S. Pantilione
	By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2008.

/s/ Celestino R. Pennoni		/s/ Vito S. Pantilione
Celestino R. Pennoni Chairman		Vito S. Pantilione President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Fred G. Choate
Fred G. Choate Director		Daniel J. Dalton Director
/s/ Thomas Hedenberg
Arret F. Dobson Director		Thomas Hedenberg Director

Edward Infantolino Director		Anthony J. Jannetti Director
/s/ Jeffrey H. Krippitz		/s/ Richard Phalines
Jeffrey H. Krippitz Director		Richard Phalines Director
/s/ Jack C. Sheppard, Jr.
Jack C. Sheppard, Jr. Director		Ray H. Tresch Director
/s/Robert A. Kuehl
Robert A. Kuehl Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)