Form 10-Q
period 2008-03-31
PARKE BANCORP, INC.
filed 2008-05-15
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.000-51338

PARKE BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	65-1241959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Delsea Drive, Washington Township, New Jersey	08080
(Address of principal executive offices)	(Zip Code)

856-256-2500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐			No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2008, there were issued and outstanding 3,727,818 shares of the registrant’s common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Amounts in thousands, except per share data)
Assets

Cash and due from banks	$6,549	$4,624
Federal funds sold and cash equivalents	19,608	4,554
Total cash and cash equivalents	26,157	9,178

Investment securities available for sale, at fair value	36,133	29,782
Investment securities held to maturity, at amortized cost
(fair value 2008 - $2,487; 2007 - $2,410)	2,462	2,456
Total investment securities	38,595	32,238

Restricted stock, at cost	1,697	1,473

Loans	434,126	408,389
Less: allowance for loan losses	(6,079)	(5,706)
Total net loans	428,047	402,683

Bank owned life insurance	4,862	4,815
Bank premises and equipment, net	3,177	3,217
Accrued interest receivable	2,763	2,633
Other assets	4,652	4,558

Total assets	$509,950	$460,795

(Continued)

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Amounts in thousands, except per share data)
Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand	$19,283	$17,869
Interest-bearing	403,854	361,611
Total deposits	423,137	379,480

Federal Home Loan Bank borrowings	26,887	21,919
Other borrowed funds	5,000	5,000
Subordinated debentures	13,403	13,403
Accrued interest payable	2,045	1,991
Other accrued liabilities	2,242	2,585
Total liabilities	472,714	424,378

Commitments and Contingencies (Note 1)

Shareholders' Equity
Preferred stock,
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
$.10 par value, 10,000,000 shares authorized; 3,844,722 and
3,307,569 shares issued at March 31, 2008 and
December 31, 2007, respectively	383	331
Additional paid-in capital	34,232	26,798
Retained earnings	5,925	11,897
Treasury stock (126,570 shares at March 31, 2008 and 110,061 shares at December 31, 2007), at cost	(1,819)	(1,819)
Accumulated other comprehensive loss	(1,485)	(790)
Total shareholders' equity	37,236	36,417

Total liabilities and shareholders' equity	$509,950	$460,795

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
	2008	2007
	(Amounts in thousands, except share data)

Interest and Dividend Income
Interest and fees on loans	$8,224	$6,942
Interest and dividends on securities	556	386
Interest on federal funds sold and cash equivalents	108	91
Total interest and dividend income	8,888	7,419

Interest Expense
Interest on deposits	4,422	3,358
Interest on borrowings	535	522
Total interest expense	4,957	3,880

Net interest income	3,931	3,539

Provision for Loan Losses	360	500
Net interest income after provision for loan losses	3,571	3,039

Noninterest Income
Loan fees	171	51
Bank owned life insurance income	47	44
Service charges on deposit accounts	54	36
Other miscellaneous fee income	12	395
Total noninterest income	284	526

Noninterest Expense
Compensation and benefits	872	786
Occupancy and equipment	173	190
Professional services	172	114
Loss on write down of foreclosed asset	75	—
Data processing	71	96
Marketing and business development	56	67
Other operating expenses	305	226
Total noninterest expense	1,724	1,479

Income Before Income Tax Expense	2,131	2,086

Income Tax Expense	832	809

Net income	$1,299	$1,277

Net Income Per Common Share:
Basic	$0.35	$0.35
Diluted	$0.31	$0.31

Weighted Average Shares Outstanding:
Basic	3,699,969	3,609,547
Diluted	4,134,750	4,122,659

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(Amounts in thousands)

Balance, December 31, 2006	$288	$21,153	$10,848	$(420)	$(1,160)	$30,709
Stock options and warrants exercised	5	407	—	—	—	412
Stock compensation	—	8	—	—	—	8
10% common stock dividend	29	4,770	(4,799)	—	—	—
Comprehensive income
Net income	—	—	1,277	—	—	1,277
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	62	—	62
Pension liability adjustments, net of tax	—	—	—	5	—	5
Total comprehensive income						1,344

Balance, March 31, 2007	$322	$26,338	$7,326	$(353)	$(1,160)	$32,473

Balance, December 31, 2007	$331	$26,798	$11,897	$(790)	$(1,819)	$36,417
Stock options and warrants exercised	4	203	—	—	—	207
Stock compensation	—	8	—	—	—	8
15% common stock dividend	48	7,223	(7,271)	—	—	—
Comprehensive income
Net income	—	—	1,299	—	—	1,299
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	(703)	—	(703)
Pension liability adjustments, net of tax	—	—	—	8	—	8
Total comprehensive income						604

Balance, March 31, 2008	$383	$34,232	$5,925	$(1,485)	$(1,819)	$37,236

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended March 31,
	(Amounts in thousands)

	2008	2007

Cash Flows from Operating Activities
Net income	$1,299	$1,277
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	75	79
Provision for loan losses	360	500
Stock compensation	8	8
Bank owned life insurance	(47)	(44)
Supplemental executive retirement plan	82	65
Loss on write down of foreclosed asset	75	—
Net accretion of purchase premiums and discounts on securities	(30)	(11)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	177	(468)
Decrease in accrued interest payable and other accrued liabilities	(371)	(347)
Net cash provided by operating activities	1,628	1,059

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(9,689)	(3,481)
Redemption (purchases) of restricted stock	(224)	114
Proceeds from maturities of investment securities available for sale	1,500	1,550
Principal payments on mortgage-backed securities	691	331
Net increase in loans	(25,724)	(46,512)
Purchases of bank premises and equipment	(35)	(8)
Net cash used in investing activities	(33,481)	(48,006)

Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants	207	412
Net decrease in Federal Home Loan Bank short term borrowings	—	(100)
Proceeds from Federal Home Loan Bank advances	5,000	4,500
Payments of Federal Home Loan Bank advances	(32)	(6,929)
Net increase in noninterest-bearing deposits	1,414	9,303
Net increase in interest-bearing deposits	42,243	46,304
Net cash provided by financing activities	48,832	53,490

Increase in cash and cash equivalents	16,979	6,543

Cash and Cash Equivalents, January 1,	9,178	11,261

Cash and Cash Equivalents, March 31,	$26,157	$17,804

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$4,902	$3,642
Income taxes	$852	$811

See Notes to Consolidated Financial Statements.

NOTE 1. GENERAL

Business

Parke Bancorp, Inc. (“Parke Bancorp” or the “Company”) is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the “Bank”).

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania and has a loan production office in Havertown, Pennsylvania.

Financial Statements

The accompanying financial statements as of March 31, 2008 and for the three month period ended March 31, 2008 and 2007 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other periods.

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

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as “available-for-sale” and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary may result in write downs of the individual securities to their fair value and would be included in non-interest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of March 31, 2008 are primarily the result of market changes in interest rates since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary. (See Note 8 “Fair Value Measurement”).

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007 was 3,699,969 and 3,609,547, respectively.

Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 434,781 and 513,112 additional shares for the three months ended March 31, 2008 and 2007, respectively.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Both basic and diluted earnings per share calculations give retroactive effect to stock dividends declared, including the most recently completed 15% stock dividend that was effective April 18, 2008.

NOTE 3. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 Share-Based Payment (Revised 2004) (“SFAS 123R”) utilizing the modified prospective approach. Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Company did not restate prior period results.

Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards effective January 1, 2006. No options were granted in 2008 or 2007.

As of March 31, 2008 and December 31, 2007, there were 11,385 unvested options after adjusting for the stock dividend in April 2008. Compensation cost related to share-based payments amounted to $8,262 during the first three months of 2008, which were related to options issued in 2006. As of March 31, 2008, there was approximately $54,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.50 years.

NOTE 4. REGULATORY RESTRICTIONS

The Bank is subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2008
(Amounts in thousands)

Total Risk Based Capital	$57,218	11.76%	$38,936	8%	$48,670	10%
(to Risk Weighted Assets)

Tier I Capital	$51,139	10.51%	$19,468	4%	$29,202	6%
(to Risk Weighted Assets)

Tier I Capital	$51,139	10.46%	$19,549	4%	$24,437	5%
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007
(Amounts in thousands)

Total Risk Based Capital	$55,583	12.39%	$35,885	8%	$44,856	10%
(to Risk Weighted Assets)

Tier I Capital	$49,975	11.14%	$17,942	4%	$26,913	6%
(to Risk Weighted Assets)

Tier I Capital	$49,975	11.19%	$17,867	4%	$22,334	5%
(to Average Assets)

Management believes, as of March 31, 2008 and December 31, 2007, that the Bank met all capital adequacy requirements to which it was subject.

NOTE 5. SUBORDINATED DEBENTURES

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3.0 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 4.30% at March 31, 2008. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after June 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. The Company files United States (US) federal income tax returns and state tax returns in New Jersey. Based upon the statute of limitations, the Company is no longer subject to US federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2006 and the deferred tax benefits accrued in the 2007 annual financial statements, management determined that all tax positions taken had a probability of greater than 50 percent of being sustained and that 100 percent of the benefits accrued were expected to be realized. Management has a high confidence level in the technical merits of the positions. It believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, no liability has been recorded for unrecognized tax benefits.

NOTE 7. COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table.

	For the three months ended March 31,
	2008	2007
	(Amounts in thousands)

Net income	$1,299	$1,277
Unrealized gains (losses) on securities (net of tax of $468 and $41)	(703)	62
Minimum pension liability (net of tax of $27 and $23)	8	5
	$604	$1,344

NOTE 8. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company has not elected the fair value option for any existing financial assets or liabilities and consequently did not have any adoption related adjustments.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs applied in the valuation technique. These inputs can be classified as readily observable, market corroborated, or

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

generally unobservable. The Company utilizes techniques that maximize the use of observable inputs whenever available and minimize the use of unobservable inputs. The Company is required to provide the following information according to the fair value hierarchy based upon observable inputs used in valuation techniques. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed as follows:

Level 1 Inputs

1)	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
2)

Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs

1)	Quoted prices for similar assets or liabilities in active markets.
2)	Quoted prices for identical or similar assets or liabilities in markets that are not active.
3)

Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

4)	Generally, this includes U.S. Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs

1)	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
2)

These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Portfolio

The fair value of securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1). If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or significant management judgment or estimation based upon unobservable inputs due to limited or no market activity of the instrument (Level 3).

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Securities available for sale	$—	$31,537	$4,596	$36,133
Securities held to maturity	$—	$2,487	$—	$2,487

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Securities Available for Sale
(Amounts in thousands)
Beginning balance at January 1, 2008	$5,735
Total net gains (losses) included in:
Net income	—
Other comprehensive income	(1,140)
Purchases, sales, issuances and settlements, net	—
Net transfers within Level 3	—
Ending balance March 31, 2008	$4,595

Net unrealized gains (losses) included in net income for the quarter relating to assets held at March 31, 2008	$—

No gains and losses (realized and unrealized) included in earnings above were reported in non-interest income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company also cautions readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date on which they are given. The Company is not obligated to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after any such date. Readers should carefully review the documents the Company files from time to time with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K and any current reports on Form 8-K.

General

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as service charges, earnings from bank owned life insurance (BOLI), loan exit fees and other fees. The Company’s non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Company is also subject to losses in its loan portfolio if borrowers fail to meet their obligations. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

(Unaudited)

The following discussion compares the results of operations for the three month period ended March 31, 2008 to the results of operations for the three month period ended March 31, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2007 Annual Report on Form 10-K.

Net Income. For the three months ended March 31, 2008, net income totaled $1.3 million, representing an increase of $22,000, or 1.7%, above the quarter ended March 31, 2007. Diluted earnings per share amounted to $0.31 per share for each of the first quarters of 2008 and 2007. Increased net income for the current quarter was attributable primarily to continued growth in the loan portfolio during the past year and the recently completed quarter, which was mostly offset by increased non-interest expense and a decrease in non-interest income year over year.

Net Interest Income. Our primary source of earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest expense incurred on the interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances (“volume”) and the rate spreads between the interest-earning assets and our funding sources.

Net interest income of $3.9 million for the quarter ended March 31, 2008, increased by $392,000, or 11.1%, from the comparable quarter of 2007. The improvement was mainly attributable to an increase in average interest-earning assets, primarily loans, which was partially offset by a decline in the net interest margin. Interest income of $8.9 million increased $1.5 million, or 19.8%, from the comparable quarter of 2007 due to an increase in average interest-earning assets of $108.3 million that was partially offset by a decline in the yield on average interest-earning assets. The yield on average interest-earning assets declined by 68 basis points from 8.20% in the first quarter of 2007 to 7.52% in the first quarter of 2008.

Interest expense of $5.0 million for the quarter ended March 31, 2008, increased $1.1 million, or 27.8%, above the comparable quarter of 2007 due to an increase in average interest-bearing liabilities that was partially offset by a decline in interest rates paid. Average interest-bearing liabilities amounted to $427.9 million in the first quarter of 2008 and increased $101.6 million, or 31.1%, above the comparable quarter of 2007. The rate paid on interest-bearing liabilities for the first quarter of 2008 was 4.66%, which was a reduction of 16 basis points from the average rate paid in the comparable quarter of 2007.

The net interest margin of 3.33% for the first quarter of 2008 declined from 3.91% for the quarter ended March 31, 2007 due mainly to the previously noted 68 basis point decline in the yield on interest-earning assets, which was mainly related to prime-based commercial loans. This was partially offset by the 16 basis point decline in the average rate paid on interest-bearing liabilities. The Federal Reserve has reduced the fed funds rate by 300 basis points during the past six months which has generally reduced the yields on the Company’s prime-based commercial loans by a corresponding amount. The prime-based commercial loans represent slightly more than one-half of the commercial loan portfolio. However the interest rates paid for deposits, both retail and brokered certificates of deposit, have declined at a much slower pace due to competitive pricing by other financial institutions, resulting in a lower net interest margin.

Provision for Loan Losses. The provision for loan losses amounted to $360,000 for the three months ended March 31, 2008, and was substantially attributed to loan growth during the quarter and consistent with management’s evaluation of portfolio credit quality. The provision for the comparable period of 2007 amounted to $500,000. The year over year decrease reflected significant loan growth during the first quarter of 2007 as compared to 2008. At March 31, 2008, the allowance for loan losses amounted to 1.40% of total gross loans consistent with results at December 31, 2007. There were no loan charge-offs during the first quarter of 2008.

Non-interest Income. Non-interest income of $284,000 for the quarter ended March 31, 2008 decreased from $526,000 for the comparable quarter of 2007. This decline was entirely attributed to the receipt of insurance reimbursements totaling $377,000 in the first quarter of 2007 for legal and other expenses incurred during the past few years related to recently settled lawsuits and costs associated with repossessed assets, respectively, that were partially covered by the Company’s insurance. Excluding these insurance reimbursements from the prior year, non-interest income for the current quarter would have increased by $135,000 from the comparable quarter of 2007 mainly due to a higher level of exit fees related to loans for the Company.

Non-interest Expense. For the quarter ended March 31, 2008, non-interest expense increased by $245,000, or 16.6%, to $1.7 million compared to $1.5 million for the same period of 2007. The higher expense level was associated with increased staffing costs of $86,000 related to annual merit raises, higher cost fringe benefits and a new loan production office in Havertown, Pennsylvania; increased professional services of $58,000 due primarily to higher legal expenses for lending matters; a loss on the write-down of a foreclosed asset of $75,000, and higher other operating expenses of $79,000 due mainly to an FDIC insurance expense increase in July of 2007. Offsetting this increase were modest declines in occupancy and equipment, data processing and marketing.

Income Taxes. The Company recorded income tax expense of $832,000 on income before taxes of $2.1 million for the three months ended March 31, 2008, resulting in an effective tax rate of 39.0%, compared to income tax expense of $809,000 on income before taxes of $2.1 million for the same period of 2007, resulting in an effective tax rate of 38.8%.

	Interest Yield Table
	For the three months ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Loans ¹	$424,098	$8,224	7.80%	$331,392	$6,942	8.50%
Investment securities	37,169	556	6.02	28,575	386	5.48

Federal funds sold and money markets	13,998	108	3.10	6,990	91	5.28
Total interest-earning assets	475,265	$8,888	7.52	366,957	$7,419	8.20

Allowance for loan loss	(5,870)			(4,592)
Other assets	19,002			18,319
Total assets	$488,397			$380,684

Liabilities and Shareholders' Equity
NOWs	$13,481	$94	2.80%	$9,441	$37	1.59%
Money markets	32,183	298	3.72	20,970	212	4.10
Savings	31,996	286	3.60	26,304	240	3.70
Time deposits	166,887	2,021	4.87	135,751	1,672	5.00
Brokered certificates of deposit	139,969	1,723	4.95	95,383	1,197	5.09
Total interest-bearing deposits	384,516	4,422	4.63	287,849	3,358	4.73
Borrowings	43,417	535	4.96	38,506	522	5.50
Total interest-bearing liabilities	427,933	$4,957	4.66	326,355	$3,880	4.82

Non-interest bearing demand deposits	19,040			18,798
Other liabilities	3,867			3,678
Shareholder's equity	37,557			31,853
Total liabilities and shareholders' equity	$488,397			$380,684

Net interest income		$3,931			$3,539

Interest rate spread ²			2.86%			3.38%

Net interest margin ³			3.33%			3.91%

[1]	Non-accrual loans are included in the average balance. Income includes SFAS No. 91 loan fees.
[2]	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
[3]	Net interest margin is the ratio of net interest income to average total interest-earning assets.

Financial Condition

At March 31, 2008 and December 31, 2007

(unaudited)

The following discussion compares the financial condition at March 31, 2008 to the financial condition at December 31, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2007 Annual Report on Form 10-K.

Total assets at March 31, 2008 amounted to $510.0 million, compared to $460.8 million at December 31, 2007, resulting in an increase of $49.2 million, or 10.7%. This increase was driven primarily by loan growth as the Company continued to expand through business development of new and existing lending relationships.

Total loans at March 31, 2008 were $434.1 million, which represented an increase of $25.7 million, or 6.3% above the level of $408.4 million at December 31, 2007. Growth occurred in all loan categories but was concentrated in commercial loan growth due to continued strong business development. Investment securities amounted to $38.6 million at March 31, 2008 as compared to $32.2 million at December 31, 2007. Spreads on government agencies and mortgage-backed securities relative to U. S. Treasuries for comparable maturities presented very attractive buying opportunities for the Company’s investment portfolio during the past quarter.

The allowance for loan losses amounted to $6.1 million at March 31, 2008 compared to $5.7 million at December 31, 2007. The ratio of the allowance for loan losses to total loans was 1.40% at both March 31, 2008 and December 31, 2007. The Company’s management has taken nonperforming loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company’s management assessment of the risks within the portfolio based upon the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, consumer, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition, qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company’s credit policy; experience and depth of the lending staff; any national and local economic trends and conditions; and concentrations of credit within the total portfolio.

Although the Company’s management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance, which could significantly impact the Company’s financial results, if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company’s allowances may result from periodic loan, property and collateral reviews coupled with negative trends in the factors noted above and therefore cannot always be accurately predicted in advance.

Non-performing loans, expressed as a percentage of total loans, amounted to 0.12% at March 31, 2008 versus 0.20% at December 31, 2007. At March 31, 2008, the Company had $524,000 in non-accruing loans, which declined from $805,000 at December 31, 2007.

Borrowings, which included Federal Home Loan Bank Advances, repurchase agreements and subordinated debentures amounted to $45.3 million at March 31, 2008 and increased $5.0 million from $40.3 million at December 31, 2007 due to an increased reliance on competitively priced Federal Home Loan Bank advances.

Shareholders’ equity was $37.2 million at March 31, 2008 versus $36.4 million at December 31, 2007. Net income of $1.3 million coupled with additional capital from the exercise of warrants was partially offset by accumulated other comprehensive loss of $695,000 principally associated with mark to market losses in investment securities available for sale. During the first quarter of 2008, mark to market losses in the available for sale investment portfolio accounted for this loss ($1.1 million pre-tax), which occurred primarily in trust preferred securities within the corporate bond portfolio. The decline in the value of the trust preferred securities over the past quarter is primarily driven by liquidity issues and not credit issues as the current market for such investments has very limited liquidity. However the Company intends to hold these investments and expects the fair market valuations to return to their historical valuations once the credit markets stabilize and normal trading activity occurs for this type of investment.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to increased rate movements. Qualitative factors include the general economic environment in the Company’s market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled “Financial Condition”. Although management believes the level of this allowance as of March 31, 2008 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicted at this time.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 102.6% and 107.6% at March 31, 2008 and December 31, 2007, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three-month period ended March 31, 2008. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of March 31, 2008, the Company maintained lines of credit with the FHLB of $38.8 million, of which $31.9 million was outstanding at March 31, 2008.

As of March 31, 2008, the Company’s investment securities portfolio included $23.9 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is readily marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company’s management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital

A strong capital position is fundamental to support the continued growth of the Company. The Company is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity as adjusted for unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk in accordance with regulatory criteria. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

At March 31, 2008, the Company’s management believes that the Bank and the Company are “well-capitalized” and in compliance with all applicable regulatory requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.

Internal Controls

Changes in internal control over financial reporting. During the last quarter, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the foregoing, at March 31, 2008, the Company was not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Parke Bancorp, Inc., which was held on April 22, 2008, the shareholders of Parke Bancorp, Inc. elected all four directors who were nominated by the Company, as follows:

	Votes For		Votes Withheld
For Term Expiring 2011	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast

Thomas Hedenberg	2,771,369	97.0%	86,330	3.0%
Celestino R. Pennoni	2,772,144	97.0%	85,555	3.0%
Richard Phalines	2,772,144	97.0%	85,555	3.0%
Ray H. Tresch	2,772,144	97.0%	85,555	3.0%

The shareholders also adopted the resolution for the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008. Of shareholders that voted (86.2%), 2,768,828 (96.9%) approved the ratification, while 86,371 (3.0%) voted against the proposal and 2,500 (0.1%) abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Certifications required by Rule 13a-14(a).
32	Certification required by 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

/s/ Vito S. Pantilione
Date: May 14, 2008	Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert A. Kuehl
Date: May 14, 2008	Robert A. Kuehl
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)