Form 10-Q
period 2008-06-30
PARKE BANCORP, INC.
filed 2008-08-14
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2008, there were issued and outstanding 3,761,364 shares of the registrant’s common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T.	Controls and Procedures	25

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets	(Amounts in thousands, except share data)

Cash and due from banks	$4,005	$4,624
Federal funds sold and cash equivalents	7,662	4,554
Total cash and cash equivalents	11,667	9,178

Investment securities available for sale, at fair value	35,957	29,782
Investment securities held to maturity, at amortized cost
(fair value 2008 - $2,396; 2007 - $2,410)	2,468	2,456
Total investment securities	38,425	32,238

Restricted stock, at cost	2,226	1,473

Loans	466,358	408,389
Less: allowance for loan losses	(6,638)	(5,706)
Total net loans	459,720	402,683

Bank owned life insurance	4,910	4,815
Bank premises and equipment, net	3,114	3,217
Accrued interest receivable	2,713	2,633
Other assets	5,721	4,558

Total assets	$528,496	$460,795

See Notes to Consolidated Financial Statements

(Continued)

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007
	(Amounts in thousands, except share data)
Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand	$20,666	$17,869
Interest-bearing	411,525	361,611
Total deposits	432,191	379,480

Federal Home Loan Bank borrowings	30,605	21,919
Other borrowed funds	10,000	5,000
Subordinated debentures	13,403	13,403
Accrued interest payable	1,808	1,991
Other accrued liabilities	2,456	2,585
Total liabilities	490,463	424,378

Commitments and Contingencies (Note 1)

Shareholders' Equity
Preferred stock,
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
$.10 par value, 10,000,000 shares authorized; 3,882,642 and
3,307,569 shares issued at June 30, 2008 and
December 31, 2007, respectively	387	331
Additional paid-in capital	34,425	26,798
Retained earnings	6,922	11,897
Treasury stock (126,570 shares in at June 30, 2008 and 110,061 shares at December 31, 2007), at cost	(1,819)	(1,819)
Accumulated other comprehensive loss	(1,882)	(790)
Total shareholders' equity	38,033	36,417

Total liabilities and shareholders' equity	$528,496	$460,795

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except share data)		(Amounts in thousands, except share data)
Interest and Dividend Income
Interest and fees on loans	$16,527	$14,657	$8,303	$7,715
Interest and dividends on securities	1,135	788	579	402
Interest on federal funds sold and cash equivalents	175	132	67	41
Total interest and dividend income	17,837	15,577	8,949	8,158

Interest Expense
Interest on deposits	8,719	7,253	4,297	3,895
Interest on borrowings	1,063	991	528	469
Total interest expense	9,782	8,244	4,825	4,364

Net interest income	8,055	7,333	4,124	3,794

Provision for Loan Losses	924	710	564	210
Net interest income after provision for loan losses	7,131	6,623	3,560	3,584

Noninterest Income
Loan fees	246	103	75	52
Bank owned life insurance income	94	90	47	46
Service charges on deposit accounts	89	77	35	41
Net (loss) on the sale of securities	—	(15)	—	(15)
Other than temporary decline in value of investments	(488)	—	(488)	—
Gain on sale of other real estate owned	—	205	—	205
Other miscellaneous fee income	50	410	38	15
Total noninterest income	(9)	870	(293)	344

Noninterest Expense
Compensation and benefits	1,733	1,486	861	700
Professional services	409	300	237	186
Occupancy and equipment	362	372	189	182
Directors fees	150	107	71	56
Data processing	140	194	69	98
Marketing and business development	113	141	57	74
FDIC insurance	113	17	58	9
Loss on write down of foreclosed asset	75	—	—	—
Other operating expenses	344	336	173	169
Total noninterest expense	3,439	2,953	1,715	1,474

Income Before Income Tax Expense	3,683	4,540	1,552	2,454

Income Tax Expense	1,383	1,781	551	972

Net income	$2,300	$2,759	$1,001	$1,482

Net Income Per Common Share:
Basic	$0.62	$0.76	$0.27	$0.41
Diluted	$0.55	$0.67	$0.24	$0.36

Weighted Average Shares Outstanding:
Basic	3,718,193	3,624,110	3,736,418	3,638,513
Diluted	4,148,980	4,141,889	4,163,040	4,159,768

See Notes to Consolidated Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(Amounts in thousands)

Balance, December 31, 2006	$288	$21,153	$10,848	$(420)	$(1,160)	$30,709
Stock options and warrants exercised	6	441	—	—	—	447
Stock compensation	—	16	—	—	—	16
10% common stock dividend	29	4,769	(4,798)	—	—	—
Cash dividends-cash in lieu of stock dividend			(4)			(4)
Treasury stock purchased (7,800 shares)	—	—	—	—	(129)	(129)
Comprehensive income
Net income	—	—	2,759	—	—	2,759
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	(173)	—	(173)
Pension liability adjustments, net of tax	—	—	—	10	—	10
Total comprehensive income						2,596

Balance, June 30, 2007	$323	$26,379	$8,805	$(583)	$(1,289)	$33,635

Balance, December 31, 2007	$331	$26,798	$11,897	$(790)	$(1,819)	$36,417
Stock options and warrants exercised	8	388	—	—	—	396
Stock compensation	—	16	—	—	—	16
15% common stock dividend	48	7,223	(7,271)	—	—	—
Cash dividends-cash in lieu of stock dividend			(4)			(4)
Comprehensive income
Net income	—	—	2,300	—	—	2,300
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	(1,107)	—	(1,107)
Pension liability adjustments, net of tax	—	—	—	15	—	15
Total comprehensive income						1,208

Balance, June 30, 2008	$387	$34,425	$6,922	$(1,882)	$(1,819)	$38,033

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2008	2007
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,300	$2,759
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	152	154
Provision for loan losses	924	710
Stock compensation	16	16
Bank owned life insurance	(94)	(90)
Supplemental executive retirement plan	163	130
Loss on write down of foreclosed asset	75	—
Other than temporary decline in value of investments	488	—
Realized losses on sales of securities	—	15
Net accretion of purchase premiums and discounts on securities	(56)	(25)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(566)	438
Decrease in accrued interest payable and other accrued liabilities	(475)	(801)
Net cash provided by operating activities	2,927	3,306

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(12,425)	(7,288)
Purchases of restricted stock	(753)	(264)
Proceeds from sales of investment securities available for sale	—	985
Proceeds from maturities of investment securities available for sale	2,500	2,050
Principal payments on mortgage-backed securities	1,461	695
Net increase in loans	(57,961)	(61,800)
Purchases of bank premises and equipment	(49)	(8)
Net cash used in investing activities	(67,227)	(65,630)

Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants	396	447
Purchase of treasury stock	—	(129)
Cash dividends paid	(4)	(4)
Net increase in Federal Home Loan Bank short term borrowings	5,000	6,150
Proceeds from Federal Home Loan Bank advances	10,000	4,500
Payments of Federal Home Loan Bank advances	(1,314)	(6,960)
Proceeds from issuance of subordinated debentures	—	3,000
Net increase in noninterest-bearing deposits	2,796	1,842
Net increase in interest-bearing deposits	49,915	50,075
Net cash provided by financing activities	66,789	58,921

Increase (decrease) in cash and cash equivalents	2,489	(3,403)

Cash and Cash Equivalents, January 1,	9,178	11,261

Cash and Cash Equivalents, June 30,	$11,667	$7,858

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$9,964	$8,042
Income taxes	$2,277	$2,311

See Notes to Consolidated Financial Statements.

NOTE 1. GENERAL

Business

Parke Bancorp, Inc. (“Parke Bancorp" or the “Company”) is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the “Bank”).

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through branches in Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania and has a loan production office in Havertown, Pennsylvania.

Financial Statements

The accompanying financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other periods.

Basis of Financial Statement Presentation

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets and Farm Folly, LLC. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. All significant inter-company balances and transactions have been eliminated. Such statements have been prepared in accordance with GAAP and general practice within the banking industry.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as “available-for-sale” and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary have resulted in write downs of the individual securities to their fair value and are included in non-interest income in the consolidated statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company owns $1 million combined par value of preferred stock issued by the government sponsored enterprises (GSEs) known as Fannie Mae and Freddie Mac. Due to the Congressional approval of the Housing and Economic Recovery Act of 2008, a downgrade in Fannie and Freddie’s preferred stock credit ratings and the extent of the GSEs recently reported second quarter losses; the Company prudently recorded $488,000 in other-than-temporary impairment charges as of June 30, 2008. The net unrealized loss that existed as of June 30, 2008 in the available-for-sale investment portfolio is the result of market changes in interest rates since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value or maturity, substantiates the Company’s belief that the unrealized losses in the available-for-sale portfolio are temporary. The Company continuously monitors the investment portfolio to determine the impact of changing economic conditions. Should the Company determine that an impairment becomes other-than-temporary, the carrying value of the investment will be reduced and the unrealized loss will be recorded in the statement of income. (See Note 9 “Fair Value Measurement”).

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

outstanding. The weighted average number of common shares outstanding for the three months ended June 30, 2008 and 2007 was 3,736,418 and 3,638,513 respectively, and for the six months ended June 30, 2008 and 2007 was 3,718,193 and 3,624,110, respectively.

Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 426,622 and 521,255 additional shares for the three months ended June 30, 2008 and 2007, respectively, and for the six months ended June 30, 2008 and 2007 was 430,787 and 517,779, respectively.

Both basic and diluted earnings per share calculations give retroactive effect to stock dividends declared, including the most recent 15% stock dividend that was effective April 18, 2008.

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

As of June 30, 2008 and December 31, 2007, there were 11,385 unvested options after adjusting for the stock dividend in April 2008. Compensation cost related to share-based payments amounted to $16,526 during the first six months of 2008, which was related to options issued in 2006. As of June 30, 2008, there was approximately $45,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 1.25 years.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4. LOANS

The portfolio of the loans outstanding consists of:

	June 30, 2008		December 31, 2007
		Percentage of		Percentage of
	Amount	Gross Loans	Amount	Gross Loans
	(Amounts in thousands, except percentages)

Commercial	$15,651	3.3%	$14,899	3.7%
Real estate construction
Residential	3,102	0.7	2,091	0.5
Commercial	116,861	25.1	106,320	26.0
Real estate mortgage
Residential	25,295	5.4	24,488	6.0
Commercial	285,192	61.2	242,668	59.4
Consumer	20,257	4.3	17,923	4.4
Total Loans	$466,358	100.0%	$408,389	100.0%

At June 30, 2008, the $116.9 million reported for commercial real estate construction included $79.9 million in outstandings to commercial borrowers for the purpose of building one-to-four family houses. At December 31, 2007, the $106.3 million reported for commercial real estate construction included $76.6 million in outstandings to commercial borrowers for the purpose of building one-to-four family houses.

NOTE 5. REGULATORY RESTRICTIONS

The Company and the Bank are subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective actions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008
(Amounts in thousands)

Total Risk Based Capital	$59,693	11.7%	$40,806	8%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$53,319	10.5%	$20,403	4%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$53,319	10.2%	$20,982	4%	N/A	N/A
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
(Amounts in thousands)

Total Risk Based Capital	$55,198	12.3%	$35,916	8%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$49,590	11.1%	$17,958	4%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$49,590	11.1%	$17,872	4%	N/A	N/A
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008
(Amounts in thousands)

Total Risk Based Capital	$58,983	11.6%	$40,775	8%	$50,969	10%
(to Risk Weighted Assets)

Tier I Capital	$52,609	10.3%	$20,388	4%	$30,581	6%
(to Risk Weighted Assets)

Tier I Capital	$52,609	10.0%	$20,967	4%	$26,208	5%
(to Average Assets)

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
(Amounts in thousands)

Total Risk Based Capital	$55,583	12.4%	$35,885	8%	$44,856	10%
(to Risk Weighted Assets)

Tier I Capital	$49,975	11.1%	$17,942	4%	$26,913	6%
(to Risk Weighted Assets)

Tier I Capital	$49,975	11.2%	$17,867	4%	$22,334	5%
(to Average Assets)

Management believes, as of June 30, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 6. SUBORDINATED DEBENTURES

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3.0 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 4.28% at June 30, 2008. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after June 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

NOTE 7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. The Company files United States (US) federal income tax returns and state tax returns in New Jersey. Based upon the statute of limitations, the Company is no longer subject to US federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2006 and the deferred tax benefits accrued in the 2007 annual financial statements, management determined that all tax positions taken had a probability of greater than 50 percent of being sustained and that 100 percent of the benefits accrued were expected to be realized. Management has a high confidence level in the technical merits of the positions and believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, no liability for unrecognized tax benefits has been recorded.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table.

	For the three months ended June 30,
	2008	2007
	(Amounts in thousands)

Net income	$1,001	$1,482
Unrealized losses on securities (net of tax of $270 and $156)	(404)	(235)
Minimum pension liability (net of tax)	7	5
	$604	$1,252

	For the six months ended June 30,
	2008	2007
	(Amounts in thousands)

Net income	$2,300	$2,759
Unrealized losses on securities (net of tax of $738 and $115)	(1,107)	(173)
Minimum pension liability (net of tax)	15	10
	$1,208	$2,596

NOTE 9. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company has not elected the fair value option for any existing financial assets or liabilities and consequently did not have any adoption-related adjustments.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs applied in the valuation technique. These inputs can be classified as readily observable, market corroborated, or generally unobservable. The Company utilizes techniques that maximize the use of observable inputs whenever available and minimize the use of unobservable inputs. The Company is required to provide the following information according to the fair value hierarchy based upon observable inputs used in valuation techniques. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed as follows:

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Level 1 Inputs:

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

Level 2 Inputs:

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

4)   Generally, this includes U.S. Government and agency mortgage-backed securities and preferred stocks, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs:

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

3)	Generally, this includes trust preferred securities.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Securities Portfolio

The fair value of securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1). When listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or significant management judgment or estimation based upon unobservable inputs due to limited or no market activity of the instrument (Level 3).

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)

Securities available for sale	$—	$31,369	$4,588	$35,957
Securities held to maturity	$—	$2,396	$—	$2,396

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Securities Available for Sale
(Amounts in thousands)

Beginning balance at January 1, 2008	$5,735
Total net gains (losses) included in:
Net income	—
Other comprehensive loss	(1,147)
Purchases, sales, issuances and settlements, net	—
Net transfers within Level 3	—
Ending balance June 30, 2008	$4,588

Net unrealized gains (losses) included in net income for the quarter relating to assets held at June 30, 2008	$—

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

(unaudited)

The following discussion compares the results of operations for the three month period ended June 30, 2008 to the results of operations for the three month period ended June 30, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2007 Annual Report on Form 10-K.

Results of Operations

Net Income. For the quarter ended June 30, 2008, net income totaled $1.0 million, compared to $1.5 million for the quarter ended June 30, 2007. Diluted earnings per share for the three months ended June 30, 2008 totaled $0.24, compared to $0.36 per share for the same period of 2007. All prior period earnings per share information have been adjusted for the 15% stock dividend paid in the second quarter of 2008. The reduction in net income for the three months ended June 30, 2008 was attributable to $488,000 in other-than-temporary impairment charges on Fannie Mae and Freddie Mac preferred stocks, an increase in the provision for loan losses of $354,000, a decline in non-interest income of $149,000 and an increase in non-interest expense of $241,000, which were partially offset by an increase in net interest income of $330,000.

Net Interest Income. Our primary source of earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances (“volume”) and the rate spreads between the interest-earning assets and our funding sources.

Net interest income for the three months ended June 30, 2008 totaled $4.1 million, an increase of 8.7% over $3.8 million for the three months ended June 30, 2007. The increase is attributable primarily to growth in the commercial real estate loan portfolio, which was partially offset by a decline in the net interest margin. Interest income of $8.9 million increased $791,000, or 9.7%, from the comparable quarter of 2007 due to an increase in average interest-earning assets of $113.6 million, or 28.7%, that was partially offset by a decline in the yield on average interest-earning assets. The average yield on earning assets fell 120 basis points to 7.07% for the second quarter of 2008 from 8.27% for the second quarter of 2007.

For the quarter ended June 30, 2008, interest expense of $4.8 million increased by $461,000, or 10.6%, from $4.4 million for the quarter ended June 30, 2007. In order to fund the Company’s asset growth, average interest-bearing liabilities grew $106.0 million, or 30%, in the second quarter of 2008 to $459.0 million from $353.0 million for the comparable 2007 period. The average rate paid on interest-bearing liabilities dropped 73 basis points to 4.23% for the three months ended June 30, 2008 from 4.96% for the same period of 2007.

The net interest margin of 3.26% for the second quarter of 2008 declined from 3.84% for the quarter ended June 30, 2007 due mainly to the previously noted 120 basis point decline in the yield on interest-earning assets, which was mainly related to prime-based commercial loans. This was partially offset by the 73 basis point decline in the average rate paid on interest-bearing liabilities. The Federal Reserve has reduced the fed funds rate by 325 basis points during the past nine months which has generally reduced the yields on the Company’s prime-based commercial loans by a corresponding amount. The prime-based commercial loans represent slightly more than one-half of the commercial loan portfolio. However the interest rates paid for deposits, both retail and brokered certificates of deposit, have declined at a much slower pace due to competitive pricing by other financial institutions, resulting in a lower net interest margin.

Provision for Loan Losses. The provision for loan losses amounted to $564,000 for the second quarter of 2008 as compared to $210,000 for the same quarter in 2007. The increase in the provision for the 2008 period was primarily due to the 25.2% increase in loan balances during the twelve months ended June 30, 2008.

Non-interest Income. Non-interest income for the quarter ended June 30, 2008 was a loss of $293,000 compared to $344,000 in income from the comparable quarter of 2007. The $637,000 decrease was mainly attributable to $488,000 in other-than-temporary impairment charges on Fannie Mae and Freddie Mac preferred stocks in the second quarter of 2008 and a pre-tax gain of $205,000 on the sale of a repossessed property in the second quarter of 2007. There was no gain on the sale of repossessed property in the 2008 second quarter and no other-than-temporary impairment charge in the 2007 second quarter.

Non-interest Expense. For the three months ended June 30, 2008, non-interest expenses increased $241,000, or 16.4%, to $1.7 million, compared to $1.5 million for the same period of 2007. The higher expense level was associated with increased staffing costs of $161,000 related to annual merit raises, staff additions, higher cost fringe benefits and a new loan production office in Havertown, Pennsylvania; increased professional services of $51,000 due primarily to higher legal expenses for lending matters; and increased FDIC insurance expense of $49,000 related to higher assessment rates for member banks that began in July 2007. Offsetting this increase were modest declines in data processing and marketing.

Income Taxes. The Company recorded income tax expense of $551,000, on income before taxes of $1.6 million for the three months ended June 30, 2008, resulting in an effective tax rate of 35.5%, compared to income tax expense of $972,000 on income before taxes of $2.5 million for the same period of 2007, resulting in an effective tax rate of 39.6%. The 2008 effective tax rate was affected by a $75,000 overaccrual from a prior tax period.

	Interest Yield Table
	For the three months ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Amounts in thousands, except percentages)
Assets
Loans ¹
Consumer	$19,860	$286	5.80%	$9,231	$173	7.51%
Commercial	409,322	7,565	7.43	330,349	7,124	8.65
Mortgage	27,049	452	6.72	23,346	418	7.19
Total loans	456,231	8,303	7.32	362,926	7,715	8.53

Investment securities	40,555	579	5.74	29,916	402	5.39

Federal funds sold and money markets	12,616	67	2.14	2,971	41	5.51
Total interest—earning assets	509,402	$8,949	7.07	395,813	$8,158	8.27

Allowance for loan loss	(6,308)			(5,053)
Other assets	19,429			18,623
Total assets	$522,523			$409,383

Liabilities and Shareholders' Equity
NOWs	$14,076	$87	2.49%	$7,878	$30	1.54%
Money markets	36,988	310	3.37	24,806	280	4.53
Savings	40,391	329	3.27	25,526	236	3.71
Time deposits	174,710	1,902	4.38	161,220	2,064	5.14
Brokered certificates of deposit	144,384	1,669	4.65	99,326	1,285	5.19
Total interest—bearing deposits	410,549	4,297	4.21	318,756	3,895	4.90
Borrowings	48,477	528	4.38	34,256	469	5.50
Total interest—bearing liabilities	459,026	$4,825	4.23	353,012	$4,364	4.96

Non—interest bearing demand deposits	21,379			19,131
Other liabilities	4,210			3,864
Shareholder's equity	37,908			33,376
Total liabilities and shareholders' equity	$522,523			$409,383

Net interest income		$4,124			$3,794

Interest rate spread ²			2.84%			3.31%

Net interest margin ³			3.26%			3.84%

[1]	Non-accrual loans are included in the average balance. Income includes SFAS No. 91 loan fees.
[2]	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
[3]	Net interest margin is the ratio of net interest income to average total interest-earning assets.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

(unaudited)

The following discussion compares the results of operations for the six months ended June 30, 2008 to the results of operations for the six months ended June 30, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2007 Annual Report on Form 10-K.

Results of Operations

Net Income. For the six months ended June 30, 2008, net income totaled $2.3 million, compared to $2.8 million for the six months ended June 30, 2007. Diluted earnings per share for the first six months of 2008 totaled $0.55, compared to $0.67 per share for the comparable period of 2007. All prior period earnings per share information have been adjusted for the 15% stock dividend paid in the second quarter of 2008. The decline in net income for the first six months of 2008 was attributable primarily to $488,000 in other-than-temporary impairment charges on Fannie Mae and Freddie Mac preferred stocks, a decrease in non-interest income of $391,000, an increase in provision for loan losses of $214,000, and an increase in non-interest expense of $486,000, which were partially offset by an increase in net interest income of $722,000.

Net Interest Income. Net interest income for the first six months of 2008 totaled $8.1 million, an increase of $722,000, or 9.8%, above $7.3 million for the six months ended June 30, 2007. The increase is attributable primarily to growth in the commercial loan portfolio, which was partially offset by a decline in the net interest margin. Interest income of $17.8 million increased $2.2 million, or 14.5%, from the comparable period of 2007 due to an increase in average interest-earning assets of $110.9 million, or 29.1%, that was partially offset by a decline in the yield on average interest-earning assets. Average loans outstanding of $440.2 million for the six months ended June 30, 2008 grew $92.9 million, or 26.8%, from the comparable period of 2007. The average yield on earning assets fell 94 basis points to 7.29% for the first six months of 2008 from 8.23% for the first six months of 2007.

Interest expense increased $1.6 million, or 18.7%, from $8.2 million for the six months ended June 30, 2007 to $9.8 million for the six months ended June 30, 2008. For the first half of 2008, average interest-bearing liabilities were $443.4 million, an increase of $103.7 million, or 30.5%, from $339.7 million for the comparable period in 2007. For the six months ended June 30, 2008, average interest-bearing deposits and average borrowings increased $94.1 million and $9.6 million, respectively, from the comparable period of 2007. The average rate paid on interest-bearing liabilities decreased to 4.44% for the period ended June 30, 2008 from 4.89% for the comparable period of 2007.

The net interest margin for the six month period ended June 30, 2008 was 3.29%, which was down from 3.88% for the comparable period of 2007 due mainly to the previously noted 94 basis point decline in the yield on interest-earning assets, which was mainly related to prime-based commercial loans. This was partially offset by the 45 basis point decline in the average rate paid on interest-bearing liabilities. The Federal Reserve has reduced the fed funds rate by 325 basis points during the past nine months which has generally reduced the yields on the Company’s prime-based commercial loans by a corresponding amount. The prime-based commercial loans represent slightly more than one-half of the commercial loan portfolio. However the interest rates paid for deposits, both retail and brokered certificates of deposit, have declined at a much slower pace due to competitive pricing by other financial institutions, resulting in a lower net interest margin.

Provision for Loan Losses. The provision for loan losses was $924,000 for the six months ended June 30, 2008, compared to $710,000 for the same period in 2007. The increase in the provision for the 2008 period was primarily due to the 25.2% increase in loan balances during the twelve months ended June 30, 2008.

Non-interest Income. Non-interest income was a loss of $9,000 for the six months ended June 30, 2008 compared to $870,000 in income for the comparable period of 2007. The $879,000 decline was principally due to the other-than-temporary impairment charge on investment securities of $488,000 in the second quarter of 2008, the gain on the sale of repossessed property in the second quarter of 2007 ($205,000) and the insurance reimbursements ($377,000) that occurred in the first quarter of 2007 which were partially offset by the higher level of loan exit fees ($143,000) in 2008.

Non-interest Expense. For the six months ended June 30, 2008, non-interest expense of $3.4 million increased by $486,000, or 16.5% compared to $3.0 million for the same period of 2007. The higher expense level was associated with increased staffing costs of $247,000 related to annual merit raises, staff additions, higher cost fringe benefits and a new loan production office in Havertown, Pennsylvania; increased professional services of $109,000 due primarily to higher legal expenses for lending matters; increased FDIC insurance expense of $96,000 related to higher assessment rates for member banks that began in July 2007; and a loss on the write-down of a foreclosed asset of 75,000. Offsetting this increase were modest declines in occupancy, data processing and marketing.

Income Taxes. The Company recorded income tax expense of $1.4 million on income before taxes of $3.7 million for the six months ended June 30, 2008, resulting in an effective tax rate of 37.6%, compared to income tax expense of $1.8 million on income before taxes of $4.5 million for the comparable period of 2007, resulting in an effective tax rate of 39.2%. The 2008 effective tax rate was affected by a $75,000 overaccrual for a prior tax period.

	Interest Yield Table
	For the six months ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Amounts in thousands, except percentages)
Assets
Loans ¹
Consumer	$18,992	$583	6.17%	$8,496	$320	7.59%
Commercial	394,129	15,039	7.67	315,866	13,540	8.64
Mortgage	27,043	905	6.73	22,884	797	7.03
Total loans	440,164	16,527	7.55	347,246	14,657	8.51

Investment securities	38,862	1,135	5.87	29,249	788	5.44

Federal funds sold and money markets	13,307	175	2.65	4,970	132	5.36
Total interest—earning assets	492,333	$17,837	7.29	381,465	$15,577	8.23

Allowance for loan loss	(6,089)			(4,824)
Other assets	19,215			18,472
Total assets	$505,459			$395,113

Liabilities and Shareholders' Equity
NOWs	$13,778	$181	2.64%	$8,655	$67	1.57%
Money markets	34,585	608	3.53	22,899	491	4.33
Savings	36,194	614	3.41	25,913	476	3.71
Time deposits	170,798	3,923	4.62	148,555	3,737	5.07
Brokered certificates of deposit	142,177	3,393	4.80	97,366	2,482	5.14
Total interest—bearing deposits	397,532	8,719	4.41	303,388	7,253	4.82
Borrowings	45,947	1,063	4.65	36,370	991	5.49
Total interest—bearing liabilities	443,479	$9,782	4.44	339,758	$8,244	4.89

Non—interest bearing demand deposits	20,209			18,965
Other liabilities	4,039			3,771
Shareholder's equity	37,732			32,619
Total liabilities and shareholders' equity	$505,459			$395,113

Net interest income		$8,055			$7,333

Interest rate spread ²			2.85%			3.34%

Net interest margin ³			3.29%			3.88%

[1]	Non-accrual loans are included in the average balance. Income includes SFAS No. 91 loan fees.
[2]	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
[3]	Net interest margin is the ratio of net interest income to average total interest-earning assets.

Financial Condition

At June 30, 2008 and December 31, 2007

(unaudited)

The following discussion compares the financial condition at June 30, 2008 to the financial condition at December 31, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2007 Annual Report on Form 10-K.

Total assets at June 30, 2008 amounted to $528.5 million, compared to $460.8 million at December 31, 2007, resulting in an increase of $67.7 million, or 14.7%. This increase was driven primarily by loan growth as the Company continued to expand its loan portfolio through development of new and existing business relationships.

Investment securities amounted to $38.4 million at June 30, 2008 versus $32.2 million at December 31, 2007. The Company owns $1 million combined par value of the government sponsored enterprises (GSEs) Fannie Mae’s and Freddie Mac’s preferred stock. Due to the Congressional approval of the Housing and Economic Recovery Act of 2008, a downgrade in Fannie and Freddie’s preferred stock credit ratings and the extent of the GSEs recently reported second quarter losses; the Company prudently recorded $488,000 in other-than-temporary impairment charges as of June 30, 2008. The net unrealized loss that existed as of June 30, 2008 in the available-for-sale investment portfolio is the result of market changes in interest rates since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value or maturity, substantiates the Company’s belief that the unrealized losses in the available-for-sale portfolio are temporary. The Company continuously monitors the investment portfolio to determine the impact of changing economic conditions. Should the Company determine that an impairment becomes other-than-temporary, the carrying value of the investment will be reduced and the unrealized loss will be recorded in the statement of income.

Total loans at June 30, 2008 were $466.4 million, which represented an increase of $58.0 million, or 14.2% above the level of $408.4 million at December 31, 2007. Growth occurred in all loan types but was concentrated in the commercial real estate loan portfolio due to continued strong business development.

The allowance for loan losses amounted to $6.6 million at June 30, 2008 compared to $5.7 million at December 31, 2007. The ratio of the allowance for loan losses to total loans increased from 1.40% at December 31, 2007 to 1.42% at June 30, 2008. The Company’s management has taken non-performing loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company’s management assessment of the risks within the portfolio based upon the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, consumer, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company’s credit policy; experience and depth of the lending staff; any national and local economic trends and conditions; and concentrations of credit within the total portfolio.

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category as the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	June 30, 2008		December 31, 2007
		Percentage of		Percentage of
	Amount	Gross Loans	Amount	Gross Loans
	(Amounts in thousands, except percentages)
Commercial	$223	3.4%	$209	3.7%
Real estate construction
Residential	44	0.7	22	0.5
Commercial	1,663	25.1	1,489	26.0
Real estate mortgage
Residential	360	5.4	257	6.0
Commercial	4,059	61.2	3,568	59.4
Consumer	288	4.3	161	4.4
Total Loans	$6,638	100.0%	$5,706	100.0%

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

Non-performing loans, expressed as a percentage of total loans, amounted to 0.36% at June 30, 2008 versus 0.20% at December 31, 2007. At June 30, 2008, the Company had $1.7 million in non-accruing loans, which increased from $805,000 at December 31, 2007. On June 30, 2008, the Bank had one loan relationship for $855,000 that went more than 90 days past due. Consequently, that relationship was placed on non-accrual.

Total deposits amounted to $432.2 million at June 30, 2008 and increased by $52.7 million, or 13.9%, from $379.5 million at December 31, 2007. While deposit balances were up in all categories, time deposits accounted for a majority of the increase in total deposits.

Borrowings, which included Federal Home Loan Bank (FHLB) advances, repurchase agreements and subordinated debentures amounted to $54.0 million at June 30, 2008, an increase of $13.7 million from $40.3 million at December 31, 2007. The Bank increased its favorably priced FHLB advances.

Shareholders’ equity was $38.0 million at June 30, 2008 and $36.4 million at December 31, 2007. Net income of $2.3 million coupled with additional capital from the exercise of warrants was partially offset by accumulated other comprehensive loss of $1.1 million principally associated with mark to market losses in investment securities available-for-sale. During the first two quarters of 2008, mark to market losses in the available-for-sale investment portfolio accounted for this loss ($1.8 million pre-tax), which occurred primarily in trust preferred securities within the corporate bond portfolio and in the collateralized mortgage-backed security portfolio. The decline in the value of the trust preferred and the collateralized mortgage-backed securities over the past two quarters is primarily driven by liquidity issues as the current market for such investments has become extremely illiquid.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-offs trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to increased rate movements. Qualitative factors include the general economic environment in the Company’s market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled “Financial Condition”. Although management believes the level of this allowance as of June 30, 2008 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 107.9% and 107.6% at June 30, 2008 and December 31, 2007, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six-month period ended June 30, 2008. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of June 30, 2008, the Company maintained lines of credit with the FHLB of $41.4 million, of which $35.6 million was outstanding at June 30, 2008. In July of 2008, the Company pledged additional collateral and increased its lines of credit with the FHLB to $61.4 million.

As of June 30, 2008, the Company’s investment securities portfolio included $24.4 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company’s management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital

A strong capital position is fundamental to support the continued growth of the Company. The Company and the Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity as adjusted for unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk in accordance with regulatory criteria. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

At June 30, 2008, the Company’s management believes that the Company and the Bank are “well-capitalized” and in compliance with all applicable regulatory requirements.

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

Internal Controls

Changes in internal control over financial reporting. During the last quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the foregoing, at June 30, 2008, the Company was not a party to any material legal proceedings.

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

PARKE BANCORP, INC.

/s/ Vito S. Pantilione
Date: August 14, 2008	Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

/s/ F. Steven Meddick
Date: August 14, 2008	F. Steven Meddick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)