Form 10-Q
period 2008-09-30
PARKE BANCORP, INC.
filed 2008-11-12
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2008, there were issued and outstanding 3,901,275 shares of the registrant’s common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	26

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$5,203	$4,624
Federal funds sold and cash equivalents	493	4,554
Total cash and cash equivalents	5,696	9,178

Investment securities available for sale, at fair value	34,343	29,782
Investment securities held to maturity, at amortized cost
(fair value 2008 - $2,196; 2007 - $2,410)	2,475	2,456
Total investment securities	36,818	32,238

Restricted stock, at cost	2,643	1,473

Loans	509,098	408,389
Less: allowance for loan losses	(7,233)	(5,706)
Total net loans	501,865	402,683

Bank owned life insurance	4,958	4,815
Bank premises and equipment, net	3,065	3,217
Accrued interest receivable	2,844	2,633
Other assets	6,621	4,558

Total assets	$564,510	$460,795

See Notes to Consolidated Financial Statements

(Continued)

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
	(Amounts in thousands, except per share data)
Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand	$24,169	$17,869
Interest-bearing	434,099	361,611
Total deposits	458,268	379,480

Federal Home Loan Bank borrowings	39,873	21,919
Other borrowed funds	10,000	5,000
Subordinated debentures	13,403	13,403
Accrued interest payable	1,858	1,991
Other accrued liabilities	2,583	2,585
Total liabilities	525,985	424,378

Commitments and Contingencies (Note 1)

Shareholders' Equity
Preferred stock,
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
$.10 par value, 10,000,000 shares authorized; 3,895,274 and
3,246,035 shares issued at September 30, 2008 and
December 31, 2007, respectively	389	325
Additional paid-in capital	34,453	26,804
Retained earnings	7,996	11,897
Treasury stock (126,570 shares in at September 30, 2008 and 110,061 shares at December 31, 2007), at cost	(1,819)	(1,819)
Accumulated other comprehensive loss	(2,494)	(790)
Total shareholders' equity	38,525	36,417

Total liabilities and shareholders' equity	$564,510	$460,795

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	200
	(Amounts in thousands, except share data		(Amounts in thousands, except share data
Interest and Dividend Income
Interest and fees on loans	$25,184	$23,116	$8,658	$8,459
Interest and dividends on securities	1,710	1,240	575	452
Interest on federal funds sold and cash equivalents	197	184	22	52
Total interest and dividend income	27,091	24,540	9,255	8,963

Interest Expense
Interest on deposits	12,765	11,232	4,046	3,979
Interest on borrowings	1,684	1,566	621	575
Total interest expense	14,449	12,798	4,667	4,554

Net interest income	12,642	11,742	4,588	4,409

Provision for Loan Losses	1,519	896	595	186
Net interest income after provision for loan losses	11,123	10,846	3,993	4,223

Noninterest Income (Loss)
Loan fees	393	166	146	63
Bank owned life insurance income	143	136	49	47
Service charges on deposit accounts	142	115	54	38
Net (loss) on the sale of securities	—	(15)	—	—
Other than temporary decline in value of investments	(947)	—	(459)	—
Gain on sale of other real estate owned	—	205		—
Other miscellaneous fee income	70	440	19	29
Total noninterest income (loss)	(199)	1,047	(191)	177

Noninterest Expense
Compensation and benefits	2,534	2,339	800	853
Professional services	612	494	204	194
Occupancy and equipment	555	560	193	188
Directors fees	211	160	60	53
Data processing	214	293	74	99
Marketing and business development	188	216	75	75
FDIC insurance	178	70	65	53
Loss on write down of foreclosed asset	238	—	163	—
Other operating expenses	560	538	218	202
Total noninterest expense	5,290	4,670	1,852	1,717

Income Before Income Tax Expense	5,634	7,223	1,950	2,683

Income Tax Expense	2,260	2,836	877	1,055

Net income	$3,374	$4,387	$1,073	$1,628

Net Income Per Common Share:
Basic	$0.90	$1.21	$0.29	$0.45
Diluted	$0.82	$1.06	$0.27	$0.39

Weighted Average Shares Outstanding:
Basic	3,732,464	3,627,463	3,760,695	3,634,060
Diluted	4,114,351	4,144,797	4,028,033	4,149,983

See Notes to Consolidated Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(Amounts in thousands)

Balance, December 31, 2006	$288	$21,153	$10,848	$(420)	$(1,160)	$30,709
Stock options and warrants exercised	7	496	—	—	—	503
Stock compensation	—	25	—	—	—	25
10% common stock dividend	29	4,769	(4,798)	—	—	—
Cash dividends-cash in lieu of stock dividend			(4)			(4)
Treasury stock purchased (20,850 shares)	—	—	—	—	(345)	(345)
Comprehensive income
Net income	—	—	4,387	—	—	4,387
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	(87)	—	(87)
Pension liability adjustments, net of tax	—	—	—	14	—	14
Total comprehensive income						4,314

Balance, September 30, 2007	$324	$26,443	$10,433	$(493)	$(1,505)	$35,202

Balance, December 31, 2007	$325	$26,804	$11,897	$(790)	$(1,819)	$36,417
Stock options and warrants exercised	16	443	—		—	459
Stock compensation	—	(17)	—	—	—	(17)
15% common stock dividend	48	7,223	(7,271)	—	—	—
Cash dividends-cash in lieu of stock dividend			(4)			(4)
Comprehensive income
Net income	—	—	3,374	—	—	3,374
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	(1,727)	—	(1,727)
Pension liability adjustments, net of tax	—	—	—	23	—	23
Total comprehensive income						1,670

Balance, September 30, 2008	$389	$34,453	$7,996	$(2,494)	$(1,819)	$38,525

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$3,374	$4,387
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	228	228
Provision for loan losses	1,519	896
Stock compensation	(16)	25
Bank owned life insurance	(143)	(136)
Supplemental executive retirement plan	245	194
Loss on write down of foreclosed asset	238	—
Other than temporary decline in value of investments	947	—
Realized losses on sales of securities	—	15
Net accretion of purchase premiums and discounts on securities	(88)	(46)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(1,338)	477
Decrease in accrued interest payable and other accrued liabilities	(380)	(827)
Net cash provided by operating activities	4,586	5,213

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(13,947)	(9,649)
Purchases of restricted stock	(1,170)	(381)
Proceeds from sales of investment securities available for sale	—	985
Proceeds from maturities of investment securities available for sale	3,500	2,050
Principal payments on mortgage-backed securities	2,130	1,350
Net increase in loans	(100,701)	(75,683)
Purchases of bank premises and equipment	(76)	(37)
Net cash used in investing activities	(110,264)	(81,365)

Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants	459	503
Purchase of treasury stock	—	(345)
Cash dividends paid	(4)	(4)
Net increase in short term borrowings	13,050	6,400
Proceeds from Federal Home Loan Bank advances	10,000	4,966
Payments of Federal Home Loan Bank advances	(97)	(102)
Proceeds from issuance of subordinated debentures	—	3,000
Net increase in noninterest-bearing deposits	6,300	5,527
Net increase in interest-bearing deposits	72,488	57,297
Net cash provided by financing activities	102,196	77,242
(Decrease) increase in cash and cash equivalents	(3,482)	1,090

Cash and Cash Equivalents, January 1,	9,178	11,261
Cash and Cash Equivalents, September 30,	$5,696	$12,351

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$14,582	$12,610
Income taxes	$3,003	$3,613

See Notes to Consolidated Financial Statements

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

Financial Statements

The accompanying financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other periods.

Basis of Financial Statement Presentation

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets, Farm Folly LLC and Taylor Glen LLC. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. All significant inter-company balances and transactions have been eliminated. Such statements have been prepared in accordance with GAAP and general practice within the banking industry.

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

The Company owns $1 million combined par value of preferred stock issued by the government sponsored enterprises (GSEs) known as Fannie Mae and Freddie Mac. The Congressional approval of the Housing and Economic Recovery Act of 2008, and the subsequent takeover by the government of the two GSEs has resulted in a significant devaluation of the GSEs’ perpetual preferred stock. Consequently, the Company recorded $947,000 in other-than-temporary impairment charges as of September 30, 2008.

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended September 30, 2008 and 2007 was 3,760,695 and 3,634,060 respectively, and for the nine months ended September 30, 2008 and 2007 was 3,732,464 and 3,627,463 respectively.

Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive effect of options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 267,338 and 515,923 additional shares for the

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

three months ended September 30, 2008 and 2007, respectively, and for the nine months ended September 30, 2008 and 2007 was 381,887 and 517,334, respectively.

Both basic and diluted earnings per share calculations give retroactive effect to stock dividends declared, including the most recent 15% stock dividend that was effective April 18, 2008.

NOTE 3. STOCK COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R Share-Based Payment (Revised 2004) (“SFAS 123R”).

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards effective January 1, 2006. No options were granted in 2008 or 2007.

As of September 30, 2008 and December 31, 2007, there were 6,325 and 11,385 unvested options, respectively, after adjusting for the stock dividend in April 2008. Compensation cost, adjusted for forfeiture in the third quarter of 2008, resulted in lowering total compensation cost by approximately $40,000. Hence, unrecognized compensation cost as of September 30, 2008 was approximately $20,000, compared with $73,000 as of September 30, 2007, and is expected to be recognized over a weighted average period of 1.08 years.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4. LOANS

The portfolio of the loans outstanding consists of:

	September 30, 2008		December 31, 2007
		Percentage of		Percentage of
	Amount	Gross Loans	Amount	Gross Loans
	(Amounts in thousands)

Commercial	$15,110	3.0%	$14,899	3.7%
Real estate construction
Residential	5,695	1.1	2,091	0.5
Commercial	118,058	23.2	106,320	26.0
Real estate mortgage
Residential	34,029	6.7	24,488	6.0
Commercial	314,896	61.8	242,668	59.4
Consumer	21,310	4.2	17,923	4.4
Total Loans	$509,098	100.0%	$408,389	100.0%

At September 30, 2008, the $118.1 million reported for commercial real estate construction included $80.0 million in outstandings to commercial borrowers for the purpose of building one-to-four family houses. At December 31, 2007, the $106.3 million reported for commercial real estate construction included $76.6 million in outstandings to commercial borrowers for the purpose of building one-to-four family houses.

At September 30, 2008 the Company had loans with balances totaling $685,000 on non-accrual. At December 31, 2007 loan balances on non-accrual were $805,000. Loans with interest past due 30 days or more and still accruing totaled $1.1 million at September 30, 2008 compared to $1.3 million at December 31, 2007. The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify. Total loans with interest reserves were $149.1 million and $110.5 million at September 30, 2008 and December 31, 2007 respectively. Management on a monthly basis reviews loans with interest reserves to assess current and projected performance.

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

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008
(Amounts in thousands)

Total Risk Based Capital	$61,215	11.3%	$43,435	8%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$54,422	10.0%	$21,718	4%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$54,422	9.9%	$22,055	4%	N/A	N/A
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
(Amounts in thousands)

Total Risk Based Capital	$55,198	12.3%	$35,916	8%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$49,590	11.1%	$17,958	4%	N/A	N/A
(to Risk Weighted Assets)

Tier I Capital	$49,590	11.1%	$17,872	4%	N/A	N/A
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Adequacy		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008
(Amounts in thousands)

Total Risk Based Capital	$60,568	11.2%	$43,435	8%	$54,294	10%
(to Risk Weighted Assets)

Tier I Capital	$53,793	9.9%	$21,718	4%	$32,576	6%
(to Risk Weighted Assets)

Tier I Capital	$53,793	9.8%	$22,007	4%	$27,508	5%
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
(to Average Assets)

Management believes, as of September 30, 2008 and December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 6. SUBORDINATED DEBENTURES

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3.0 million of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 4.32% at September 30, 2008. Parke Capital Trust III purchased $3.1 million of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after June 15, 2012, at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. Proceeds of approximately $3.0 million were retained at the Company for future use.

NOTE 7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. The Company files United States (US) federal income tax returns and state tax returns in New Jersey. Based upon the statute of limitations, the Company is no longer subject to US federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2007, management determined that all tax positions taken had a probability of greater than 50 percent of being sustained and that 100 percent of the benefits accrued were expected to be realized. Management has a high confidence level in the technical merits of the positions and believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, no liability for unrecognized tax benefits has been recorded.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table.

	For the three months ended September 30,
	2008	2007
	(Amounts in thousands)

Net income	$1,073	$1,628
Unrealized losses on securities (net of tax of $248 and $34)	(620)	86
Minimum pension liability (net of tax)	8	5
	$461	$1,719

	For the nine months ended September 30,
	2008	2007
	(Amounts in thousands)

Net income	$3,374	$4,387
Unrealized losses on securities (net of tax of $691 and $35)	(1,727)	(87)
Minimum pension liability (net of tax)	23	14
	$1,670	$4,314

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

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)

Securities available for sale	$—	$30,567	$3,776	$34,343

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

Securities Available for Sale
(Amounts in thousands)

Beginning balance at January 1, 2008	$5,735
Total net gains (losses) included in:
Net income	(947)
Other comprehensive loss	(2,016)
Purchases, sales, issuances and settlements, net	—
Net transfers in or (out) of Level 3	1,004
Ending balance September 30, 2008	$3,776

Net unrealized gains (losses) included in net income for the quarter relating to assets held at September 30, 2008	(947)

Fair Value on a Non-recurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)

Impaired Loans	$—	$—	$685	$685
Repossessed Assets *	$—	$—	$1,021	$1,021

*Marketable Securities

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans had a carrying amount of $685,000 with a valuation allowance of $30,000, resulting in no additional provisions for the period.

Repossessed assets, which are carried at fair value, were written down to $1,021,000 resulting in a valuation allowance of $337,500 and a charge to current period earnings of $163,000.

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

(unaudited)

The following discussion compares the results of operations for the three month period ended September 30, 2008 to the results of operations for the three month period ended September 30, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2007 Annual Report on Form 10-K.

Results of Operations

Net Income. For the quarter ended September 30, 2008, net income totaled $1.1 million, compared to $1.6 million for the quarter ended September 30, 2007. Diluted earnings per share for the three months ended September 30, 2008 totaled $0.27, compared to $0.39 per share for the same period of 2007. All prior period earnings per share information have been adjusted for the 15% stock dividend paid in the second quarter of 2008. The reduction in net income for the three months ended September 30, 2008 was attributable to $459,000 in other-than-temporary impairment charges on Fannie Mae and Freddie Mac preferred stocks, a write-down of $163,000 on a repossessed asset, and an increase in the provision for loan losses of $409,000, which were partially offset by an increase in net interest income of $179,000.

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

Net interest income for the three months ended September 30, 2008 totaled $4.6 million, an increase of 4.1% over $4.4 million for the three months ended September 30, 2007. The increase is attributable primarily to growth in the commercial real estate loan portfolio, which was partially offset by a decline in the net interest margin. Interest income of $9.3 million increased $292,000, or 3.3%, from the comparable quarter of 2007 due to an increase in average interest-earning assets of $124.4 million, or 30.3%, that was partially offset by a decline in the yield on average interest-earning assets. The average yield on earning assets fell 178 basis points to 6.89% for the third quarter of 2008 from 8.67% for the third quarter of 2007.

For the quarter ended September 30, 2008, interest expense of $4.7 million increased by $113,000, or 2.5%, from $4.6 million for the quarter ended September 30, 2007. In order to fund the Company’s asset growth, average interest-bearing liabilities grew $118.5 million, or 33%, in the third quarter of 2008 to $481.9 million from $363.4 million for the comparable 2007 period. The average rate paid on interest-bearing liabilities dropped 112 basis points to 3.85% for the three months ended September 30, 2008 from 4.97% for the same period of 2007.

The net interest margin of 3.42% for the third quarter of 2008 declined from 4.27% for the quarter ended September 30, 2007 due mainly to the previously noted 178 basis point decline in the yield on interest-earning assets, which was mainly related to prime-based commercial loans. This was partially offset by the 112 basis point decline in the average rate paid on interest-bearing liabilities. The Federal Reserve has reduced the fed funds rate by 325 basis points during the past twelve months which has generally reduced the yields on the Company’s prime-based commercial loans by a corresponding amount. The prime-based commercial loans represent slightly more than one-half of the commercial loan portfolio. However the interest rates paid for deposits, both retail and brokered

PARKE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

certificates of deposit, have declined at a much slower pace due to competitive pricing by other financial institutions, resulting in a lower net interest margin.

Provision for Loan Losses. The provision for loan losses amounted to $595,000 for the third quarter of 2008 as compared to $186,000 for the same quarter in 2007. The increase in the provision for the 2008 period was primarily due to the 31.5% increase in loan balances during the twelve months ended September 30, 2008 and reflective of the current economic cycle.

Non-interest Income. Non-interest income for the quarter ended September 30, 2008 aggregated to a loss of $191,000 compared to $177,000 in income from the comparable quarter of 2007. The $368,000 decrease was mainly attributable to $459,000 in other-than-temporary impairment charges on Fannie Mae and Freddie Mac preferred stocks in the third quarter of 2008.

Non-interest Expense. For the three months ended September 30, 2008, non-interest expenses increased $135,000, or 7.9%, to $1.9 million, compared to $1.7 million for the same period of 2007. The higher expense level was associated with a write-down of $163,000 on a repossessed asset. Offsetting this increase were modest declines in compensation and data processing expenses.

Income Taxes. The Company recorded income tax expense of $877,000, on income before taxes of $1.9 million for the three months ended September 30, 2008, resulting in an effective tax rate of 45.0%, compared to income tax expense of $1.1 million on income before taxes of $2.7 million for the same period of 2007, resulting in an effective tax rate of 39.3%. The 2008 effective tax rate was affected by a $75,000 under accrual from a prior tax period.

	Interest Yield Table
	For the three months ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Amounts in thousands, except percentages)
Assets
Loans ¹
Consumer	$20,965	$324	6.15%	$11,627	$227	7.75%
Commercial	434,750	7,746	7.09	336,736	7,802	9.19
Mortgage	35,354	588	6.62	24,951	430	6.84
Total loans	491,069	8,658	7.01	373,314	8,459	8.99

Investment securities	40,295	575	5.68	32,828	452	5.45

Federal funds sold and money markets	3,031	22	2.89	3,861	52	5.34
Total interest—earning assets	534,395	$9,255	6.89	410,003	$8,963	8.67

Allowance for loan loss	(6,850)			(5,247)
Other assets	20,358			17,339
Total assets	$547,903			$422,095

Liabilities and Shareholders’ Equity
NOWs	$9,690	$47	1.93%	$7,024	$28	1.58%
Money markets	37,364	276	2.94	29,509	334	4.49
Savings	45,546	374	3.27	28,671	271	3.75
Time deposits	174,181	1,641	3.75	164,334	2,131	5.14
Brokered certificates of deposit	155,448	1,708	4.37	92,784	1,215	5.20
Total interest—bearing deposits	422,229	4,046	3.81	322,322	3,979	4.90
Borrowings	59,628	621	4.14	41,032	575	5.56
Total interest—bearing liabilities	481,857	$4,667	3.85	363,354	$4,554	4.97

Non—interest bearing demand deposits	22,796			20,041
Other liabilities	4,338			3,826
Shareholder’s equity	38,912			34,874
Total liabilities and shareholders’ equity	$547,903			$422,095

Net interest income		$4,588			$4,409

Interest rate spread ²			3.04%			3.70%

Net interest margin ³			3.42%			4.27%

[1]	Non-accrual loans are included in the average balance. Income includes SFAS No. 91 loan fees.
2.	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
[3]	Net interest margin is the ratio of net interest income to average total interest-earning assets.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

(unaudited)

The following discussion compares the results of operations for the nine months ended September 30, 2008 to the results of operations for the nine months ended September 30, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2007 Annual Report on Form 10-K.

Results of Operations

Net Income. For the nine months ended September 30, 2008, net income totaled $3.4 million, compared to $4.4 million for the nine months ended September 30, 2007. Diluted earnings per share for the first nine months of 2008 totaled $0.82, compared to $1.06 per share for the comparable period of 2007. All prior period earnings per share information have been adjusted for the 15% stock dividend paid in the second quarter of 2008. The decline in net income for the first nine months of 2008 was attributable primarily to $947,000 in other-than-temporary impairment charges on Fannie Mae and Freddie Mac preferred stocks, a write-down of $238,000 on a repossessed asset, an increase in provision for loan losses of $623,000, and an increase in non-interest expense of $382,000, which were partially offset by an increase in net interest income of $900,000. In addition, the disposition of a repossessed asset resulted in a gain of $205,000 in 2007.

Net Interest Income. Net interest income for the first nine months of 2008 totaled $12.6 million, an increase of $900,000, or 7.7%, above $11.7 million for the nine months ended September 30, 2007. The increase is attributable primarily to growth in the commercial loan portfolio, which was partially offset by a decline in the net interest margin. Interest income of $27.1 million increased $2.6 million, or 10.4%, from the comparable period of 2007 due to an increase in average interest-earning assets of $115.4 million, or 29.5%, that was partially offset by a decline in the yield on average interest-earning assets. Average loans outstanding of $457.3 million for the nine months ended September 30, 2008 grew $101.2 million, or 28.4%, from the comparable period of 2007. The average yield on earning assets fell 124 basis points to 7.15% for the first nine months of 2008 from 8.39% for the first nine months of 2007.

Interest expense increased $1.6 million, or 12.9%, from $12.8 million for the nine months ended September 30, 2007 to $14.4 million for the nine months ended September 30, 2008. For the first nine months of 2008, average interest-bearing liabilities were $456.4 million, an increase of $108.7 million, or 31.2%, from $347.7 million for the comparable period in 2007. For the nine months ended September 30, 2008, average interest-bearing deposits and average borrowings increased $96.1 million and $12.6 million, respectively, from the comparable period of 2007. The average rate paid on interest-bearing liabilities decreased to 4.23% for the period ended September 30, 2008 from 4.92% for the comparable period of 2007.

The net interest margin for the nine month period ended September 30, 2008 was 3.33%, which was down from 4.01% for the comparable period of 2007 due mainly to the previously noted 124 basis point decline in the yield on interest-earning assets, which was mainly related to prime-based commercial loans. This was partially offset by the 69 basis point decline in the average rate paid on interest-bearing liabilities. The Federal Reserve has reduced the fed funds rate by 325 basis points during the past twelve months which has had the effect of generally reducing the yields on the Company’s prime-based commercial loans by a corresponding amount. The prime-based commercial loans represent slightly more than one-half of the commercial loan portfolio. However the interest rates paid for deposits, both retail and brokered certificates of deposit, have declined at a much slower pace due to competitive pricing by other financial institutions, resulting in a lower net interest margin.

Provision for Loan Losses. The provision for loan losses was $1.5 million for the nine months ended September 30, 2008, compared to $896,000 for the same period in 2007. The increase in the provision for the 2008 period was primarily due to the 24.7% increase in loan balances during the nine months ended September 30, 2008, along with consideration of difficulties in the current economic climate.

Non-interest Income. Non-interest income aggregated to a loss of $199,000 for the nine months ended September 30, 2008 compared to $1.0 million in income for the comparable period of 2007. The $1.2 million decline was principally due to the other-than-temporary impairment charge on investment securities of $947,000 in 2008, the gain on the sale of repossessed property in the second quarter of 2007 ($205,000) and the insurance reimbursements ($377,000) that occurred in the first quarter of 2007 which were partially offset by the higher level of loan exit fees ($227,000) in 2008.

Non-interest Expense. For the nine months ended September 30, 2008, non-interest expense of $5.3 million increased by $620,000, or 13.3% compared to $4.7 million for the same period of 2007. The higher expense level was associated with increased staffing costs of $195,000 related to annual merit raises, staff additions, higher cost fringe benefits and a new loan production office in Havertown, Pennsylvania; increased professional services of $118,000 due primarily to higher legal expenses for lending matters; increased FDIC insurance expense of $108,000 related to higher assessment rates for insured banks that began in July 2007; and a loss on the write-down of a foreclosed asset of $238,000. Offsetting this increase were modest declines in occupancy, data processing and marketing expenses.

Income Taxes. The Company recorded income tax expense of $2.3 million on income before taxes of $5.6 million for the nine months ended September 30, 2008, resulting in an effective tax rate of 40.1%, compared to income tax expense of $2.8 million on income before taxes of $7.2 million for the comparable period of 2007, resulting in an effective tax rate of 39.3%.

	Interest Yield Table
	For the nine months ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Amounts in thousands, except percentages)
Assets
Loans ¹
Consumer	$19,655	$906	6.16%	$9,551	$547	7.66%
Commercial	407,768	22,785	7.46	322,899	21,341	8.84
Mortgage	29,834	1,493	6.68	23,581	1,228	6.96
Total loans	457,257	25,184	7.36	356,031	23,116	8.68

Investment securities	39,343	1,710	5.81	30,455	1,240	5.44

Federal funds sold and money markets	9,857	197	2.67	4,596	184	5.35
Total interest—earning assets	506,457	$27,091	7.15	391,082	$24,540	8.39

Allowance for loan loss	(6,345)			(4,967)
Other assets	19,599			18,090
Total assets	$519,711			$404,206

Liabilities and Shareholders’ Equity
NOWs	$12,405	$229	2.47%	$8,105	$95	1.57%
Money markets	35,518	884	3.32	25,126	825	4.39
Savings	39,334	988	3.36	26,842	747	3.72
Time deposits	171,934	5,563	4.32	153,873	5,868	5.10
Brokered certificates of deposit	146,633	5,101	4.65	95,822	3,697	5.16
Total interest—bearing deposits	405,824	12,765	4.20	309,768	11,232	4.85
Borrowings	50,541	1,684	4.45	37,941	1,566	5.52
Total interest—bearing liabilities	456,365	$14,449	4.23	347,709	$12,798	4.92

Non—interest bearing demand deposits	21,078			19,328
Other liabilities	4,140			3,790
Shareholder’s equity	38,128			33,379
Total liabilities and shareholders’ equity	$519,711			$404,206

Net interest income		$12,642			$11,742

Interest rate spread ²			2.92%			3.47%

Net interest margin ³			3.33%			4.01%

1.	Non-accrual loans are included in the average balance. Income includes SFAS No. 91 loan fees.
2.	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
[3]	Net interest margin is the ratio of net interest income to average total interest-earning assets.

Financial Condition

At September 30, 2008 and December 31, 2007

(unaudited)

The following discussion compares the financial condition at September 30, 2008 to the financial condition at December 31, 2007. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2007 Annual Report on Form 10-K.

Total assets at September 30, 2008 amounted to $564.5 million, compared to $460.8 million at December 31, 2007, resulting in an increase of $103.7 million, or 22.5%. This increase was driven primarily by planned loan growth as the Company continued to expand its loan portfolio through development of new and existing business relationships.

Investment securities amounted to $36.8 million at September 30, 2008 versus $32.2 million at December 31, 2007. The Company owns $1 million combined par value of preferred stock issued by the government sponsored enterprises (GSEs) known as Fannie Mae and Freddie Mac. Due to the Congressional approval of the Housing and Economic Recovery Act of 2008, and the subsequent takeover by the government of the two GSEs has resulted in a significant devaluation of the GSEs’ perpetual preferred stock. Consequently; the Company recorded $947,000 in other-than-temporary impairment charges as of September 30, 2008. The net unrealized loss that existed as of September 30, 2008 in the available-for-sale investment portfolio is largely the result of market changes in interest rates and economic conditions since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value or maturity, substantiates the Company’s belief that the unrealized losses in the available-for-sale portfolio are temporary. The Company continuously monitors the investment portfolio to determine the impact of changing economic conditions. Should the Company determine that an impairment becomes other-than-temporary, the carrying value of the investment will be reduced and the unrealized loss will be recorded in the statement of income.

Total loans at September 30, 2008 were $509.1 million, which represented an increase of $100.7 million, or 24.7% above the level of $408.4 million at December 31, 2007. Growth occurred in all loan types but was concentrated in the commercial real estate loan portfolio due to continued strong business development.

The allowance for loan losses amounted to $7.2 million at September 30, 2008 compared to $5.7 million at December 31, 2007. The ratio of the allowance for loan losses to total loans increased from 1.40% at December 31, 2007 to 1.42% at September 30, 2008. The Company’s management has taken non-performing loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company’s management assessment of the risks within the portfolio based upon the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, consumer, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company’s credit policy; experience and depth of the lending staff; any national and local economic trends and conditions; and concentrations of credit within the total portfolio.

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated. The portion of the loan loss allowance allocated to each loan category is not indicative of totals available solely to cover losses inherent in the loan category. Rather, the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	September 30, 2008		December 31, 2007
		Percentage of		Percentage of
	Amount	Gross Loans	Amount	Gross Loans
	(Amounts in thousands, except percentages)
Commercial	$215	3.0%	$209	3.7%
Real estate construction
Residential	81	1.1	22	0.5
Commercial	1,677	23.2	1,489	26.0
Real estate mortgage
Residential	483	6.7	257	6.0
Commercial	4,474	61.8	3,568	59.4
Consumer	303	4.2	161	4.4
Total Loans	$7,233	100.0%	$5,706	100.0%

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

Non-performing loans, expressed as a percentage of total loans, amounted to 0.13% at September 30, 2008 versus 0.20% at December 31, 2007. At September 30, 2008, the Company had $685,000 in non-accruing loans, which decreased from $805,000 at December 31, 2007.

Total deposits amounted to $458.3 million at September 30, 2008 and increased by $78.8 million, or 20.8%, from $379.5 million at December 31, 2007. While deposit balances were up in most categories, time deposits accounted for a majority of the increase in total deposits.

Borrowings, which included Federal Home Loan Bank (FHLB) advances, repurchase agreements and subordinated debentures amounted to $63.3 million at September 30, 2008, an increase of $23.0 million from $40.3 million at December 31, 2007. Of the $23.0 million increase, $18.0 million was in FHLB advances.

Shareholders’ equity was $38.5 million at September 30, 2008 and $36.4 million at December 31, 2007. Net income of $3.4 million coupled with additional capital from the exercise of warrants was partially offset by accumulated other comprehensive loss of $2.5 million principally associated with mark to market losses in investment securities available-for-sale. During the nine months of 2008, mark to market losses in the available-for-sale investment portfolio accounted for this loss ($3.7 million pre-tax), which occurred primarily in trust preferred securities within the corporate bond portfolio and in the collateralized mortgage-backed security portfolio. The decline in the value of the trust preferred and the collateralized mortgage-backed securities over the past three quarters is primarily driven by liquidity issues as the current market for such investments has become extremely illiquid.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to increased rate movements. Qualitative factors include the general economic environment in the Company’s market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled “Financial Condition”. Although management believes the level of this allowance as of September 30, 2008 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 111.1% and 107.6% at September 30, 2008 and December 31, 2007, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine-month period ended September 30, 2008. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of September 30, 2008, the Company had short term lines of credit with PNC Bank for $13.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at September 30, 2008. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of September 30, 2008, the Company maintained lines of credit with the FHLB of $61.4 million, of which $40.0 million was outstanding at September 30, 2008.

As of September 30, 2008, the Company’s investment securities portfolio included $25.6 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company’s management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2008, the Company’s management believes that the Company and the Bank are “well-capitalized” and in compliance with all applicable regulatory requirements.

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets. QFIs have until November 14, 2008, to elect to participate in the CPP. The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI. In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive. Participation in the CPP also results in certain restrictions on the QFI’s dividend and stock repurchase activities.

These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.

As previously announced, On November 4, 2008, the Registrant filed an application with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation (the “FDIC”) to voluntarily participate in the CPP. Under the CPP, if the Registrant’s application is approved, the Registrant would be eligible to receive up to $16,288,000 in capital through the issuance of preferred stock, based on three percent of the Registrant’s risk-weighted assets as of September 30, 2008. At September 30, 2008, the Registrant’s Tier I capital ratio was 9.91%. On a pro forma basis at September 30, 2008, assuming full participation in the program, the Registrant’s Tier I capital ratio would increase to approximately 12.91%, compared to the minimum regulatory capital requirement of 4%. If the Company’s application is approved, the Treasury has indicated that all transactions would be completed by year end.

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guarantee Program. This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts. Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed. The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at September 30, 2008 and due to mature before June 30, 2009. The guarantee would expire by June 30, 2012 even if the debt itself has not matured. Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000. All institutions will have this coverage without charge until December 5, 2008. Institutions may choose whether to continue the coverage and be charged the surcharge. To opt out of the program, institutions must notify the FDIC by December 5, 2008. This coverage would expire on December 31, 2009.

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

Other than the foregoing, at September 30, 2008, the Company was not a party to any material legal proceedings.

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

PARKE BANCORP, INC.

/s/ Vito S. Pantilione
Date: November 12, 2008	Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

/s/ F. Steven Meddick
Date: November 12, 2008	F. Steven Meddick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)