Form 10-K
period 2008-12-31
PARKE BANCORP, INC.
filed 2009-03-30
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008 or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2008, was approximately $24.5 million.

As of March 18, 2009 there were issued and outstanding 4,033,098 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. In addition, the Bank opened a Loan Production Office in Havertown, Pennsylvania in the third quarter of 2007 maintained exclusively for loan production, while a Loan Production Office in Millville, New Jersey was closed during the first quarter of 2008. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2008, the Company had assets of $603.2 million, net loans of $539.9 million, deposits of $495.3 million and shareholders’ equity of $41.5 million.

The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $25 million in annual sales). Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. Residential construction loans in tract development are also included in the commercial loan category. The Bank also offers a range of deposit products to its commercial customers. Commercial customers also have the ability to use overnight depository, ACH, wire transfer services and merchant capture electronic check processing services.

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

Market Area

Substantially all of the Bank’s business is with customers in its market areas of Southern New Jersey and the Philadelphia area of Pennsylvania. Most of the Bank’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. (1) Except as set forth below, the Bank had no concentrations of loans exceeding 10% of its loans. Refer to pages five through eight for descriptions of the loan categories presented.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$19,935	3.6%	$14,899	3.7%	$13,436	4.3%	$11,053	4.3%	$9,708	5.1%
Real estate construction
Residential	87,327	15.9	2,091	0.5	2,465	0.8	1,174	0.5	1,253	0.7
Commercial	31,582	5.8	106,320	26.0	69,254	22.3	70,157	27.1	37,270	19.8
Real estate mortgage
Residential	90,226	16.5	24,488	6.0	19,727	6.4	17,309	6.7	16,360	8.7
Commercial	308,457	56.3	242,668	59.4	198,668	64.0	154,288	59.6	120,052	63.6
Consumer	10,133	1.9	17,923	4.4	7,005	2.2	5,054	1.8	3,964	2.1
Total Loans	$547,660	100.00%	$408,389	100.0%	$310,555	100.0%	$259,035	100.0%	$188,607	100.0%

(1)	Amounts presented include adjustments for related unamortized deferred costs and fees.

The composition of the loan portfolio for 2008 is based on FDIC Call Report classifications, which were expanded in 2008.  The data was not readily available to restate prior years.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2008.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial	$11,139	$2,724	$6,072	$19,935
Real estate construction
Residential	59,665	14,474	13,188	87,327
Commercial	17,629	7,718	6,235	31,582
Real estate mortgage
Residential	22,792	6,059	61,375	90,226
Commercial	68,629	56,590	183,238	308,457
Consumer	2,006	184	7,943	10,133
Total Loans	$181,860	$87,749	$278,051	$547,660

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2008, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial	$2,934	$5,862	$8,796
Real estate construction
Residential	7,555	20,107	27,662
Commercial	184	13,769	13,953
Real estate mortgage
Residential	35,199	32,235	67,434
Commercial	29,915	209,913	239,828
Consumer	7,709	418	8,127
Total Loans	$83,496	$282,304	$365,800

Commercial Loans. The Bank originates secured loans for business purposes. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by means of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. The Bank’s general policy is to obtain personal guarantees from the principals of the commercial loan borrowers. Such loans are made to businesses located in the Bank’s market area.

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2008, the Bank’s loan to one borrower limit was approximately $9.5 million and the Bank had no borrowers with loan balances in excess of $9.5 million. At December 31, 2008, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $8.0 million and was secured by real estate. At December 31, 2008, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which includes non-accrual loans, were $10.2 million, $2.0 million, $2.4 million, $500,000 and $241,000 at December 31 2008, 2007, 2006, 2005, and 2004, respectively.

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify. Total loans with interest reserves were $120.8 million and $110.5 million at December 31, 2008 and December 31, 2007 respectively. Information for years prior to 2007 is not readily available. Management on a monthly basis reviews loans with interest reserves to assess current and projected performance.

The following table sets forth information regarding non-accrual loans at the dates indicated. As of the dates indicated, the Bank did not have any troubled restructurings as defined in Statement of Financial Accounting Standards No. 15.

	At December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial	$41	$52	$91	$50	$—
Real Estate Construction
Residential	5,905	—	—	—	241
Commercial	—	325	—	—	—
Real Estate Mortgage
Residential	897	7	—	20	—
Commercial	1,380	367	687	1,865	—
Consumer	—	54	—	—	—
Total non-accrual loans	8,223	805	789	1,935	241

Accruing loans delinquent 90 days or more:
Commercial	—	—	—	—	—
Real Estate Construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage
Residential	—	—	—	—	55
Commercial	—	—	267	655	—
Consumer	—	—	—	—	—
Total	—	—	267	655	55
Total non-performing loans	$8,223	$805	$1,056	$2,600	$296

Total non-performing loans as a percentage of loans	1.50%	0.20%	0.34%	1.00%	0.16%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2008, the Bank had $8.2 million of loans that were on a non-accrual basis. Gross interest income of $300.0 thousand would have been recorded during the year ended December 31, 2008 if these loans had been performing in accordance with their terms. Interest income of $30.3 thousand was recorded on these loans during the year ended December 31, 2008. At December 31, 2008, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

Classified Assets. Federal Regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as substandard, doubtful or loss. An asset is considered “substandard” if it involves more than an acceptable level of risk due to a deteriorating financial condition, unfavorable history of the borrower, inadequate payment capacity, insufficient security or other negative factors within the industry, market or management. Substandard loans have clearly defined weaknesses that can jeopardize the timely payments of the loan.

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

At December 31, 2008, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$8,942
Substandard	8,515
Doubtful	-
Loss	-
$17,457

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of real estate owned is charged to operations. At December 31, 2008, the Bank had real estate owned totaling $858.9 thousand.

Allowance for Losses on Loans and Real Estate Owned. It is the policy of management to provide for possible losses on classified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management’s evaluation of the inherent losses that may be incurred in the Bank’s loan portfolio. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary.

Management’s judgment as to the level of probable losses on existing loans is based on its internal review of the loan portfolio, including an analysis of the borrowers’ current financial position; the level and trends in delinquencies, non-accruals and impaired loans; the consideration of national and local economic conditions and trends; concentrations of credit; the impact of any changes in credit policy; the experience and depth of management and the lending staff; and any trends in loan volume and terms. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management’s determination of the appropriate allowance level which is based upon the factors outlined above, which are believed to be reasonable, may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except percentages)

Balance at beginning of the period	$5,706	$4,511	$3,574	$2,621	$2,256
Charge-offs:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	—	(227)	—
Real estate mortgage
Residential	—	—	—	—	(461)
Commercial	—	(200)	—	—	—
Consumer	(5)	—	(3)	—	—
Total charge-offs:	(5)	(200)	(3)	(227)	(461)

Recoveries:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate mortgage
Residential	—	—	—	—	—
Commercial	—	234	—	—	—
Consumer	13	—	—	—	—
Total recoveries:	13	234	—	—	—

Net recoveries (charge-offs)	8	34	(3)	(227)	(461)
Provision for loan losses	2,063	1,161	940	1,180	825
Balance at end of period	$7,777	$5,706	$4,511	$3,574	$2,620
Period-end loans outstanding (net of deferred costs/fees)	$547,660	$408,389	$310,555	$295,035	$188,607
Average loans outstanding	$476,994	$365,884	$286,691	$219,217	$154,794
Allowance as a percentage of period end loans	1.42%	1.40%	1.45%	1.38%	1.39%
Net loans charged off as a percentage of average loans outstanding	0.00%	(0.01)%	0.00%	0.10%	0.30%

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$283	3.6%	$209	3.7%	$188	4.3%	$154	4.3%	$134	5.1%
Real estate construction:
Residential	1,240	15.9	22	0.4	25	0.8	18	0.5	18	0.7
Commercial	448	5.8	1,489	26.1	847	22.3	969	27.1	519	19.8
Real estate mortgage:
Residential	1,281	16.5	257	4.5	218	6.4	239	6.7	228	8.7
Commercial	4,381	56.3	3,568	62.5	3,185	64.0	2,130	59.6	1,667	63.6
Consumer	144	1.9	161	2.8	48	2.2	64	1.8	55	2.1
Total Allowance	$7,777	100.0%	$5,706	100.0%	$4,511	100.0%	$3,574	100.0%	$2,621	100.0%

Investment Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with SFAS No. 115, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2008, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2008, the Company did not hold investment securities of any one issuer the book value of which exceeds 10% of its stockholders’ equity.

	At December 31,
	2008	2007	2006
	(Amounts in thousands)
Securities Held to Maturity:
Municipals	$2,482	$2,456	$2,431

Securities Available for Sale:
U.S. government-sponsored entity securities	2,011	5,499	6,416
Mortgage-backed securities	25,150	17,442	9,909
Corporate and trust preferred securities	4,769	6,841	8,205
Total securities available for sale	31,930	29,782	24,530

Total	$34,412	$32,238	$26,961

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2008 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
Municipals	$—	—%	$542	2.62%	$—	—%	$1,940	4.23%	$2,482	3.88%	$2,324
Total securities held to maturity	—	—	542	2.62	—	—	1,940	4.23	2,482	3.88	2,324

Securities Available for Sale:
U.S. government sponsored entity	—	—%	—	—%	1,988	5.12%	6	3.88%	1,994	5.12%	2,011
Mortgage-backed securities	—	—	—	—	—	—	24,960	5.16	24,960	5.16	25,150
Corporate	1,496	5.48	—	—	—	—	7,733	5.90	9,229	5.85	4,769
Total securities available for sale	1,496	5.48	—	—	1,988	5.12	32,699	5.38	36,183	5.37	31,930
Total	$1,496	5.48%	$542	2.62%	$1,988	5.12%	$34,639	5.32%	$38,665	5.28%	$34,254

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $176.1 million and $127.0 million at December 31, 2008 and 2007, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARS deposits included within the brokered deposit total amounted to $36.4 million and $38.3 million at December 31, 2008 and December 31, 2007, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2008
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$11,730	2.35%	2.7%
Money markets	39,146	3.06%	8.9
Savings	42,683	3.33%	9.7
Time deposits	171,420	4.17%	39.0
Brokered CDs	153,297	4.51%	34.8
Total interest-bearing deposits	418,276	4.05%	95.1

Non-interest bearing demand deposits	21,658		4.9

Total deposits	$439,934		100.0%

	2007
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$8,685	1.90%	2.6%
Money markets	26,080	4.36%	7.7
Savings	27,774	3.74%	8.2
Time deposits	155,284	5.09%	46.0
Brokered CDs	100,097	5.17%	29.7
Total interest-bearing deposits	317,920	4.85%	94.2

Non-interest bearing demand deposits	19,591		5.8

Total deposits	$337,511		100.0%

	2006
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$9,911	1.54%	3.8%
Money markets	16,657	3.59%	6.4
Savings	28,991	3.49%	11.1
Time deposits	111,666	4.49%	42.6
Brokered CDs	76,374	4.52%	29.2
Total interest-bearing deposits	243,599	4.20%	93.1

Non-interest bearing demand deposits	18,174		6.9

Total deposits	$261,773		100.0%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$24,407
Three through six months	37,580
Six through twelve months	8,253
Over twelve months	677
Total	$70,917

Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from the FHLB outstanding during 2008, 2007, and 2006 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2008	2007	2006
	(Amounts in thousands, except rates)
Amount outstanding at year end	$61,943	$40,322	$34,851
Weighted average interest rates at year end	4.05%	5.43%	5.50%
Maximum outstanding at any month end	$78,244	$49,209	$41,092
Average outstanding	$54,843	$39,502	$34,321
Weighted average interest rate during the year	4.25%	5.51%	5.22%

Subsidiary Activity

The largest subsidiary of the Company is the Bank. The Bank has a subsidiary, Parke Capital Markets, a corporation, which was formed in 2001 to generate fee income from capital markets financing activities, which include term financings. Farm Folly, a corporation that is a subsidiary of the Bank, was formed in 2006 for real estate assets associated with a previous loan that were repossessed by the Bank in 2006. At December 31, 2008, there were no assets in the subsidiary as a result of the sale of these repossessed assets during the second quarter of 2007. Taylor Glen LLC, another corporation that is a subsidiary of the Bank, was formed in 2008 for real estate assets associated with a previous loan that was repossessed by the Bank in 2008. At December 31, 2008, the subsidiary had a real estate asset that totaled $859,000, and is being reported as other assets in the consolidated financial statements.

Personnel

At December 31, 2008, the Bank had 42 full-time and 9 part-time employees.

Regulation

General. Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

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

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment form one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

On January 30, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Company sold (i) 16,288 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 299,779 shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”), for an aggregate purchase price of $16.3 million in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company at anytime without penalty, subject to Treasury’s consultation with the appropriate federal banking agency.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend declared on the Common Stock prior to January 9, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties. The restrictions described in this paragraph are set forth in the Purchase Agreement.

In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

“Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.15 per share of the Common Stock.

Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series A Preferred Stock, may be issued. The Company has agreed to register the Series A Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the EESA. In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

The foregoing description of the TARP, the CPP and securities covered thereby is qualified in its entirety by reference to the Summary of Senior Preferred Terms and other information regarding the TARP and CPP published on the Department’s website at www.treasury.gov and incorporated herein by reference.

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

Federal Securities Law. The Company’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and the Company is subject to the periodic reporting and other requirements of Section 12(g) of the 1934 Act, as amended.

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

During 2008, the Company evaluated the effectiveness of the internal control over financial reporting based upon the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation performed by management in conjunction with an outside consultant, the Company concluded that the internal control over financial reporting (Sarbanes-Oxley Section 404 certification) was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC was required to establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV have been increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I at between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS would count as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the base assessment rate by more than 50%. The FDIC has further proposed to collect a special assessment of 20 basis points based on insured deposits as of June 30, 2009. The special assessment would be payable on September 30, 2009.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF.  The FICO assessment rate, which is determined quarterly based upon rates, which are determined quarterly, totaled 2% of insured deposits in fiscal 2008.  These assessments will continue until the FICO bonds mature in 2017.

Pursuant to EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank. All eligible institutions participate in the program without cost for the first 30 days of the program. After December 5, 2008, institutions will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. Institutions were required to opt out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they do not wish to participate. The Bank did not opt out of either part.

Capital Adequacy Guidelines. Parke Bancorp (on a consolidated basis) and the Bank are subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

At December 31, 2008, the Parke Bancorp and the Bank had the requisite capital levels to qualify as “well capitalized.”

Item 1A.	Risk Factors
This item is not applicable as the Company is a “smaller reporting company.”
Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
(a)	Properties.

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

Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2008, net property and equipment totaled approximately $3.0 million.

(b)	Investment Policies.

See “Item 1. Business” above for a general description of the Company’s investment policies, which are implemented by the Bank. The Bank’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1)	Investments in Real Estate or Interests in Real Estate. See “Item 1. Business - Lending Activities.”
(2)	Investments in Real Estate Mortgages. See “Item 1. Business - Lending Activities.”
(3)	Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See “Item 1. Business - Lending Activities.”
(c)	Description of Real Estate and Operating Data.
Not Applicable.
Item 3.	Legal Proceedings

At December 31, 2008, the Company was not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2008 Annual Report is incorporated herein by reference.
(b)	Not applicable.
(c)	Treasury stock repurchases during the fourth quarter of 2008 for Parke Bancorp, Inc. were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs

October, 2008	-	$-	-	48,101
November, 2008	-	-	-	48,101
December, 2008	3,700	8.03	3,700	44,401

Total	3,700	$8.03	3,700

On November 9, 2005, the Board of Directors authorized 174,570 shares (adjusted for stock dividends), or approximately 5%, of the issued and outstanding common stock for repurchase by the Company. As of December 31, 2008, the Company has repurchased 130,270 of the authorized shares. The ability of the Company to repurchase additional shares will be subject to restrictions under the TARP Capital Purchase Program as described in the section captioned “Emergency Economic Stabilization Act of 2008”.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2008 Annual Report is incorporated herein by reference.

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

(b)	Internal Control Over Financial Reporting

1. Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2008 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners

The information contained in the section captioned “Principal Holders of our Common Stock” in the Proxy Statement is incorporated herein by reference.

(b)	Security Ownership of Management

The information contained in the sections captioned “Principal Holders of our Common Stock” and “Proposal I – Election of Directors” in the Proxy Statement is incorporated herein by reference.

(c)        Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	380,323	$10.90	162,457

Total	380,323	$10.90	162,457

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Listed below are all financial statements and exhibits filed as part of this report.
1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:
•	Management’s Report on Internal Controls
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Income For the Years Ended December 31, 2008, 2007 and 2006.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
•	Notes to Consolidated Financial Statements
2.	Schedules omitted as they are not applicable.
3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc.*
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A**
3.3	Bylaws of Parke Bancorp, Inc.*
4.1	Specimen stock certificate of Parke Bancorp, Inc.*
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc.*
4.3	Warrant to Purchase shares of the Registrant’s common stock, dated January 30, 2009.**
4.4	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated January 30, 2009 between the Registrant and the United States Department of the Treasury.**
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione****
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook****
10.2	Supplemental Executive Retirement Plan*
10.3	1999 Stock Option Plan*
10.4	2002 Stock Option Plan*
10.5	2003 Stock Option Plan*
10.6	2005 Stock Option Plan***
13	Annual Report to Stockholders for the fiscal year ended December 31, 2008
21	Subsidiaries of the Registrant
23	Consent of McGladrey & Pullen, LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

***	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.

****	Incorporated by reference to the Company’s Current Report on Form 8- K filed with the SEC on November 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 30, 2009			/s/ Vito S. Pantilione
		By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2009.

/s/ Celestino R. Pennoni			/s/ Vito S. Pantilione
Celestino R. Pennoni			Vito S. Pantilione
Chairman of the Board and Director			President, Chief Executive Office and Director

/s/ Fred G. Choate			/s/ Daniel J. Dalton
Fred G. Choate			Daniel J. Dalton
Director			Director

Arret F. Dobson			Thomas Hedenberg
Director			Director

/s/ Anthony J. Jannetti
Edward Infantolino			Anthony J. Jannetti
Director			Director

/s/ Jeffrey H. Krippitz			/s/ Richard Phalines
Jeffrey H. Krippitz			Richard Phalines
Director			Director

/s/ Jack C. Sheppard, Jr.			/s/ Ray H. Tresch
Jack C. Sheppard, Jr.			Ray H. Tresch
Director			Director

/s/ F. Steven Meddick
F. Steven Meddick
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 30, 2009