Form 10-K/A
period 2008-12-31
PARKE BANCORP, INC.
filed 2009-05-04
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

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

PARKE BANCORP, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX

		Page
	Explanatory Note	1

Item 15.	Exhibits and Financial Statement Schedules	2

	Signatures	3

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Parke Bancorp, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009 (the “Original Filing”). We are filing this Amendment to correct certain errors included in the “Selected Financial Data” in the Registrant’s Annual Report to Shareholders filed as Exhibit 13 to the Original Filing. Specifically, book value per share in each of fiscal years 2004 – 2007 is misstated in that the reported values for each of these periods had not been adjusted to reflect the 15% stock dividend declared in 2008.  Book value per share for fiscal year 2008 was also corrected for a mathmatical error.  In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Listed below are all financial statements and exhibits filed as part of this report.
1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:
•	Management’s Report on Internal Controls
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Income For the Years Ended December 31, 2008, 2007 and 2006.
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
•	Notes to Consolidated Financial Statements
2.	Schedules omitted as they are not applicable.
3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc.*
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A**
3.3	Bylaws of Parke Bancorp, Inc.*
4.1	Specimen stock certificate of Parke Bancorp, Inc.*
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc.*
4.3	Warrant to Purchase shares of the Registrant’s common stock, dated January 30, 2009.**
4.4	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated January 30, 2009 between the Registrant and the United States Department of the Treasury.**
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione****
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook****
10.2	Supplemental Executive Retirement Plan*
10.3	1999 Stock Option Plan*
10.4	2002 Stock Option Plan*
10.5	2003 Stock Option Plan*

10.6	2005 Stock Option Plan***
13	Annual Report to Stockholders for the fiscal year ended December 31, 2008
21	Subsidiaries of the Registrant*****
23	Consent of McGladrey & Pullen, LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

***	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.

****	Incorporated by reference to the Company’s Current Report on Form 8- K filed with the SEC on November 29, 2007.

*****	Filed as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: May 4, 2009		/s/ Vito S. Pantilione
	By:	Vito S. Pantilione President, Chief Executive Officer and Director

4