Form 10-Q
period 2009-03-31
PARKE BANCORP, INC.
filed 2009-05-14
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐            Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 12, 2009, there were issued and outstanding 4,033,138 shares of the registrant’s common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	22

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
	(Amounts in thousands, except share data)
Assets

Cash and due from banks	$11,552	$6,700
Federal funds sold and cash equivalents	33	570
Total cash and cash equivalents	11,585	7,270

Investment securities available for sale, at fair value	31,020	31,930
Investment securities held to maturity, at amortized cost
(fair value 2009 - $2,359; 2008 - $2,324)	2,489	2,482
Total investment securities	33,509	34,412

Restricted stock, at cost	2,357	2,583

Loans	581,151	547,660
Less: allowance for loan losses	(8,543)	(7,777)
Total net loans	572,608	539,883

Bank owned life insurance	5,048	5,004
Bank premises and equipment, net	2,968	3,014
Accrued interest receivable	3,050	2,976
Other assets	6,504	6,810

Total assets	$637,629	$601,952

See Notes to Consolidated Financial Statements.

(Continued)

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
	(Amounts in thousands, except share data)
Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing demand	$19,507	$22,261
Interest-bearing	498,835	473,066
Total deposits	518,342	495,327

Federal Home Loan Bank borrowings	33,506	38,540
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	1,458	1,563
Other accrued liabilities	2,781	2,818
Total liabilities	579,490	561,651

Commitments and Contingencies (Note 1)

Shareholders’ Equity
Preferred stock,
$1,000 liquidation value, 1,000,000 shares authorized: Issued: 16,288 at March 31, 2009	15,385	—
Common stock,
$.10 par value, 10,000,000 shares authorized; 4,224,867 and
4,140,231 shares issued at March 31, 2009 and
December 31, 2008, respectively	421	414
Additional paid-in capital	37,008	35,656
Retained earnings	10,233	8,870
Accumulated other comprehensive loss	(2,728)	(2,791)
Treasury stock (191,729 shares at March 31, 2009 and 130,270 shares at December 31, 2008), at cost	(2,180)	(1,848)
Total shareholders’ equity	58,139	40,301

Total liabilities and shareholders’ equity	$637,629	$601,952

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(Amounts in thousands, except share data)

Interest and Dividend Income
Interest and fees on loans	$9,254	$8,224
Interest and dividends on securities	519	556
Interest on federal funds sold and cash equivalents	—	108
Total interest and dividend income	9,773	8,888

Interest Expense
Interest on deposits	4,019	4,422
Interest on borrowings	580	535
Total interest expense	4,599	4,957

Net interest income	5,174	3,931

Provision for Loan Losses	770	360
Net interest income after provision for loan losses	4,404	3,571

Noninterest Income
Loan fees	84	171
Bank owned life insurance income	44	47
Service charges on deposit accounts	46	54
Loss on sale of real estate	(159)	—
Other miscellaneous fee income	156	12
Total noninterest income	171	284

Noninterest Expense
Compensation and benefits	1,010	872
Professional services	243	172
Occupancy and equipment	248	172
Directors fees	78	80
Data processing	82	81
Marketing and business development	34	56
FDIC insurance	71	54
Loss on write down of foreclosed asset	35	75
Other operating expenses	251	162
Total noninterest expense	2,052	1,724

Income Before Income Tax Expense	2,523	2,131

Income Tax Expense	994	832

Net Income	$1,529	$1,299
Preferred stock dividends and discount accretion	$166	$—
Net Income Available to Common Shareholders	$1,363	$1,299

Earnings Per Common Share:
Basic	$0.34	$0.35
Diluted	$0.34	$0.31

Weighted Average Shares Outstanding:
Basic	4,025,906	3,699,969
Diluted	4,035,754	4,134,750

See Notes to Consolidated Financial Statements.

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended March 31, 2009 and 2008

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(Amounts in thousands)
Balance, December 31, 2007	$—	$331	$26,798	$11,897	$(790)	$(1,819)	$36,417
Stock options and warrants exercised	—	4	203	—	—	—	207
Stock compensation	—	—	8	—	—	—	8
15% common stock dividend	—	48	7,223	(7,271)	—	—	—
Comprehensive income (loss)
Net income	—	—	—	1,299	—	—	1,299
Change in net unrealized loss on securities available for sale, net of tax	—	—	—	—	(703)	—	(703)
Pension liability adjustments, net of tax	—	—	—	—	8	—	8
Total comprehensive income							604

Balance, March 31, 2008	—	$383	$34,232	$5,925	$(1,485)	$(1,819)	$37,236

Balance, December 31, 2008	$—	$414	$35,656	$8,870	$(2,791)	$(1,848)	$40,301
Stock options and warrants exercised	—	7	415	—	—	(332)	90
Stock compensation	—	—	7	—	—	—	7
Comprehensive income (loss)
Net income	—	—	—	1,529	—	—	1,529
Net unrealized gain on securities available for sale, net of taxes	—	—	—	—	90	—	90
Pension liability adjustments, net of taxes	—	—	—	—	(27)	—	(27)
Total comprehensive income							1,592
Preferred stock issued	15,358	—	930	—	—	—	16,288
Dividend on perferred stock (5% annually)	—		—	(139)			(139)
Accretion of discount on perferred stock	27	—	—	(27)			—

Balance, March 31, 2009	$15,385	$421	$37,008	$10,233	$(2,728)	$(2,180)	$58,139

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(Amounts in thousands)

Cash Flows from Operating Activities
Net income	$1,529	$1,299
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	77	75
Provision for loan losses	770	360
Stock compensation	7	8
Bank owned life insurance	(44)	(47)
Supplemental executive retirement plan	62	82
Loss on sale of other real estate owned	159	—
Loss on write down of foreclosed asset	35	75
Net accretion of purchase premiums and discounts on securities	(31)	(30)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(588)	177
Decrease in accrued interest payable and other accrued liabilities	(429)	(371)
Net cash provided by operating activities	1,547	1,628

Cash Flows from Investing Activities
Purchases of investment securities available for sale	—	(9,689)
Redemptions (purchases) of restricted stock	227	(224)
Proceeds from maturities of investment securities available for sale	—	1,500
Principal payments on mortgage-backed securities	1,084	691
Proceeds from sale of other real estate owned	700	—
Net increase in loans	(33,571)	(25,724)
Purchases of bank premises and equipment	(31)	(35)
Net cash used in investing activities	(31,591)	(33,481)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	16,288	—
Proceeds from exercise of stock options and warrants	422	207
Purchase of treasury stock	(332)	—
Net decrease in Federal Home Loan Bank short term borrowings	(5,000)	—
Proceeds from Federal Home Loan Bank advances	—	5,000
Payments of Federal Home Loan Bank advances	(34)	(32)
Net increase in noninterest-bearing deposits	25,769	1,414
Net (decrease) increase in interest-bearing deposits	(2,754)	42,243
Net cash provided by financing activities	34,359	48,832

Increase in cash and cash equivalents	4,315	16,979

Cash and Cash Equivalents, January 1,	7,270	9,178

Cash and Cash Equivalents, March 31,	$11,585	$26,157

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$4,704	$4,902
Income taxes	$1,351	$852

Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$75	$—

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

Financial Statements

The accompanying financial statements as of March 31, 2009 and for the three month period ended March, 2009 included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted; therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, as filed with the SEC. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other periods.

Basis of Financial Statement Presentation

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets, Farm Folly LLC and Taylors Glen LLC. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. All significant inter-company balances and transactions have been eliminated. Such statements have been prepared in accordance with GAAP and general practice within the banking industry.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as a part of the Bank’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as “available-for-sale” and are carried at fair value, with temporary unrealized gains or losses reported as a separate component of accumulated other comprehensive income (losses), net of the related income tax effect. Declines in the fair value of the individual available-for-sale securities below their cost that are other than temporary have resulted in write downs of the individual securities to their fair value and are included in non-interest income in the consolidated statements of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to holders of common stock (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008 was 4,023,820 and 3,699,969 respectively.

Diluted earnings per share are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive effect of options and warrants outstanding had been exercised. The assumed conversion of dilutive options and warrants resulted in 9,847 and 434,781 additional shares for the three months ended March 31, 2009 and 2008.

Income is reduced by the dividends on the cumulative perpetual preferred stock issued to the U.S. Treasury and the accretion of the discount on the preferred stock. The amounts reported have been adjusted for the impact of dividends declared on common stock.

NOTE 3. LOANS

The portfolio of the loans outstanding consists of:

	March 31, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(Amounts in thousands)

Commercial	$20,877	3.6%	$19,935	3.6%
Real estate construction
Residential	93,755	16.1	87,327	15.9
Commercial	36,639	6.3	31,582	5.8
Real estate mortgage
Residential	101,898	17.5	90,226	16.5
Commercial	317,509	54.6	308,457	56.3
Consumer	10,473	1.8	10,133	1.9
Total Loans	$581,151	100.0%	$547,660	100.0%

At March 31, 2009 the Company had loans with balances totaling $12.2 million on non-accrual. At December 31, 2008 loan balances on non-accrual were $8.2 million. Loans with interest past due 90 days or more and still accruing totaled $563,000 at March 31, 2009. There were none at December 31, 2008. The Company has created interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify. Total loans with interest reserves were $130.1 million and $120.8 million at March 31, 2009 and December 31, 2008 respectively. On a monthly basis management reviews loans with interest reserves to assess current and projected performance.

NOTE 4. REGULATORY RESTRICTIONS

The Company and the Bank are subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

			Regulatory Guidelines
	Actual		Minimum Capital		To Be Well-Capitalized
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of March 31, 2009
(Amounts in thousands)

Total Risk Based Capital	$81,702	13.8%	$47,471	8%		N/A		N/A
(to Risk Weighted Assets)

Tier I Capital	$74,270	12.5%	$23,735	4%		N/A		N/A
(to Risk Weighted Assets)

Tier I Capital	$74,270	11.5%	$25,734	4%		N/A		N/A
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Capital		To Be Well-Capitalized
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2008
(Amounts in thousands)

Total Risk Based Capital	$63,609	11.2%	$45,474	8%		N/A		N/A
(to Risk Weighted Assets)

Tier I Capital	$56,495	9.9%	$22,737	4%		N/A		N/A
(to Risk Weighted Assets)

Tier I Capital	$56,495	9.5%	$23,761	4%		N/A		N/A
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Capital		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2009
(Amounts in thousands)

Total Risk Based Capital	$80,977	13.6%	$47,471	8%	$59,338	10%
(to Risk Weighted Assets)

Tier I Capital	$73,546	12.4%	$23,735	4%	$35,603	6%
(to Risk Weighted Assets)

Tier I Capital	$73,546	11.4%	$25,734	4%	$32,167	5%
(to Average Assets)

			Regulatory Guidelines
	Actual		Minimum Capital		To Be Well-Capitalized
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
(Amounts in thousands)

Total Risk Based Capital	$63,325	11.1%	$45,474	8%	$56,843	10%
(to Risk Weighted Assets)

Tier I Capital	$56,211	9.9%	$22,737	4%	$34,106	6%
(to Risk Weighted Assets)

Tier I Capital	$56,211	9.5%	$23,761	4%	$29,701	5%
(to Average Assets)

Management believes, as of March 31, 2009 and December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 5. CAPITAL

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP) which provides the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. This program is voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The CPP provides for a minimum investment of 1% of Risk-Weighted-Assets, with a maximum investment of the lesser of 3% of Risk-Weighted Assets or $25 billion. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury. The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009. These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The allocation of proceeds resulted in a discount on the preferred stock that will be accreted over five years. The Company issued 299,779 common stock warrants to the U.S. Treasury and $930,000 of the proceeds were allocated to the warrants. . The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $8.15 per share of common stock.

The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payments. There were no awards during 2009 or 2008. Compensation expense recognized during the first quarters of 2009 and 2008 amounted to $7,000 and $8,000 respectively. As of March 31, 2009, unrecognized compensation expense of $11,500 in connection with non-vested options is expected to be recognized within the next year.

NOTE 6. COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table.

	For the three months ended March 31,
	2009	2008
	(Amounts in thousands)
Net income	$1,529	$1,299
Unrealized gains (losses) on securities (net of tax of $60 and $468)	90	(703)
Minimum pension liability (net of tax of $18 and $5)	(27)	8
	$1,592	$604

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis. Nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis under SFAS 157 were delayed under FASB Staff Position (FSP) No. 157-2 Effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008. Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) previously deferred under the provisions of this FSP.

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

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Securities available for sale

As of March 31, 2009	$—	$27,281	$3,739	$31,020

As of December 31, 2008	—	30,225	1,705	31,930

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	(Amounts in thousands)
	2009	2008

Beginning balance at January 1,	$1,705	$5,735
Total net gains (losses) included in:
Net income	—	—
Other comprehensive income (loss)	441	(1,140)
Purchases, sales, issuances and settlements, net	—	—
Net transfers in to or (out) of Level 3	1,593	—
Ending balance March 31,	$3,739	$4,595

Fair Value on a Non-recurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
As of March 31, 2009
Impaired Loans	$—	$—	$13,320	$13,320
Repossessed Assets	—	—	78	78
Other Real Estate Owned	—	—	75	75

As of December 31, 2008
Impaired Loans	$—	$—	$9,978	$9,978
Repossessed Assets	—	—	113	113

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans had a carrying amount of $13,599,000 and $10,200,000 at March 31, 2009 and December 31, 2008 respectively, with a valuation allowance of $279,000 and $222,000 at March 31, 2009 and December 31, 2008 respectively, resulting in no additional provisions for the periods.

Repossessed assets, consisting of stock in an unrelated bank and a mobile home, were recorded based upon Management’s best estimate of fair value. Considering the financial condition, the stock was written down to $15,000 (lower of cost or market) as of March 31, 2009 resulting in a valuation allowance of $485,000 and a charge to current period earnings of $35,000. At December 31, 2008 repossessed assets totaled $113,000.

Other real estate owned (OREO) consists of one property which is recorded at fair value based upon current appraised value less estimated disposition costs.

Recently Issued Accounting Pronouncements

On April 9, 2009 the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards that will become effective for Parke Bancorp, Inc. in the quarter ending June 30, 2009. These amendments are described below. Management is assessing the impact of the adoption of the FSPs on the Company’s financial condition, statement of operations and statement of cash flows.

FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)

FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security or it is not more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP No. FAS 107-1 and APB 28-1, Interim Fair Value Disclosures

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

(unaudited)

The following discussion compares the results of operations for the three month period ended March 31, 2009 to the results of operations for the three month period ended March 31, 2008. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as the financial information included in the 2008 Annual Report on Form 10-K/A.

Results of Operations

Net Income. For the quarter ended March 31, 2009, net income totaled $1.5 million, compared to $1.3 million for the quarter ended March 31, 2008. Net income available to common shareholders, which includes the impact of dividends and accretion of discount on preferred stock, was $1.4 million for the three months ended March 31, 2009. Earnings per share presented are calculated on net income available to common shareholders. Diluted earnings per share for the three months ended March 31, 2009 totaled $0.34, compared to $0.31 per share for the same period of 2008. Prior period earnings per share information has been adjusted for the 15% stock dividend paid in the second quarter of 2008.

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

Net interest income for the three months ended March 31, 2009 totaled $5.2 million, an increase of 31.6% over $3.9 million for the three months ended March 31, 2008. Interest income of $9.8 million increased $885,000, or 10.0%, from the comparable quarter of 2008 due to an increase in average interest-earning assets of $121.7 million, or 25.6%, that was partially offset by a decline in the yield on average interest-earning assets. The average yield on earning assets fell 88 basis points to 6.64% for the first quarter of 2009 from 7.52% for the first quarter of 2008. The Federal Reserve’s targeted fed funds rate of 0 to 0.25% was at historic lows in the first quarter of 2009. That range compares to the average fed funds rate of 3.18% in the first quarter of 2008. The Company’s practice of setting floors on commercial and real estate loans has protected the net interest margin from decline.

For the quarter ended March 31, 2009, interest expense of $4.6 million decreased by $358,000, or 7.2%, from $5.0 million for the quarter ended March 31, 2008. In order to fund the Company’s asset growth, Management successfully implemented deposit account promotions and reduced its reliance on debt. Average interest-bearing liabilities grew $136.7 million, or 31.9%, in the first quarter of 2009 to $564.6 million from $427.9 million for the comparable 2008 period. The average rate paid on interest-bearing liabilities dropped 136 basis points to 3.30% for the three months ended March 31, 2009 from 4.66% for the same period of 2008.

The net interest margin of 3.52% for the first quarter of 2009 increased from 3.33% for the quarter ended March 31, 2008. The increase is due to the cost of funds declining more than the yield on loans.

Provision for Loan Losses. The provision for loan losses amounted to $770,000 for the first quarter of 2009 as compared to $360,000 for the same quarter in 2008. The increase in the provision for the 2009 period was driven by the credit quality and growth of the loan portfolio.

Non-interest Income. Non-interest income for the quarter ended March 31, 2009 was $171,000 compared to $284,000 in income from the comparable quarter of 2008. The $113,000 decrease was attributable to a $159,000 loss on the sale of one of the OREO properties, which was partially offset by an increase of $144,000 in other miscellaneous income, the majority of which was the reimbursement of prior period legal fees.

Non-interest Expense. Noninterest expense of $2.1 million for the current quarter increased by $328 thousand or 19.0%, above the prior years’ comparable quarter of $1.7 million. The change was associated with increased staffing costs related to annual merit raises and higher cost fringe benefits of $138,000, increased legal expense of $68,000 resulting in part from SEC and U.S. Treasury Department filings related to the EESA capital program and an increase in shares tax in the State of Pennsylvania of $71,000.

Income Taxes. The Company recorded income tax expense of $994,000, on income before taxes of $2.5 million for the three months ended March 31, 2009, resulting in an effective tax rate of 39.4%, compared to income tax expense of $832,000 on income before taxes of $2.1 million for the same period of 2007, resulting in an effective tax rate of 39.0%.

	Interest Yield Table
	For the three months ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Amounts in thousands, except percentages
Assets
Loans ¹	560,812	9,254	6.69	424,098	8,224	7.80
Investment securities	35,628	518	5.90	37,169	556	6.02
Federal funds sold and money markets	552	1	0.92	13,998	108	3.10
Total interest-earning assets	596,992	$9,773	6.64	475,265	$8,888	7.52

Allowance for loan loss	(7,960)			(5,870)
Other assets	50,884			19,002
Total assets	$639,916			$488,397

Liabilities and Shareholders’ Equity
NOWs	$10,326	$44	1.72%	$13,481	$94	2.80%
Money markets	56,886	260	1.85	32,183	298	3.72
Savings	74,662	524	2.85	31,996	286	3.60
Time deposits	186,808	1,397	3.03	166,887	2,021	4.87
Brokered certificates of deposit	175,114	1,795	4.16	139,969	1,723	4.95
Total interest-bearing deposits	503,796	4,019	3.24	384,516	4,422	4.63
Borrowings	60,821	580	3.87	43,417	535	4.96
Total interest-bearing liabilities	564,617	$4,599	3.30	427,933	$4,957	4.66

Non-interest bearing demand deposits	19,267			19,040
Other liabilities	4,012			3,867
Shareholder’s equity	52,020			37,557
Total liabilities and shareholders’ equity	$639,916			$488,397

Net interest income		$5,174			$3,931

Interest rate spread ²			3.34%			2.86%

Net interest margin ³			3.52%			3.33%

¹	Non-accrual loans are included in the average balance. Income includes SFAS No. 91 loan fees.
[2]	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities
[3]	Net interest margin is the ratio of net interest income to average total interest-earning assets

Financial Condition

At March 31, 2009 and December 31, 2008

(unaudited)

The following discussion compares the financial condition at March 31, 2009 to the financial condition at December 31, 2008. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the 2008 Annual Report on Form 10-K.

Total assets at March 31, 2009 amounted to $637.6 million, compared to $602.0 million at December 31, 2008, resulting in an increase of $35.7 million, or 5.9%. This increase was driven primarily by planned loan growth as the Company continued to expand its loan portfolio through development of new and existing business relationships.

Investment securities amounted to $33.5 million at March 31, 2009 versus $34.4 million at December 31, 2008. The net unrealized loss that existed as of March 31, 2009 in the available-for-sale investment portfolio is largely the result of market changes in interest rates and economic conditions since the securities were purchased. This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value or maturity, substantiates the Company’s belief that the unrealized losses in the available-for-sale portfolio are temporary. The Company continuously monitors the investment portfolio to determine the impact of changing economic conditions. Management utilizes third party sources to value securities to determine whether other-than-temporary impairment exists. To the extent that adverse changes in interest rates, credit movements and other factors occur, the Company may be required to record other-than-temporary impairment charges in the future.

Total loans at March 31, 2009 were $581.2 million, which represented an increase of $33.5 million, or 6.1% above the level of $547.7 million at December 31, 2008. Growth was concentrated in the commercial real estate loan portfolio.

The allowance for loan losses amounted to $8.5 million at March 31, 2009 compared to $7.8 million at December 31, 2008. The ratio of the allowance for loan losses to total loans increased from 1.42% at December 31, 2008 to 1.47% at March 31, 2009. The Company’s management has taken non-performing loans and other loans of concern into consideration in establishing the allowance for loan losses. The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level and performance of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of the Company’s management’s assessment of the risks within the portfolio based upon the information revealed in credit management, monitoring and reporting processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction, multi-family, residential and commercial real estate loans, including purchased loans. This risk assessment takes into account the composition of the loan portfolio and historical loss experience for each major loan category. In addition qualitative adjustments are made for levels and trends in delinquencies, non-accruals and impaired loans; trends in volume; effects, if any, for changes in the Company’s credit policy; experience and depth of the lending staff; any national and local economic trends and conditions impacting the portfolio; and concentrations of credit within the total portfolio.

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated. The portion of the loan loss allowance allocated to each loan category is not indicative of totals available solely to cover losses inherent in the loan category. Rather, the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

		March 31, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(Amounts in thousands, except percentages)

Commercial	$307	3.6%	$283	3.6%
Real estate construction
Residential	1,378	16.1	1,240	15.9
Commercial	539	6.3	448	5.8
Real estate mortgage
Residential	1,498	17.5	1,281	16.5
Commercial	4,667	54.6	4,381	56.3
Consumer	154	1.8	144	1.9
Total Loans	$8,543	100.0%	$7,777	100.0%

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

Non-performing loans, expressed as a percentage of total loans, amounted to 2.1% at March 31, 2009 versus 1.5% at December 31, 2008. At March 31, 2009, the Company had $12.2 million in non-accruing loans, which increased from $8.2 million at December 31, 2008.

Total deposits amounted to $518.3 million at March 31, 2009 and increased by $23.0 million, or 4.6%, from $495.3 million at December 31, 2008. Interest-bearing deposits increased by 5.4% and noninterest-bearing decreased by 12.4%.

Borrowings, which included Federal Home Loan Bank (FHLB) advances, repurchase agreements and subordinated debentures amounted to $56.9 million at March 31, 2009, a decrease of $5.0 million from $61.9 million at December 31, 2008.

Shareholders’ equity was $58.1 million at March 31, 2009 and $40.3 million at December 31, 2008. In addition to net income of $1.5 million, perpetual preferred stock issued under the Treasury Capital Purchase Program (CPP) totaled $16.3 million.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is used on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to increased rate movements. Qualitative factors include the general economic environment in the Company’s market area. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Managements Discussion and Analysis, which discusses the allowance for loan losses in this section, entitled “Financial Condition”. Although management believes the level of this allowance as of March 31, 2009 was adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that can not be reasonably predicated at this time.

Valuation of Investments

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issues and (3) the intent and the ability of the Company to retain its investment in the issues for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, Management utilizes third party sources to value securities to determine whether other-than-temporary impairment exists.

Management does not believe any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment. The Company believes it will collect all amounts contractually due on these securities as it has the ability to hold these securities until the fair value is at least equal to the carrying value. Should the impairment become other-than-temporary, the carrying value of the investment will be reduced and the unrealized loss will be recorded in the statement of income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 112.1% and 110.6% at March 31, 2009 and December 31, 2008, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2009. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support local growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of March 31, 2009, the Company had short term lines of credit with PNC Bank for $13.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at March 31, 2009. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of March 31, 2009, the Company maintained lines of credit with the FHLB of $83.7 million, of which $33.5 million was outstanding at March 31, 2009.

As of March 31, 2009, the Company’s investment securities portfolio included $20.7 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company’s management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At March 31, 2009, the Company’s management believes that the Company and the Bank are “well-capitalized” and in compliance with all applicable regulatory requirements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Parke Bancorp, Inc., which was held on April 28, 2009, the shareholders of Parke Bancorp, Inc. elected all four directors who were nominated by the Company, as follows:

	Votes For		Votes Withheld
For Term Expiring 2012	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast

Daniel J. Dalton	3,346,194	96.5%	120,579	3.5%
Arret F. Dobson	3,390,744	97.8%	76,029	2.2%
Anthony J. Jannetti	3,455,145	99.7%	11,628	0.3%
Vito S. Pantilione	3,390,744	97.8%	76,029	2.2%

The shareholders adopted the resolution for the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009. Of shareholders that voted (86.0%), 3,219,366 (92.9%) approved the ratification, while 244,896 (7.0%) voted against the proposal and 2,511 (0.1%) abstained.

Also approved was the (non-binding) proposal regarding executive compensation. Of shareholders that voted (86.0%), 3,139,023 (90.5%) approved the ratification, while 120,144 (3.5%) voted against the proposal and 207,606 (6.0%) abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Certifications required by Rule 13a-14(a).
32	Certification required by 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date	May 13, 2009	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 13, 2009	/s/ F. Steven Meddick
F. Steven Meddick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)