Form 10-Q
period 2009-06-30
PARKE BANCORP, INC.
filed 2009-08-14
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Yes ☐ No ☐

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

As of August 14, 2009, there were issued and outstanding 4,033,138 shares of the registrant’s common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4T.	Controls and Procedures	31

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2009	2008
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$6,277	$6,700
Federal funds sold and cash equivalents	80	570
Cash and cash equivalents	6,357	7,270
Investment securities available for sale, at fair value	25,960	31,930
Investment securities held to maturity (fair value of $2,441 at June 30, 2009 and $2,324 at December 31, 2008)	2,495	2,482
Loans, net of unearned income	592,240	547,660
Less: Allowance for loan and lease losses	9,514	7,777
Net loans and leases	582,726	539,883
Accrued interest receivable	3,140	2,976
Premises and equipment, net	2,967	3,014
Restricted stock, at cost	2,398	2,583
Bank owned life insurance (BOLI)	5,093	5,004
Other assets	8,757	6,810
Total Assets	$639,893	$601,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$20,196	$22,261
Interest-bearing deposits	504,371	473,066
Total deposits	524,567	495,327
FHLB borrowings	28,972	38,540
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	1,289	1,563
Other liabilities	3,275	2,818
Total liabilities	581,506	561,651
Shareholders’ Equity
Preferred stock, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at June 30, 2009; and 0 at December 31, 2008	15,426	0
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 4,224,867 shares at June 30, 2009; and 4,140,231 shares at December 31, 2008	421	414
Additional paid-in capital	37,012	35,656
Retained earnings	11,168	8,870
Accumulated other comprehensive loss	(3,460)	(2,791)
Treasury stock, 191,729 shares at June 30, 2009; and 130,270 shares at December 31, 2008, at cost	(2,180)	(1,848)
Total shareholders’ equity	58,387	40,301
Total liabilities and shareholders’ equity	$639,893	$601,952

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
For the six months ended June 30,			For the three months ended June 30,
2009		2008	2009	2008
(in thousands except share data)
Interest income:
Interest and fees on loans	$18,966	$16,527	$9,711	$8,303
Interest and dividends on investments	1,014	1,135	496	579
Interest on federal funds sold and cash equivalents	1	175	—	67
Total interest income	19,981	17,837	10,207	8,949
Interest expense:
Interest on deposits	7,566	8,719	3,547	4,297
Interest on borrowings	1,105	1,063	524	528
Total interest expense	8,671	9,782	4,071	4,825
Net interest income	11,310	8,055	6,136	4,124
Provision for loan losses	1,750	924	980	564
Net interest income after provision for loan losses	9,560	7,131	5,156	3,560
Noninterest income (loss)
Loan fees	140	246	56	75
Net income from BOLI	89	94	45	47
Service fees on deposit accounts	90	89	44	35
Other than temporary impairment losses	(1,281)	(488)	(1,281)	(488)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	93	—	93	—
Net impairment losses recognized in earnings	(1,188)	(488)	(1,188)	(488)
Loss on sale of real estate owned	(159)	—	—	—
Other	198	50	42	38
Total noninterest income (loss)	(830)	(9)	(1,001)	(293)
Noninterest expense
Compensation and benefits	2,012	1,733	1,002	861
Professional services	452	409	209	237
Occupancy and equipment	438	362	190	189
Data processing	168	140	86	69
FDIC Insurance	442	113	371	58
Loss on write down of foreclosed assets	54	75	20	—
Other operating expense	736	607	372	301
Total noninterest expense	4,302	3,439	2,250	1,715
Income before income tax expense	4,428	3,683	1,905	1,552
Income tax expense	1,720	1,383	726	551
Net income	2,708	2,300	1,179	1,001
Preferred stock dividend and discount accretion	410	—	244	—
Net income available to common shareholders	$2,298	$2,300	$935	$1,001

Earnings per common share
Basic	$0.57	$0.62	$0.23	$0.27
Diluted	$0.57	$0.55	$0.23	$0.24
Weighted average shares outstanding
Basic	4,029,542	3,718,193	4,033,138	3,736,418
Diluted	4,036,347	4,148,980	4,033,138	4,163,040

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2007	$0	$331	$26,798	$11,897	$(790)	$(1,819)	$36,417
Stock warrants exercised		8	388				396
Stock compensation			16				16
15% common stock dividend		48	7,223	(7,271)			0
Comprehensive income (loss):
Net income				2,300			2,300
Change in unrealized loss on securities available for sale, net of tax					(1,107)		(1,107)
Pension liability adjustments, net of tax					15		15
Total comprehensive income							1,208
Balance, June 30, 2008	$0	$387	$34,425	$6,922	$(1,882)	$(1,819)	$38,033

Balance, December 31, 2008	$0	$414	$35,656	$8,870	$(2,791)	$(1,848)	$40,301
Stock warrants exercised		7	415			(332)	90
Stock compensation			11				11
Comprehensive income (loss):
Net income				2,708			2,708
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(55)		(55)
Net unrealized losses on available for sale securities without OTTI, net of taxes					(596)		(596)
Pension liability adjustments, net of taxes					(18)		(18)
Total comprehensive income							2,039
Preferred stock issued	15,358		930				16,288
Dividend on preferred stock (5% annually)				(342)			(342)
Accretion of discount on preferred stock	68			(68)			0
Balance, June 30, 2009	$15,426	$421	$37,012	$11,168	$(3,460)	$(2,180)	$58,387

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ended June, 30
2009		2008
(in thousands)
Cash Flows from Operating Activities
Net income	$2,708	$2,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	152
Provision for loan losses	1,750	924
Stock compensation	11	16
Bank owned life insurance	(89)	(94)
Supplemental executive retirement plan	118	163
Loss on sale of other real estate owned	159	—
Loss on write down of foreclosed assets	54	75
Other than temporary decline in value of investments	1,188	488
Net accretion of purchase premiums and discounts on securities	(87)	(56)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(2,227)	(566)
Decrease in accrued interest payable and other accrued liabilities	(147)	(475)
Net cash provided by operating activities	3,576	2,927
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(2,309)	(12,425)
Redemptions (purchases) of restricted stock	185	(753)
Proceeds from maturities of investment securities available for sale	3,000	2,500
Principal payments on mortgage-backed securities	3,060	1,461
Proceeds from sale of other real estate owned	700	—
Net increase in loans	(44,846)	(57,961)
Purchases of bank premises and equipment	(110)	(49)
Net cash used in investing activities	(40,320)	(67,227)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	16,288	—
Payment of dividend on preferred stock	(238)	—
Proceeds from exercise of stock options and warrants	422	392
Purchase of treasury stock	(332)	—
Net (decrease)/increase in Federal Home Loan Bank short term borrowings	(5,000)	5,000
Proceeds from Federal Home Loan Bank advances	—	10,000
Payments of Federal Home Loan Bank advances	(4,568)	(1,314)
Net (decrease) increase in noninterest-bearing deposits	(2,065)	2,796
Net increase in interest-bearing deposits	31,305	49,915
Net cash provided by financing activities	35,812	66,789
(Decrease)/Increase in cash and cash equivalents	(913)	2,489
Cash and Cash Equivalents, January 1,	7,270	9,178
Cash and Cash Equivalents, June 30,	$6,357	$11,667
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$8,945	$9,964
Income taxes	$3,701	$2,277
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$254	$—

See accompanying notes to consolidated financial statements

Notes to Financial Statements (Unaudited)

NOTE 1. ORGANIZATION

Parke Bancorp, Inc. (“Parke Bancorp” or the “Company”) is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the “Bank”).

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through branches in Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania.

The Bank competes with other banking and financial institutions in its primary market areas. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time certificates of deposit and all types of loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

The Bank is subject to regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry.

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets, Farm Folly LLC and Taylors Glen LLC. Parke Capital Markets and Farm Folly LLC are presently inactive and Taylors Glen LLC was sold in March of 2009. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report for the year ended December 31, 2008 since they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. The accompanying interim financial statements for the three months and six months ended June 30, 2009 and 2008 are unaudited. The balance sheet as of December 31, 2008, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results for the full year.

Use of Estimates: In preparing the interim financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of expenses and revenues. Actual results could differ from such estimates. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments are particularly subject to change.

Recently Issued Accounting Pronouncements: Effective April 1, 2009 the Company adopted the three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards issued by the Financial Accounting Standards Board (FASB), that became effective for Parke Bancorp, Inc. in the quarter ending June 30, 2009. These amendments are described below.

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

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. Adoption of this FSP did not have a significant impact on the manner in which management determines fair value of illiquid investments in the Company’s portfolio.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security or it is not more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Accordingly, management has expanded the presentation and disclosure of OTTI of investment securities as more fully described in Note 3.

FSP No. FAS 107-1 and APB 28-1, Interim Fair Value Disclosures

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Accordingly, management has included the fair value of financial instruments disclosures required by FASB Statement No. 107 as detailed in Note 7.

FASB Statement No. 165 Subsequent Events

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which the Company adopted as of June 30, 2009. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with generally accepted accounting principles (GAAP) and approved for issuance). However, Statement No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. There are two types of subsequent events to be evaluated under this Statement:

Recognized subsequent events - An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Non-recognized subsequent events - An entity must not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but before financial statements are issued or are available to be issued. Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, an entity must disclose the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made.

Statement No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued.

This Statement applies to both interim financial statements and annual financial statements. Statement No. 165 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. Parke Bancorp, Inc. management believes that Statement No. 165 will not result in significant changes in the subsequent events that the Company reports - either through recognition or disclosure - in its financial statements.

Accordingly, management has evaluated subsequent events through August 14, 2009, the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of June 30, 2009.

NOTE 3. INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company’s investment in available-for-sale and held-to-maturity securities as of June 30, 2009:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(In thousands)
Available-for-sale:
Corporate debt obligations	$2,508	$14	$238	$—	$2,284
Residential mortgage-backed securities	20,485	560	81	—	20,964
Collateralized mortgage obligations	2,578	153	607	93	2,031
Collateralized debt obligations	5,728	—	5,047	—	681
Total available-for-sale	$31,299	$727	$5,973	$93	$25,960

Held to maturity:
States and political subdivisions	$2,495	$10	$64	$—	$2,441

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2009, are as follows:

	Amortized Cost	Fair Value
Available-for-sale:	(In thousands)
Due within one year	$501	$503
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years	7,735	2,462
Residential mortgage-backed securities and collateralized mortgage obligations	23,063	22,995
Total available for sale	$31,299	$25,960

Held-to-maturity:
Due within one year	$—	$—
Due after one year through three years	541	551
Due after three years through five years	—	—
Due after five years	1,954	1,890
Total held-to-maturity	$2,495	$2,441

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
Corporate debt obligations	$—	$—	$1,762	$238	$1,762	$238
Residential mortgage-backed securities	3,467	81	—	—	3,467	81
Collateralized mortgage obligations	—	—	315	607	315	607
Collateralized debt obligations	—	—	681	5,047	681	5,047
Total available-for-sale	$3,467	$81	$2,758	$5,892	$6,225	$5,973

Held to maturity:
States and political subdivisions	$—	$—	$1,890	$64	$1,954	$64

Corporate Debt Obligations: The Company’s unrealized loss on investments in corporate bonds relates to three trust preferred securities (TruPS) issued by financial institutions, totaling $2.0 million. The unrealized loss was primarily caused by an illiquid market for this sector of security. All three issues have been rated A or above by Moody’s. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment to be other-than-temporarily impaired at June 30, 2009.

Residential Mortgage-Backed Securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by movement in interest rates. The securities were issued by FNMA and FHLMC, government sponsored entities. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2009.

Collateralized Mortgage Obligations: The Company’s unrealized loss relates principally to a privately issued collateralized mortgage obligation, with amortized cost basis of $887,000 and fair value of $314,000. The unrealized loss was primarily caused by an illiquid market for this sector of security and movement in interest rates. The underlying collateral has been analyzed, and projections have been made regarding the future performance, considering factors including prepayment speed, default rates and loss severities. The analysis indicates that the Company should expect to receive all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider this investment to be other-than-temporarily impaired at June 30, 2009.

Collateralized Debt Obligations: The Company’s portfolio of collateralized debt obligations (CDOs) consist of four issues totaling $5.7 million, with a fair value of $681,000. CDOs are pooled securities primarily secured by trust preferred securities (TruPS), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par after five years. The current economic downturn has had a significant adverse impact on the financial services industry, consequently, TruPS CDOs do not have an active trading market.

With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the existence of OTTI:

The credit quality of each collateral pool was assessed for the purpose of projecting defaults and recoveries. In general, the credit quality of most TruPS CDO collateral has declined significantly during the credit crisis, with roughly 10% of TruPS collateral currently in default or deferral. It was assumed, conservatively, that all issuers currently in deferral will default prior to their next payment dates. Bank trust preferred issues represent the majority of TruPS CDO collateral, and issuers are typically not rated by the major statistical rating agencies. Therefore, credit quality of each bank issuer was evaluated based on financial ratios generated from fourth quarter 2008 bank regulatory call report data, and focused on CAMELS ratios (capital adequacy, asset quality, earnings, liquidity, and sensitivity to interest rates). The CAMELS model is a relative risk model, i.e. stratifying the 8,400+ banks into a 1 through 5 ranking. There are 29 separate ratios that comprise the CAMELS model. Each of these ratios is weighted to arrive at a composite rating for each component. Each component is than re-weighed to arrive at a consolidated rating of 1 to 5. All 4 and 5 rated collateral are run through a second level filter to further segment these issuers based on potential default probability. A stress test was applied to all 4 and 5 rated issuers to categorize these names into 3 buckets: high risk (100% probability of default at next payment date), medium risk (50% probability), and low risk (0% probability). Due to the current stress on the banking system, and the fact that ratio analyses are backward looking, a baseline default rate of 2% was added annually for the next two years to the default projections for specific issuers.

Quantifying losses given default is an important consideration in CDO valuation, as recoveries are applied to retire bond principal. TruPS collateral is deeply subordinated within issuers’ capital structures, so large recoveries are unlikely. Accordingly, recoveries of 10% were assumed on defaulted bank collateral, and zero recoveries on defaulted insurance companies.

The final step in the analysis involves modeling and valuing the cash flows for each deal under the assumptions described above. The fair value of each bond was assessed by discounting their projected cash flows by a discount rate ranging from 5.43% to 6.16%. The collateral discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks. As the yields for these sectors vary, discount rates for each pool were weighted by the performing balance of each asset class.

The above analysis indicated that there is no break in yield, and that all contractual cash flows should be received by the Company. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider this portfolio to be other-than-temporarily impaired at June 30, 2009.

Other-Than-Temporarily Impaired Debt Securities

We assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

The present value of expected future cash flows is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity.

We have a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. On a quarterly basis, we review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to adoption of the FSP on April 1, 2009. OTTI recognized in earnings subsequent to adoption in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the six month period ended June 30, 2009.

(In thousands)
Beginning balance	$2,279
Initial credit impairment	565
Subsequent credit impairments	623
Reductions for amounts recognized in earnings due to intent or requirement to sell	—
Reductions for securities sold	—
Reductions for increases in cash flows expected to be collected	—
Ending balance	$3,467

A summary of investment gains and losses recognized in income during the six month period ended June 30, 2009 is as follows:

(In thousands)
Available-for-sale securities:
Realized gains	$—
Realized (losses)	—
Other than temporary impairment	(1,188)
Total available-for-sale securities	$(1,188)

(In thousands)
Held-to-maturity securities:
Realized gains	$—
Realized (losses)	—
Other than temporary impairment	—
Total held-to-maturity securities	$0

During the first half of 2009, the Company recognized $1.2 million of other-than-temporary impairment losses on available-for-sale securities, attributable to an impairment charge recognized on $2.2 million of privately issued collateralized mortgage obligations. The impairment charges for the mortgage-related securities were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities.

With the assistance of competent third-party valuation specialists, the Company utilized the following methodologies to quantify the other-than-temporary-impairment. The underlying mortgage collateral was analyzed in order to project future cash flows and to calculate the credit component of the OTTI. Four major assumptions were utilized; prepayment (CPR), constant default rate (CDR), loss severity and risk adjusted discount rate. The methodologies for the four assumptions are:

CPR – An 18% CPR was utilized, was based on recent historical trends as well as adjustments made to incorporate forward looking expectations.

CDR - In order to develop a CDR assumption, the underlying mortgages were stratified based on loan to value ratios, the borrower’s FICO credit scores, documentation level and current delinquency status. Each of these segments was assigned a projected default rate based on historical data.

Loss Severity - The loss severity assumption was based on historical geographical data, adjusted for the underlying mortgage collateral’s LTV.

Risk Adjusted Discount Rate – The discount rate of 4.26% was derived based on the spread from the most recent active market indication for either the instrument in question or a proxy of the instrument.

The resulting spread was then used in conjunction with the swap curve to discount the expected cash flow stream.

NOTE 4. LOANS

The portfolio of the loans outstanding consists of:

	June 30, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(amounts in thousands)
Commercial	$19,848	3.4%	$19,935	3.6%
Real estate construction:
Residential	91,406	15.4	87,327	15.9
Commercial	29,718	5.0	31,582	5.8
Real estate mortgage:
Residential	107,862	18.2	90,226	16.5
Commercial	332,070	56.1	308,457	56.3
Consumer	11,336	1.9	10,133	1.9
Total Loans	$592,240	100.0%	$547,660	100.0%

Loans on non-accrual were $16.1 million at June 30, 2009 and $8.2 million at December 31, 2008. No loans with interest past due 90 days or more were still accruing at June 30, 2009 or December 31, 2008. The Company has created interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify. Total loans with interest reserves were $108.9 million at June 30, 2009 and $120.8 million at December 31, 2008. On a monthly basis management reviews loans with interest reserves to assess current and projected performance and determines whether such reserves will continue to be funded.

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$82,334	13.8%	$47,752	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$74,847	12.5%	$23,876	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$74,847	11.7%	$25,506	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
(amounts in thousands except ratios)

Total Risk Based Capital	$63,609	11.2%	$45,474	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$56,495	9.9%	$22,737	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$56,495	9.5%	$23,761	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$82,080	13.8%	$47,751	8%	$59,689	10%
(to Risk Weighted Assets)

Tier 1 Capital	$74,593	12.5%	$23,876	4%	$35,813	6%
(to Risk Weighted Assets)

Tier 1 Capital	$74,593	11.6%	$25,649	4%	$32,061	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$63,325	11.1%	$45,474	8%	$56,843	10%
(to Risk Weighted Assets)

Tier 1 Capital	$56,211	9.9%	$22,737	4%	$34,106	6%
(to Risk Weighted Assets)

Tier 1 Capital	$56,211	9.5%	$23,761	4%	$29,701	5%
(to Average Assets)

NOTE 6. CAPITAL

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

The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payments. There were no awards during 2009 or 2008. Compensation expense recognized during the first six months of 2009 and 2008 amounted to $11,000 and $16,000 respectively. As of June 30, 2009, unrecognized compensation expense of $8,000 in connection with non-vested options is expected to be recognized within the next year.

NOTE 7. COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table:

	For the three months ended June 30, (amounts in thousands)
	2009	2008
Net Income:	$1,179	$1,001
Non-credit unrealized losses of debt securities with OTTI:
Available-for-sale	(93)	—
Held-to-maturity	—	—
Unrealized losses on available for sale securities without OTTI	(1,143)	(674)
Minimum pension liability	9	7
Tax impact	428	270
	$380	$604

	For the six months ended June 30, (amounts in thousands)
	2009	2008
Net Income:	$2,708	$2,300
Non-credit unrealized losses of debt securities with OTTI:
Available-for-sale	(93)	—
Held-to-maturity	—	—
Unrealized losses on available for sale securities without OTTI	(993)	(1,845)
Minimum pension liability	(18)	15
Tax impact	435	738
	$2,039	$1,208

NOTE 8. FAIR VALUE

Fair Value Measurements

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

3)	Generally, this includes trust preferred securities.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of June 30, 2009	$—	$24,605	$1,355	$25,960
As of December 31, 2008	—	30,225	1,705	31,930

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	2009	2008
	(amounts in thousands)
Beginning balance at January 1,	$1,705	$5,735
Total net gains (losses) included in:
Net income	(1,281)	—
Other comprehensive income (loss)	(662)	(1,147)
Purchases, sales, issuances and settlements, net	—	—
Net transfers in to or (out) of Level 3	1,593	—
Ending balance June 30,	$1,355	$4,588

Fair Value on a Non-recurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2009
Impaired Loans	$—	$—	$23,546	$23,546
Repossessed Assets	—	—	71	71
Other Real Estate Owned	—	—	242	242

As of December 31, 2008
Impaired Loans	$—	$—	$9,978	$9,978
Repossessed Assets	—	—	113	113

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans had a carrying amount of $24.9 million and $10.2 million at June 30, 2009 and December 31, 2008 respectively, with a valuation allowance of $1.4 million and $222,000 at June 30, 2009 and December 31, 2008 respectively.

Repossessed assets, consisting of stock in an unrelated bank and a mobile home, were recorded based upon management’s best estimate of fair value. Considering the financial condition, the stock was written down to $15,000 (lower of cost or market) as of June 30, 2009 resulting in a charge to current period earnings of $35,000.

Other real estate owned (OREO) consists of two properties which are recorded at fair value based upon current appraised value less estimated disposition costs.

Fair Value of Financial Instruments

The Company discloses estimated fair values for its significant financial instruments in accordance with SFAS 107, “Disclosures about Fair Value of Financial Instruments”. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

Cash and Cash Equivalents: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Restricted Stock: The carrying value of restricted stock approximates fair value based on redemption provisions.

Loans (other than impaired): Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage and other consumer. Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans is typically calculated by discounting scheduled cash flows through their estimated maturity, using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans. The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions.

For all loans, assumptions regarding the characteristics and segregation of loans, maturities, credit risk, cash flows, and discount rates are judgmentally determined using specific borrower and other available information.

Accrued Interest Receivable and Payable: The fair value of interest receivable and payable is estimated to approximate the carrying amounts.

Deposits: The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to the carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowings: The fair value of borrowings is based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for similar advances or borrowings.

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

The following table summarizes carrying amounts and fair values for financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$6,357	$6,357	$7,270	$7,270
Investment securities (available-for-sale and held-to-maturity)	28,455	28,401	34,412	34,254
Restricted stock	2,398	2,398	2,583	2,583
Loans, net	582,726	583,850	539,883	552,049
Accrued interest receivable	3,140	3,140	2,976	2,976

Financial Liabilities:
Demand and savings deposits	$209,171	$209,171	$149,353	$149,353
Time deposits	315,396	319,443	345,974	349,815
Borrowings	52,375	54,907	61,943	64,588
Accrued interest payable	1,289	1,289	1,563	1,563

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

At June 30, 2009, the Company’s total assets increased to $639.9 million from $602.0 million at December 31, 2008, an increase of $37.9 million or 6.3%.

Cash and cash equivalents decreased $913 thousand, or 12.6%, to $6.4 million at June 30, 2009 from $7.3 million at December 31, 2008.

Total investment securities decreased to $28.4 million at June 30, 2009 ($26.0 million classified as available-for-sale or 91.2%) from $34.4 million at December 31, 2008, a decrease of $6.0 million or 17.3%, largely due to principal paydowns and maturities. Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis include but are not limited to whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers.

During the six month period ended June 30, 2009, the collateralized debt obligation (CDO) portion of the investment portfolio declined in value by approximately $926,000. At June 30, 2009, the cost basis of such securities was $5.7 million with a fair market value of $681,000. The portion of this loss in value related to credit quality wasn’t significant to the Company’s financial position or results of operation. The market value has been adversely affected by the prolonged existence of an illiquid market for these securities.

For the quarter ended June 30, 2009, the Company recognized a credit related other OTTI charge (pre-tax) of $1.2 million on two private-label collateralized mortgage obligations (CMO). The credit quality of the underlying mortgage collateral of these two securities has been impacted by the continued downturn in the real estate market. One security was substantially written off, resulting in a charge to earnings of $623,000. The other security was written down to $648,000, with a loss of $565,000.

Total loans increased to $592.2 million at June 30, 2009 from $547.7 million at December 31, 2008, an increase of $44.6 million or 8.1%, consistent with management’s plan for loan growth. Delinquent loans increased $18.6 million to $30.6 million or 5.2% of total loans at June 30, 2009 from $12.0 million or 2.2% of total loans at December 30, 2009. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $15.0 million; 60 to 89 days --- $3.9 million; and 90 days and greater --- $11.7 million.

At June 30, 2009, the Company had $16.1 million in non-performing loans or 2.7% of total loans, an increase from $8.2 million or 1.5% of total loans at December 31, 2008. The three largest relationships in non-performing loans are $5.3 million, $4.5 million, and $4.3 million. All three are comprised of residential and multi-family construction loans.

We believe we have appropriately established adequate loss reserves on problem loans that we have identified. However, we believe that non-performing and delinquent loans will continue to increase as the current recession persists. We are aggressively managing all loan relationships, and where necessary, we will apply our loan work-out experience to protect our collateral position and actively negotiate with borrowers to resolve these non-performing loans.

At June 30, 2009, the Bank’s total deposits increased to $524.6 million from $495.3 million at December 31, 2008, an increase of $29.3 million or 5.9%. Non-interest bearing deposits decreased $2.1 million, or

9.3%, to $20.2 million at June 30, 2009 from $22.3 million at December 31, 2008. NOW and money market accounts increased $13.3 million, or 19.1%, to $83.0 million at June 30, 2009 from $69.7 million at December 31, 2008. Savings accounts increased $48.6 million, or 84.6%, to $106.0 million at June 30, 2009 from $57.4 million at December 31, 2008. Retail certificate of deposits increased $12.1 million, or 7.1%, to $181.9 million at June 30, 2009 from $169.8 million at December 31, 2008. This growth, generated through a successful marketing campaign to increase core deposits, has allowed us to reduce brokered deposits, which decreased $42.7 million, or 24.2%, to $133.4 million at June 30, 2009 from $176.1 million at December 31, 2008.

Borrowings decreased $9.5 million, or 15.4%, to $52.4 million at June 30, 2009 from $61.9 million at December 31, 2008. This decline in FHLB of New York borrowings was attributable to the deposit growth discussed above.

At June 30, 2009, total shareholders’ equity increased to $58.4 million from $40.3 million at December 31, 2008, an increase of $18.1 million or 44.9%. In addition to net income of $2.8 million, perpetual preferred stock issued under the Treasury Capital Purchase Program (CPP) totaling $16.3 million, contributed to the increase.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General:Net income for the six months ended June 30, 2009 was $2.7 million, compared to $2.3 million for the same period in 2008. Net income available to common shareholders, which includes the impact of dividends and accretion of discount on preferred stock issued in January 2009, was $2.3 million for the six month period ended June 30, 2009. The results for the 2009 period were impacted by a special assessment by the FDIC of $284,000, and a $1.2 million other-than-temporary impairment charge on CMOs.

Interest Income: Interest income increased $2.1 million, or 12.0%, to $19.9 million for the six months ended June 30, 2009, from $17.8 million for the six months ended June 30, 2008. The increase is attributable to higher loan volumes, offset by a lower yield on loans. Average loans for the six month period ended June 30, 2009 were $574.0 million compared to $440.2 million for the same period last year, while average loan yields were 6.66% for the six months ended June 30, 2009 compared to 7.55% for the same period in 2008.

Interest Expense:Interest expense decreased $1.1 million, or 11.4%, to $8.7 million for the six months ended June 30, 2009, from $9.8 million for the six months ended June 30, 2008. The decrease is primarily attributable to a lower cost of deposits. The average rate paid on deposits for the six month period ended June 30, 2009 was 3.05% compared to 4.41% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintain strong deposit growth. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income: Net interest income increased $3.3 million, or 40.4%, to $11.3 million for the six months ended June 30, 2009, from $8.0 million for the six months ended June 30, 2008. We experienced an increase in our net interest rate spread of 63 basis points, to 3.48% for the six months ended June 30, 2009, from 2.85% for the same period last year. Our net interest margin increased 45 basis points, to 3.74% for the six months ended June 30, 2009, from 3.29% for the same period last year. Our ability to lower our cost of deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses: We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a monthly basis.

At June 30, 2009, the Company’s allowance for loans losses increased to $9.5 million from $7.8 million at December 31, 2008, an increase of $1.7 million or 22.3%. The allowance for loan loss ratio increased to 1.61% of gross loans at June 30, 2009, from 1.42% of gross loans at December 31, 2008. The allowance for loan losses to non-performing loans coverage ratio declined to 59.1% at June 30, 2009, from 94.8% at December 31, 2008.

We recorded a provision for loan losses of $1.8 million for the six months ended June 30, 2009 compared to $924,000 for the six months ended June 30, 2008. The increase in the provision for losses over the prior year correlates to the increase in credit deterioration and management’s analysis of non-performing loans.

Non-interest Income: Non-interest income decreased $821,000 to a loss of $830,000 for the six months ended June 30, 2009, from a loss of $9,000 for the six months ended June 30, 2008. The decrease resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on CMO’s totaling $1.2 million for the six month period ended June 30, 2009. In addition, during the current quarter, the Company recognized $159,000 in losses related to the sale of foreclosed real estate. This was partially offset by an increase of $148,000 in other miscellaneous income, the majority of which was the reimbursement of legal fees previously charged to expense. The 2008 period included an other-than-temporary impairment charge of $488,000 on FNMA and FHLMC preferred stock.

Non-interest Expense: Non-interest expense increased $863,000 to $4.3 million for the six months ended June 30, 2009, from $3.4 million for the six months ended June 30, 2008. The increase includes a special assessment by the FDIC of $284,000. Compensation and benefits expenses increased $279,000 due to increased staffing, annual merit raises, and higher fringe benefit costs. Professional services increased by $65,000 due to legal fees associated with SEC and U.S. Treasury Department filings related to the EESA capital program.

Income Taxes: The Company recorded income tax expense of $1.7 million, on income before taxes of $4.4 million for the six months ended June 30, 2009, resulting in an effective tax rate of 39.0%, compared to income tax expense of $1.4 million on income before taxes of $3.7 million for the same period of 2008, resulting in an effective tax rate of 37.6%.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and costs have been annualized.

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Loans	$574,029	$18,966	6.66%	$440,164	$16,527	7.55%
Investment securities	35,325	1,014	5.79%	38,862	1,135	5.87%
Federal funds sold and cash equivalents	299	1.67%		13,307	175	2.65%
Total interest-earning assets	609,653	19,981	6.61%	492,333	17,837	7.29%
Non-interest earning assets	37,566			19,215
Allowance for loan losses	(8,437)			(6,089)
Total assets	$638,782			$505,459

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$10,710	84	1.58%	$13,778	181	2.64%
Money markets	61,863	521	1.70%	34,585	608	3.53%
Savings	84,312	1,068	2.55%	36,194	614	3.41%
Time deposits	183,312	3,108	3.42%	170,798	3,923	4.62%
Brokered certificates of deposit	159,916	2,785	3.51%	142,177	3,393	4.80%
Total interest-bearing deposits	500,113	7,566	3.05%	397,532	8,719	4.41%
Borrowings	59,241	1,105	3.76%	45,947	1,063	4.65%
Total interest-bearing liabilities	559,354	8,671	3.13%	443,479	9,782	4.44%
Non-interest bearing deposits	19,514			20,209
Other liabilities	4,106			4,039
Total liabilities	582,974			467,727
Shareholders’ equity	55,808			37,732
Total liabilities and shareholders’ equity	$638,782			$505,459
Net interest income		$11,310			$8,055
Interest rate spread			3.48%			2.85%
Net interest margin			3.74%			3.29%

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General:Net income for the three months ended June 30, 2009 was $1.2 million, compared to $1.0 million for the same period in 2008. Net income available to common shareholders, which includes the impact of dividends and accretion of discount on preferred stock issued in January 2009, was $935,000 for the three month period ended June 30, 2009. The results for the 2009 period were impacted by a special assessment by the FDIC of $284,000, and a $1.2 million other-than-temporary impairment charge on CMOs.

Interest Income: Interest income increased $1.3 million, or 14.1%, to $10.2 million for the three months ended June 30, 2009, from $8.9 million for the three months June 30, 2008. The increase is attributable to higher loan volumes, offset by a lower yield on loans. Average loans for the three month period ended June 30, 2009 were $587.1 million compared to $456.2 million for the same period last year. The average yield on loans was 6.58% for the three months ended June 30, 2009 compared to 7.07% for the same period in 2008.

Interest Expense:Interest expense decreased $754,000, or 15.6%, to $4.1 million for the three months ended June 30, 2009, from $4.8 million for the three months June 30, 2008. The decrease is primarily attributable to a lower cost of deposits. The average rate paid on deposits for the three month period ended June 30, 2009 was 2.87% compared to 4.21% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintain strong deposit growth. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income: Net interest income increased $2.0 million, or 48.8%, to $6.1 million for the three months ended June 30, 2009, from $4.1 million for the three months ended June 30, 2008. We experienced an increase in our net interest rate spread of 79 basis points, to 3.63% for the three months ended June 30, 2009, from 2.84% for the same period last year. Our net interest margin increased 70 basis points, to 3.96% for the three months ended June 30, 2009, from 3.26% for the same period last year. Our ability to lower our cost of deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses: We recorded a provision for loan losses of $980,000 for the three months ended June 30, 2009 compared to $564,000 for the three months ended June 30, 2008. The increase in the provision for losses over the prior year correlates to credit deterioration and management’s analysis of non-performing loans.

Non-interest Income: Non-interest income decreased $708,000 to a loss of $1.0 million for the three months ended June 30, 2009, from a loss of $293,000 for the three months ended June 30, 2008. The decrease resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on CMO’s totaling $1.2 million for the three month period ended June 30, 2009. The 2008 period included an other-than-temporary impairment charge of $488,000 on FNMA and FHLMC preferred stock.

Non-interest Expense: Non-interest expense increased $535,000 to $2.2 million for the three months ended June 30, 2009, from $1.7 million for the three months ended June 30, 2008. The increase includes a special assessment by the FDIC of $284,000. Compensation and benefits expenses increased $141,000 due to increased staffing, annual merit raises, and higher fringe benefit cost.

Income Taxes: The Company recorded income tax expense of $726,000, on income before taxes of $1.9 million for the three months ended June 30, 2009, resulting in an effective tax rate of 38.3%, compared to income tax expense of $551,000 on income before taxes of $1.6 million for the same period of 2008, resulting in an effective tax rate of 35.5%. The 2008 effective rate was affected by a $75,000 over accrual for a prior tax period.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Yields and costs have been annualized.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

Assets
Loans	$587,101	$9,711	6.63%	$456,231	$8,303	7.32%
Investment securities	35,025	496	5.68%	40,555	579	5.74%
Federal funds sold and cash equivalents	48	0.26%		12,616	67	2.14%
Total interest-earning assets	622,174	10,207	6.58%	509,402	8,949	7.07%
Non-interest earning assets	24,395			19,429
Allowance for loan losses	(8,908)			(6,308)
Total assets	$637,661			$522,523

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$11,091	40	1.45%	$14,076	87	2.49%
Money markets	66,784	261	1.57%	36,988	310	3.37%
Savings	93,856	544	2.32%	40,391	329	3.27%
Time deposits	179,854	1,481	3.30%	174,710	1,902	4.38%
Brokered certificates of deposit	144,884	1,221	3.38%	144,384	1,669	4.65%
Total interest-bearing deposits	496,469	3,547	2.87%	410,549	4,297	4.21%
Borrowings	57,678	524	3.64%	48,477	528	4.38%
Total interest-bearing liabilities	554,147	4,071	2.95%	459,026	4,825	4.23%
Non-interest bearing deposits	19,760			21,379
Other liabilities	4,198			4,210
Total liabilities	578,105			484,615
Shareholders’ equity	59,556			37,908
Total liabilities and shareholders’ equity	$637,661			$522,523
Net interest income		$6,136			$4,124
Interest rate spread			3.63%			2.84%
Net interest margin			3.96%			3.26%

Critical Accounting Policies

In the preparation of our consolidated financial statements, management has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. The significant accounting policies are described in the Note 1 to the Consolidated Financial Statements.

Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of assets and liabilities and results of operations.

Allowance for Loan Losses: The allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”, using historical loss factors adjusted for economic conditions and other factors. Other factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an Amendment of SFAS No. 114”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

Management reviews the level of the allowance monthly. Although management used the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Other Than Temporary Impairment on Investment Securities: Management periodically performs analyses to determine whether there has been an other-than-temporary decline in the value of one or more securities. The available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. The held-to-maturity securities portfolio, consisting of debt securities for which there is a positive intent and ability to hold to maturity, is carried at amortized cost. Management conducts a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the cost basis of the security is adjusted by writing down the security to estimated fair market value through a charge to current period earnings to the extent that such decline is credit related. The market values of securities are affected by changes in interest rates.

Liquidity: Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 112.9% and 110.6% at June 30, 2009 and December 31, 2008, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six month period ended June 30, 2009. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of June 30, 2009, the Company had short term lines of credit with PNC Bank for $13.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at June 30, 2009. Longer term funding can be obtained through the issuance of trust preferred securities and advances from the FHLB. As of June 30, 2009, the Company maintained lines of credit with the FHLB of $95.1 million, of which $29.0 million was outstanding at June 30, 2009.

As of June 30, 2009, the Company’s investment securities portfolio included $20.5 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company’s management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital: A strong capital position is fundamental to support the continued growth of the Company. The Company and the Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity as adjusted for unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk in accordance with regulatory criteria. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

At June 30, 2009, management believes that the Company and the Bank are “well-capitalized” and in compliance with all applicable regulatory requirements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of CEO required by Rule 13a-14(a).
31.2	Certification of CFO required by Rule 13a-14(a).

32            Certification required by 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

/s/ Vito S. Pantilione
Date: August 14, 2009	Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

/s/ F. Steven Meddick
Date: August 14, 2009	F. Steven Meddick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)