Form 10-Q
period 2009-09-30
PARKE BANCORP, INC.
filed 2009-11-13
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30 2009.

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

As of November 13, 2009, there were issued and outstanding 4,033,138 shares of the registrant’s common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4T.	Controls and Procedures	34

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$19,179	$6,700
Federal funds sold and cash equivalents	27	570
Cash and cash equivalents	19,206	7,270
Investment securities available for sale, at fair value	29,078	31,930
Investment securities held to maturity (fair value of $2,608 at September 30, 2009 and $2,324 at December 31, 2008)	2,502	2,482
Loans, net of unearned income	594,669	547,660
Less: Allowance for loan and lease losses	10,915	7,777
Net loans and leases	583,754	539,883
Accrued interest receivable	3,100	2,976
Premises and equipment, net	2,939	3,014
Restricted stock, at cost	2,554	2,583
Bank owned life insurance (BOLI)	5,138	5,004
Other assets	7,141	6,810
Total Assets	$655,412	$601,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$21,114	$22,261
Interest-bearing deposits	510,068	473,066
Total deposits	531,182	495,327
FHLB borrowings	32,438	38,540
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	1,342	1,563
Other liabilities	4,383	2,818
Total liabilities	592,748	561,651
Shareholders’ Equity
Preferred stock, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at September 30, 2009; and 0 at December 31, 2008	15,468	—
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 4,224,867 shares at September 30, 2009; and 4,140,231 shares at December 31, 2008	421	414
Additional paid-in capital	37,015	35,656
Retained earnings	12,618	8,870
Accumulated other comprehensive loss	(678)	(2,791)
Treasury stock, 191,729 shares at September 30, 2009; and 130,270 shares at December 31, 2008, at cost	(2,180)	(1,848)
Total shareholders’ equity	62,664	40,301
Total liabilities and shareholders’ equity	$655,412	$601,952

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

For the nine months ended September 30,			For the three months ended September 30,
2009		2008	2009	2008
(in thousands except share data)
Interest income:
Interest and fees on loans	$28,646	$25,184	$9,680	$8,658
Interest and dividends on investments	1,462	1,710	448	575
Interest on federal funds sold a cash equivalents	1	197	—	22
Total interest income	30,109	27,091	10,128	9,255
Interest expense:
Interest on deposits	10,858	12,765	3,291	4,046
Interest on borrowings	1,578	1,684	474	621
Total interest expense	12,436	14,449	3,765	4,667
Net interest income	17,673	12,642	6,363	4,588
Provision for loan losses	3,200	1,519	1,450	595
Net interest income after provision for loan losses	14,473	11,123	4,913	3,993
Noninterest income (loss)
Loan fees	201	393	62	146
Net income from BOLI	135	143	45	49
Service fees on deposit accounts	138	142	48	54
Other than temporary impairment losses	(2,401)	(947)	(1,120)	(459)
Portion of loss recognized in other comprehensive income
(OCI) (before taxes)	863	—	770	—
Net impairment losses recognized in earnings	(1,538)	(947)	(350)	(459)
Gain (loss) on sale of real estate owned	(149)	—	10	—
Other	223	70	26	19
Total noninterest income (loss)	(990)	(199)	(159)	(191)
Noninterest expense
Compensation and benefits	2,966	2,534	953	800
Professional services	631	612	180	204
Occupancy and equipment	637	555	201	193
Data processing	255	214	87	74
FDIC Insurance	627	178	185	65
Loss on write down of foreclosed assets	68	238	14	163
Other operating expense	1,109	959	372	353
Total noninterest expense	6,293	5,290	1,992	1,852
Income before income tax expense	7,190	5,634	2,762	1,950
Income tax expense	2,787	2,260	1,067	877
Net income	4,403	3,374	1,695	1,073
Preferred stock dividend and discount accretion	655	—	245	—
Net income available to common shareholders	$3,748	$3,374	$1,450	$1,073

Earnings per common share
Basic	$0.93	$0.90	$0.36	$0.29
Diluted	$0.93	$0.82	$0.36	$0.27
Weighted average shares outstanding
Basic	4,030,754	3,732,464	4,033,138	3,760,695
Diluted	4,036,070	4,114,351	4,063,090	4,028,033

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2007	$0	$325	$26,804	$11,897	$(790)	$(1,819)	$36,417
Stock warrants exercised		16	443				459
Stock compensation			(17)				(17)
15% common stock dividend		48	7,223	(7,275)			(4)
Comprehensive income (loss):
Net income				3,374			3,374
Change in unrealized loss on securities available for sale, net of tax					(1,727)		(1,727)
Pension liability adjustments, net of tax					23		23
Total comprehensive income							1,670
Balance, September 30, 2008	$0	$389	$34,453	$7,996	$(2,494)	$(1,819)	$38,525

Balance, December 31, 2008	$0	$414	$35,656	$8,870	$(2,791)	$(1,848)	$40,301
Stock warrants exercised		7	415				422
Stock compensation			14				14
Treasury stock purchased (61,459 shares)						(332)	(332)
Comprehensive income (loss):
Net income				4,403			4,403
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(518)		(518)
Net unrealized gains on available for sale securities without OTTI, net of taxes					2,640		2,640
Pension liability adjustments, net of taxes					(9)		(9)
Total comprehensive income							6,516
Preferred stock issued	15,358		930				16,288
Dividend on preferred stock (5% annually)				(545)			(545)
Accretion of discount on preferred stock	110			(110)			0
Balance, September 30, 2009	$15,468	$421	$37,015	$12,618	$(678)	$(2,180)	$62,664

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the nine months ended September, 30
2009		2008
(in thousands)
Cash Flows from Operating Activities
Net income	$4,403	$3,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236	228
Provision for loan losses	3,200	1,519
Stock compensation	14	(17)
Bank owned life insurance	(135)	(143)
Supplemental executive retirement plan	174	245
Loss on sale of other real estate owned	149	—
Loss on write down of foreclosed assets	68	238
Other than temporary decline in value of investments	1,538	947
Net accretion of purchase premiums and discounts on securities	(91)	(88)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(2,991)	(1,337)
Increase (decrease) in accrued interest payable and other accrued liabilities	1,377	(380)
Net cash provided by operating activities	7,942	4,586
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(3,307)	(13,947)
Redemptions (purchases) of restricted stock	29	(1,170)
Proceeds from maturities of investment securities available for sale	3,500	3,500
Principal payments on mortgage-backed securities	4,728	2,130
Proceeds from sale of other real estate owned	1,008	—
Net increase in loans	(47,493)	(100,701)
Purchases of bank premises and equipment	(161)	(76)
Net cash used in investing activities	(41,696)	(110,264)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	16,288	—
Payment of dividend on preferred stock	(441)	—
Proceeds from exercise of stock options and warrants	422	455
Purchase of treasury stock	(332)	—
Net (decrease) increase in Federal Home Loan Bank short term borrowings	(5,000)	13,050
Proceeds from Federal Home Loan Bank advances	9,500	10,000
Payments of Federal Home Loan Bank advances	(10,602)	(97)
Net (decrease) increase in noninterest-bearing deposits	(1,147)	6,300
Net increase in interest-bearing deposits	37,002	72,488
Net cash provided by financing activities	45,690	102,200
Increase/(decrease) in cash and cash equivalents	11,936	(3,478)
Cash and Cash Equivalents, January 1,	7,270	9,178
Cash and Cash Equivalents, September 30,	$19,206	$5,700
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$12,657	$14,582
Income taxes	$5,001	$3,003
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$442	$—

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (GAAP) and predominant practices within the banking industry.

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets, Farm Folly LLC and Taylors Glen LLC. Parke Capital Markets and Farm Folly LLC are presently inactive and Taylors Glen LLC was sold in March of 2009. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. Parke Bank has entered into a joint venture, 44 Capital Partners LLC, with a 51% ownership interest. The LLC was formed to originate, sell and service Small Business Administration (SBA) loans. The LLC had no significant activity as of September 30, 2009. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 since they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. The accompanying interim financial statements for the three months and nine months ended September 30, 2009 and 2008 are unaudited. The balance sheet as of December 31, 2008, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements: The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company now refers to topics in the ASC. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this 10-Q to reflect the guidance in the Codification.

FASB ASC Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

ASC Topic 820-10 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC Topic 820.

This new accounting guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. Adoption of the new guidance has had a significant impact on the manner in which management determines fair value of illiquid investments in the Company’s portfolio as described in Note 3.

FASB ASC Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)

ASC Topic 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security or it is not more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, ASC Topic 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Accordingly, management has expanded the presentation and disclosure of OTTI of investment securities as more fully described in Note 3.

FASB ASC Topic 825-10-65, Interim Fair Value Disclosures

Management has included the fair value of financial instruments disclosures required by FASB ASC Topic 825-10 as detailed in Note 7.

FASB ASC Topic 855-10 Subsequent Events

In May 2009, the FASB issued ASC Topic 855-10, Subsequent Events, which the Company adopted as of June 30, 2009. This new accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with GAAP and approved for issuance). However, ASC Topic 855-10 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. There are two types of subsequent events to be evaluated under this guidance:

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

ASC Topic 855-10 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued.

This guidance applies to both interim financial statements and annual financial statements. ASC Topic 855-10 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. Parke Bancorp, Inc. management believes that ASC Topic 855-10 will not result in significant changes in the subsequent events that the Company reports - either through recognition or disclosure - in its financial statements.

Accordingly, management has evaluated subsequent events through November 13, 2009, the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of September 30, 2009.

NOTE 3. INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company’s investment in available-for-sale and held-to-maturity securities as of September 30, 2009 and December 31, 2008:

As of September 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$1,005	$—	$7	$—	$998
Corporate debt obligations	2,000	13	45	—	1,968
Residential mortgage-backed securities	18,986	772	28	—	19,730
Collateralized mortgage obligations	2,116	75	—	42	2,149
Collateralized debt obligations	5,688	—	634	821	4,233
Total available-for-sale	$29,795	$860	$714	$863	$29,078

Held to maturity:
States and political subdivisions	$2,502	$106	$—	$—	$2,608

As of December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$1,994	$17	$—	$—	$2,011
Corporate debt obligations	3,496	—	425	—	3,071
Residential mortgage-backed securities	20,939	632	10	—	21,561
Collateralized mortgage obligations	4,021	65	498	—	3,588
Collateralized debt obligations	5,733	—	4,034	—	1,699
Total available-for-sale	$36,183	$714	$4,967	$—	$31,930

Held to maturity:
States and political subdivisions	$2,482	$6	$164	$—	$2,324

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2009, are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through three years	—	—
Due after three years through five years	998	992
Due after five years	7,695	6,207
Residential mortgage-backed securities and collateralized mortgage obligations	21,102	21,879
Total available for sale	$29,795	$29,078

Held-to-maturity:
Due within one year	$541	$550
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years	1,961	2,058
Total held-to-maturity	$2,502	$2,608

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

As of September 30,2009	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$992	$7	$—	$—	$992	$7
Corporate debt obligations	—	—	955	45	955	45
Residential mortgage-backed securities	2,757	28	—	—	2,757	28
Collateralized debt obligations	—	—	4,116	634	4,116	634
Total available-for-sale	$3,749	$35	$5,071	$679	$8,820	$714

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2008	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$—	$—
Corporate debt obligations	—	—	—	—	—	—
Residential mortgage-backed securities	1,234	181	1,220	306	2,454	487
Collateralized debt obligations	4,750	4,480	—	—	4,750	4,480
Total available-for-sale	$5,984	$4,661	$1,220	$306	$7,204	$4,967

Held to maturity:
States and political subdivisions	$1,775	$164	$—	$—	$1,775	$164

U.S. Government Sponsored Entities: The unrealized losses on the Company’s investment in U.S. Government sponsored entities were caused by movement in interest rates. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2009.

Corporate Debt Obligations: The Company’s unrealized loss on investments in corporate bonds relates to three trust preferred securities (TruPS) issued by financial institutions, totaling $2.0 million. The unrealized loss was primarily caused by an illiquid market for this sector of security. All three issues have been rated A or above by Moody’s. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment to be other-than-temporarily impaired at September 30, 2009 or December 31, 2008.

Residential Mortgage-Backed Securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by movement in interest rates. The securities were issued by FNMA and FHLMC, government sponsored entities. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2009 or December 31, 2008.

Collateralized Debt Obligations: The Company’s unrealized loss on investments in collateralized debt obligations (CDOs) relates to three securities issued by financial institutions, totaling $4.8 million. CDOs are pooled securities primarily secured by trust preferred securities (TruPS), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The current economic downturn has had a significant adverse impact on the financial services industry, consequently, TruPS CDOs do not have an active trading market. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default. Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults on based on historical averages. The estimated cash flows were than discounted. The fair value of each bond was assessed by discounting their projected cash flows by a discount rate ranging from 5.66% to 5.91%. The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks. The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals. The analysis indicates that the Company should expect to receive all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2009 or December 31, 2008.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69 on April 1, 2009. OTTI recognized in earnings subsequent to adoption in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the three month and nine month periods ended September 30, 2009.

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
	(in thousands)
Beginning balance	$3,467	$2,279
Initial credit impairment	319	884
Subsequent credit impairments	31	654
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$3,817	$3,817

A summary of investment gains and losses recognized in income during the three month and nine month periods ended September 30, 2009 are as follows:

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
	(in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(350)	(1,538)
Total available-for-sale securities	$(350)	$(1,538)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$0	$0

During the first nine months of 2009, the Company recognized $1.5 million of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on

$3.0 million of privately issued CMOs and a $978,000 CDO issue.

The impairment charges for the CMOs were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities.

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

CPR assumptions were based on evaluation of the lifetime conditional prepayment rates; 3 month CPR over the most recent period, past 6 months and past 12 months; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values

CDR estimates were based on the status of the loans – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to the loss migration assumptions and liquidate over the next 36 months. Defaults vector from month 37 to month 48 to the month 49 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

Loss severity estimates are based on the initial loan to value ratio, the loan’s lien position, private mortgage insurance proceeds available (if any), and the estimated change in the price of the property since origination. The loss severity assumption is static for twelve months then decreases monthly based on future market appreciation. Our annual market appreciation assumption is 3.5% after 12 months. Our loss severity is subject to a floor value of 23.0%.

The risk adjusted discount rate was derived based on the spread from the most recent active market indication for either the instrument in question or a proxy of the instrument. The resulting spread was then used in conjunction with the swap curve to discount the expected cash flow stream.

The impairment charge on the CDO is driven by current economic downturn that has had a significant adverse impact on the financial services industry. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the existence of OTTI:

The aggregated cash flows are primarily dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default.

Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward.

Estimates for conditional default rates are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults on based on historical averages.

The discount rate estimates come from conversations with major financial institutions regarding assumptions they are using for highly rated assets, from opportunistic hedge funds regarding assumptions they are using to bid on lower and unrated assets, and other industry experts.

NOTE 4. LOANS

The portfolio of the loans outstanding consists of:

	September 30, 2009		December 31, 2008
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(amounts in thousands)
Commercial	$21,793	3.7%	$19,935	3.6%
Real estate construction:
Residential	93,948	15.8	87,327	15.9
Commercial	31,256	5.3	31,582	5.8
Real estate mortgage:
Residential	113,540	19.1	90,226	16.5
Commercial	321,861	54.0	308,457	56.3
Consumer	12,271	2.1	10,133	1.9
Total Loans	$594,669	100.0%	$547,660	100.0%

Loans on non-accrual were $26.3 million at September 30, 2009 and $8.2 million at December 31, 2008. No loans with interest past due 90 days or more were still accruing at September 30, 2009 or December 31, 2008. The Company has created interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify. Total loans with interest reserves were $74.5 million at September 30, 2009 and $120.8 million at December 31, 2008. On a monthly basis management reviews loans with interest reserves to assess current and projected performance and determines whether such reserves will continue to be funded.

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$83,869	14.0%	$47,904	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$76,342	12.7%	$23,952	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$76,342	11.7%	$26,044	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
(amounts in thousands except ratios)

Total Risk Based Capital	$63,609	11.2%	$45,474	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$56,495	9.9%	$22,737	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$56,495	9.5%	$23,761	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$83,955	14.0%	$47,904	8%	$59,880	10%
(to Risk Weighted Assets)

Tier 1 Capital	$76,428	12.8%	$23,952	4%	$35,928	6%
(to Risk Weighted Assets)

Tier 1 Capital	$76,428	11.7%	$26,044	4%	$32,555	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
(amounts in thousands except ratios)

Total Risk Based Capital	$63,325	11.1%	$45,474	8%	$56,843	10%
(to Risk Weighted Assets)

Tier 1 Capital	$56,211	9.9%	$22,737	4%	$34,106	6%
(to Risk Weighted Assets)

Tier 1 Capital	$56,211	9.5%	$23,761	4%	$29,701	5%
(to Average Assets)

NOTE 6. CAPITAL

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP) which provides for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. This program is voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The CPP provides for a minimum investment of 1% of Risk-Weighted-Assets, with a maximum investment of the lesser of 3% of Risk-Weighted Assets or $25 billion. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury. The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009. These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options. The allocation of proceeds resulted in a discount on the preferred stock that will be accreted over five years. The Company issued 299,779 common stock warrants to the U.S. Treasury and $930,000 of those proceeds were allocated to the warrants. The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $8.15 per share of common stock.

The Company accounts for its stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. There were no awards during 2009 or 2008. Compensation expense recognized during the first nine months of 2009 amounted to $14,000. As of September 30, 2009, unrecognized compensation expense of $4,000 in connection with non-vested options is expected to be recognized within the next year.

NOTE 7. COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table:

	For the three months ended September 30, (amounts in thousands)
	2009	2008
Net Income:	$1,695	$1,073
Non-credit unrealized losses on debt securities with OTTI:
Available-for-sale	(770)	—
Unrealized gains (losses) on available for sale securities without OTTI	5,392	(1,033)
Minimum pension liability	15	13
Tax impact	(1,855)	408
	$4,447	$461

	For the nine months ended September 30, (amounts in thousands)
	2009	2008
Net Income:	$4,403	$3,374
Non-credit unrealized losses on debt securities with OTTI:
Available-for-sale	(863)	—
Unrealized gains (losses) on available for sale securities without OTTI	4,399	(2,878)
Minimum pension liability	(15)	38
Tax impact	(1,408)	1,136
	$6,516	$1,670

NOTE 8. FAIR VALUE

Fair Value Measurements

The Company discloses fair value measurements in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) previously deferred under the provisions of this guidance.

FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs applied in the valuation technique. These inputs can be classified as readily observable, market corroborated, or generally unobservable. The Company utilizes techniques that maximize the use of observable inputs whenever available and minimize the use of unobservable inputs. The Company is required to provide the following information according to the fair value hierarchy based upon observable inputs used in valuation techniques. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed as follows:

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

3)	Generally, this includes trust preferred securities.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of September 30, 2009	$—	$23,706	$5,372	$29,078
As of December 31, 2008	—	30,225	1,705	31,930

The fair value of securities available for sale is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1). When listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or significant management judgment or estimation based upon unobservable inputs due to limited or no market activity of the instrument (Level 3).

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	2009	2008
	(amounts in thousands)
Beginning balance at January 1,	$1,705	$5,735
Total net gains (losses) included in:
Net income	(1,538)	(947)
Other comprehensive income (loss)	2,925	(2,016)
Purchases, sales, issuances and settlements, net	—	—
Net transfers into Level 3	2,280	1,004
Ending balance September 30,	$5,372	$3,776

Fair Value on a Non-recurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2009
Impaired Loans	$—	$—	$24,775	$24,755
Other Real Estate Owned	—	—	188	188

As of December 31, 2008
Impaired Loans	$—	$—	$9,978	$9,978
Repossessed Assets	—	—	113	113

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $27.4 million and $10.2 million at September 30, 2009 and December 31, 2008 respectively, with a valuation allowance of $2.6 million and $222,000 at September 30, 2009 and December 31, 2008 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

Other real estate owned (OREO) consists of a commercial real estate property which is recorded at fair value based upon current appraised value less estimated disposition costs.

Repossessed assets at December 31, 2008, consisted of stock in an unrelated entity and a mobile home, were recorded based upon management’s best estimate of fair value.

Fair Value of Financial Instruments

The Company discloses estimated fair values for its significant financial instruments in accordance with FASB ASC Topic 825, “Disclosures about Fair Value of Financial Instruments”. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

Cash and Cash Equivalents: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Investment Securities: Fair value of securities available for sale is described above. Fair value of held-to-maturity securities are based upon quoted market prices.

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

Borrowings: The fair values of FHLB borrowings, other borrowed funds and subordinated debt are based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for similar advances or borrowings.

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

The following table summarizes carrying amounts and fair values for financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$19,206	$19,206	$7,270	$7,270
Investment securities (available-for-sale and held-to-maturity)	31,580	31,686	34,412	34,254
Restricted stock	2,554	2,554	2,583	2,583
Loans, net	583,754	581,657	539,883	552,049
Accrued interest receivable	3,100	3,100	2,976	2,976

Financial Liabilities:
Demand and savings deposits	$234,937	$234,937	$149,353	$149,353
Time deposits	296,245	299,652	345,974	349,815
Borrowings	55,841	59,092	61,943	64,588
Accrued interest payable	1,342	1,342	1,563	1,563

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

At September 30, 2009, the Company’s total assets increased to $655.4 million from $602.0 million at December 31, 2008, an increase of $53.4 million or 8.9%.

Cash and cash equivalents increased $11.9 million or 164.2%, to $19.2 million at September 30, 2009 from $7.3 million at December 31, 2008.

Total investment securities decreased to $31.6 million at September 30, 2009 ($29.1 million classified as available-for-sale or 92.1%) from $34.4 million at December 31, 2008, a decrease of $2.9 million or 8.2%. The Company received $8.2 million in cash flow from calls, maturities and principal payments, offset by purchases of $3.3 million. In addition, the fair value of the available-for sale portfolio increased by $3.5 million, primarily related to the CDO portfolio. The fair value for previous reporting periods was based on indicative market bids. Due to an illiquid market for this sector of securities, a discounted cash flow methodology was utilized in accordance with FASB ASC Topic 820-10-65, Fair Value Measurements and Disclosures. The methodology assumptions are detailed in Footnote 3.

Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis include but are not limited to whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine months ended September 30, 2009, the Company recognized a credit related OTTI charge (pre-tax) of $1.5 million on three private-label CMOs and a CDO issue.

Total loans increased to $594.7 million at September 30, 2009 from $547.7 million at December 31, 2008, an increase of $47.0 million or 8.6%, consistent with management’s plan for loan growth.

Delinquent loans increased $31.3 million to $43.3 million or 7.3% of total loans at September 30, 2009 from $12.0 million or 2.2% of total loans at December 30, 2008. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $9.0 million; 60 to 89 days --- $8.0 million; and 90 days and greater --- $26.3 million. Loans 90 days and more past due are no longer accruing interest.

At September 30, 2009, the Company had $26.3 million in non-performing loans or 4.4% of total loans, an increase from $8.2 million or 1.5% of total loans at December 31, 2008. The three largest relationships in non-performing loans are $6.2 million, $5.4 million, and $4.5 million. All three are comprised of residential and multi-family construction loans.

We believe we have appropriately established adequate loss reserves on problem loans that we have identified and to cover credit risks that are inherit in the portfolio as of September 30, 2009. However, we believe that non-performing and delinquent loans will continue to increase as the current recession persists. We are aggressively managing all loan relationships. Credit monitoring and tracking systems have been instituted. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances. Cash flow dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position and actively negotiate with borrowers to resolve these non-performing loans.

At September 30, 2009, the Bank’s total deposits increased to $531.2 million from $495.3 million at December 31, 2008, an increase of $35.9 million or 7.2%. Non-interest bearing deposits decreased $1.2 million, or 5.2%, to $21.1 million at September 30, 2009 from $22.3 million at December 31, 2008. NOW and money market accounts increased $22.5 million, or 32.3%, to $92.2 million at September 30, 2009 from $69.7 million at December 31, 2008. Savings accounts increased $64.3 million, or 111.9%, to $121.7 million at September 30, 2009 from $57.4 million at December 31, 2008. Retail certificate of deposits increased $15.7 million, or 9.3%, to $185.5 million at September 30, 2009 from $169.8 million at December 31, 2008. This growth, generated through a successful marketing campaign and a cross selling program to increase core deposits, has allowed us to reduce brokered deposits, which decreased $65.4 million, or 37.2%, to $110.7 million at September 30, 2009 from $176.1 million at December 31, 2008.

Borrowings decreased $6.1 million, or 9.9%, to $55.8 million at September 30, 2009 from $61.9 million at December 31, 2008. This decline in FHLB borrowings was directly attributable to the deposit growth discussed above.

At September 30, 2009, total shareholders’ equity increased to $62.7 million from $40.3 million at December 31, 2008, an increase of $22.4 million or 55.5%. In addition to net income of $4.4 million, perpetual preferred stock issued under the Treasury Capital Purchase Program (CPP) totaling $16.3 million, contributed to the increase.

Comparison of Operating Results for the Nine months Ended September 30, 2009 and 2008

General: Net income for the nine months ended September 30, 2009 was $4.4 million, compared to $3.4 million for the same period in 2008. Net income available to common shareholders, which includes the impact of dividends and accretion of discount on preferred stock issued in January 2009, was $3.7 million for the nine month period ended September 30, 2009. The results for the 2009 period were impacted by a provision for loan losses of $3.2 million, a $1.5 million other-than-temporary impairment charge on investment securities, and a special assessment levied on all banks during the 2nd quarter of 2009 by the FDIC of $284,000.

Interest Income: Interest income increased $3.0 million, or 11.1%, to $30.1 million for the nine months ended September 30, 2009, from $27.1 million for the nine months ended September 30, 2008. The increase is attributable to higher loan volumes, offset by a lower yield on loans. Average loans for the nine month period ended September 30, 2009 were $582.2 million compared to $457.3 million for the same period last year, while average loan yields were 6.58% for the nine months ended September 30, 2009 compared to 7.36% for the same period in 2008.

Interest Expense: Interest expense decreased $2.0 million, or 13.9%, to $12.4 million for the nine months ended September 30, 2009, from $14.4 million for the nine months ended September 30, 2008. The decrease is primarily attributable to an increase of core deposits and a decline in the cost of funds. The average rate paid on deposits for the nine month period ended September 30, 2009 was 2.88% compared to 4.20% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth.

Net Interest Income: Net interest income increased $5.1 million, or 39.8%, to $17.7 million for the nine months ended September 30, 2009, from $12.6 million for the nine months ended September 30, 2008. We experienced an increase in our net interest rate spread of 66 basis points, to 3.58% for the nine months ended September 30, 2009, from 2.92% for the same period last year. Our net interest margin increased 51 basis points, to 3.84% for the nine months ended September 30, 2009, from 3.33% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses: We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans and current local and national industry and economic conditions. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a monthly basis.

At September 30, 2009, the Company’s allowance for loans losses increased to $10.9 million from $7.8 million at December 31, 2008, an increase of $3.1 million or 39.8%. The allowance for loan loss ratio increased to 1.84% of gross loans at September 30, 2009, from 1.42% of gross loans at December 31, 2008. The allowance for loan losses to non-performing loans coverage ratio declined to 41.5% at September 30, 2009, from 94.8% at December 31, 2008.

We recorded a provision for loan losses of $3.2 million for the nine months ended September 30, 2009 compared to $1.5 million for the nine months ended September 30, 2008. The increase in the provision for losses over the prior year correlates to the increase in credit deterioration within the loan portfolio and management’s analysis of non-performing loans.

Non-interest Income: Non-interest income decreased $791,000 to a loss of $990,000 for the nine months ended September 30, 2009, from a loss of $199,000 for the nine months ended September 30, 2008. The decrease resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on CMO’s and a CDO totaling $1.5 million for the nine month period ended September 30, 2009. In addition, during the current quarter, the Company recognized $149,000 in losses related to the sale of foreclosed real estate. This was partially offset by an increase of $153,000 in other miscellaneous income, the majority of which was the reimbursement of legal fees previously charged to expense. The 2008 period included an other-than-temporary impairment charge of $947,000 on FNMA and FHLMC preferred stock.

Non-interest Expense: Non-interest expense increased $1.0 million to $6.3 million for the nine months ended September 30, 2009, from $5.3 million for the nine months ended September 30, 2008. FDIC insurance premiums have increased by $449,000, which includes a special assessment levied on all banks during the 2nd quarter of 2009 by the FDIC. The Company’s assessment amount was $284,000. Compensation and benefits expenses increased $432,000 due to increased staffing, annual merit raises, and higher fringe benefit costs.

Income Taxes: The Company recorded income tax expense of $2.8 million, on income before taxes of $7.2 million for the nine months ended September 30, 2009, resulting in an effective tax rate of 38.8%, compared to income tax expense of $2.3 million on income before taxes of $5.6 million for the same period of 2008, resulting in an effective tax rate of 40.1%. The 2008 effective rate was affected by an under accrual for a prior tax period.

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

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands except Yield Cost data)
Assets
Loans	$582,192	$28,646	6.58%	$457,257	$25,184	7.36%
Investment securities	33,564	1,462	5.82%	39,343	1,710	5.81%
Federal funds sold and cash equivalents	238	1	0.56%	9,857	197	2.67%
Total interest-earning assets	615,994	$30,109	6.54%	506,457	$27,091	7.15%
Non-interest earning assets	36,229			19,599
Allowance for loan losses	(8,936)			(6,345)
Total assets	$643,287			$519,711

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$10,807	119	1.47%	$12,405	229	2.47%
Money markets	65,885	766	1.55%	35,518	884	3.32%
Savings	95,526	1,632	2.28%	39,334	988	3.36%
Time deposits	183,553	4,534	3.30%	171,934	5,563	4.32%
Brokered certificates of deposit	148,344	3,807	3.43%	146,633	5,101	4.65%
Total interest-bearing deposits	504,115	10,858	2.88%	405,824	12,765	4.20%
Borrowings	57,774	1,578	3.65%	50,541	1,684	4.45%
Total interest-bearing liabilities	561,889	$12,436	2.96%	456,365	$14,449	4.23%
Non-interest bearing deposits	19,944			21,078
Other liabilities	4,244			4,140
Total liabilities	586,077			481,583
Shareholders’ equity	57,210			38,128
Total liabilities and shareholders’ equity	$643,287			$519,711
Net interest income		$17,673			$12,642
Interest rate spread			3.58%			2.92%
Net interest margin			3.84%			3.33%

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General: Net income for the three months ended September 30, 2009 was $1.7 million, compared to $1.1 million for the same period in 2008. Net income available to common shareholders, which includes the impact of dividends and accretion of discount on preferred stock issued in January 2009, was $1.5 million for the three month period ended September 30, 2009. The results for the 2009 period were impacted by a provision for loan losses of $1.5 million and a $350,000 other-than-temporary impairment charge on investment securities.

Interest Income: Interest income increased $873,000, or 9.4%, to $10.1 million for the three months ended September 30, 2009, from $9.2 million for the three months September 30, 2008. The increase is attributable to higher loan volumes, offset by a lower yield on loans. Average loans for the three month period ended September 30, 2009 were $598.3 million compared to $491.1 million for the same period last year. The average yield on loans was 6.42% for the three months ended September 30, 2009 compared to 7.01% for the same period in 2008.

Interest Expense: Interest expense decreased $902,000, or 19.3%, to $3.8 million for the three months ended September 30, 2009, from $4.7 million for the three months September 30, 2008. The decrease is primarily attributable to a lower cost of deposits. The average rate paid on deposits for the three month period ended September 30, 2009 was 2.55% compared to 3.81% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintain strong deposit growth. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income: Net interest income increased $1.8 million, or 38.7%, to $6.4 million for the three months ended September 30, 2009, from $4.6 million for the three months ended September 30, 2008. We experienced an increase in our net interest rate spread of 72 basis points, to 3.76% for the three months ended September 30, 2009, from 3.04% for the same period last year. Our net interest margin increased 60 basis points, to 4.02% for the three months ended September 30, 2009, from 3.42% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses: We recorded a provision for loan losses of $1.5 million for the three months ended September 30, 2009 compared to $595,000 for the three months ended September 30, 2008. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans.

Non-interest Income: Non-interest income decreased $32,000 to a loss of $159,000 for the three months ended September 30, 2009, from a loss of $191,000 for the three months ended September 30, 2008. The decrease resulted from the Company recognizing an other-than-temporary impairment charge to non-interest income on investment securities totaling $350,000 for the three month period ended September 30, 2009. The 2008 period included an other-than-temporary impairment charge of $459,000 on FNMA and FHLMC preferred stock.

Non-interest Expense: Non-interest expense increased $140,000 to $2.0 million for the three months ended September 30, 2009, from $1.9 million for the three months ended September 30, 2008. Compensation and benefits expenses increased $153,000 due to increased staffing, annual merit raises, and higher fringe benefit cost. FDIC insurance premiums have increased by $120,000. The 2008 period included a $163,000 write-down of a repossessed asset.

Income Taxes: The Company recorded income tax expense of $1.1 million, on income before taxes of $2.8 million for the three months ended September 30, 2009, resulting in an effective tax rate of 38.6%, compared to income tax expense of $877,000 on income before taxes of $1.9 million for the same period of 2008, resulting in an effective tax rate of 45.0%. The 2008 effective rate was affected by an under accrual for a prior tax period.

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

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$598,251	$9,680	6.42%	$491,069	$8,658	7.01%
Investment securities	30,100	448	5.90%	40,295	575	5.68%
Federal funds sold and cash equivalents	119	—	0.00%	3,031	22	2.89%
Total interest-earning assets	628,470	$10,128	6.39%	534,395	$9,255	6.89%
Non-interest earning assets	33,597			20,358
Allowance for loan losses	(9,918)			(6,850)
Total assets	$652,149			$547,903

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$10,997	35	1.26%	$9,690	47	1.93%
Money markets	73,798	245	1.32%	37,364	276	2.94%
Savings	117,588	564	1.90%	45,546	374	3.27%
Time deposits	184,027	1,425	3.07%	174,181	1,641	3.75%
Brokered certificates of deposit	125,579	1,022	3.23%	155,448	1,708	4.37%
Total interest-bearing deposits	511,989	3,291	2.55%	422,229	4,046	3.81%
Borrowings	54,889	474	3.43%	59,628	621	4.14%
Total interest-bearing liabilities	566,878	$3,765	2.63%	481,857	$4,667	3.85%
Non-interest bearing deposits	20,789			22,796
Other liabilities	4,515			4,338
Total liabilities	592,182			508,991
Shareholders’ equity	59,967			38,912
Total liabilities and shareholders’ equity	$652,149			$547,903
Net interest income		$6,363			$4,588
Interest rate spread			3.76%			3.04%
Net interest margin			4.02%			3.42%

Critical Accounting Policies

In the preparation of our consolidated financial statements, management has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. The significant accounting policies are described in the Note 2 to the Consolidated Financial Statements.

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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under FASB ASC Topic 450, “Accounting for Contingencies”, using historical loss factors adjusted for economic conditions and other factors. Other factors include trends in delinquencies and classified loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with FASB ASC Topic 310 “Receivables”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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

Liquidity: Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 112.0% and 110.6% at September 30, 2009 and December 31, 2008, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2009. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of September 30, 2009, the Company had short term lines of credit with PNC Bank for $13.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at September 30, 2009. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2009, the Company maintained lines of credit with the FHLB of $91.5 million, of which $32.4 million was outstanding at September 30, 2009.

As of September 30, 2009, the Company’s investment securities portfolio included $19.7 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company’s management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2009, management believes that the Company and the Bank are “well-capitalized” and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date:	November 13, 2009	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2009	/s/ John F. Hawkins
John F. Hawkins
Vice President and
Interim Chief Financial Officer
(Principal Accounting Officer)