Form 10-K
period 2009-12-31
PARKE BANCORP, INC.
filed 2010-03-25
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [  ] YES [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2009, was approximately $36.9 million.

As of March 25, 2010 there were issued and outstanding 4,034,639 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

General

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey.  The Bank also conducts business through offices in Northfield and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania.  At December 31, 2009, the Company had assets of $654.2 million, net loans of $591.0 million, deposits of $520.3 million and shareholders’ equity of $62.0 million.

The Bank focuses its commercial loan originations on small and mid-sized businesses (generally up to $25 million in annual sales).  Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.  Residential construction loans in tract development are also included in the commercial loan category. The Bank also offers a range of deposit products to its commercial customers.  Commercial customers also have the ability to use overnight depository, ACH, wire transfer services and merchant capture electronic check processing services.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. (1) Except as set forth below, the Bank had no concentrations of loans exceeding 10% of its loans. Refer to pages 5 through 8 for descriptions of the loan categories presented.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$20,174	3.3%	$19,935	3.6%	$14,899	3.7%	$13,436	4.3%	$11,053	4.3%
Real estate construction
Residential	89,006	14.7	87,327	15.9	2,091	0.5	2,465	0.8	1,174	0.5
Commercial	27,327	4.5	31,582	5.8	106,320	26.0	69,254	22.3	70,157	27.1
Real estate mortgage
Residential	143,385	23.8	90,226	16.5	24,488	6.0	19,727	6.4	17,309	6.7
Commercial	310,484	51.5	308,457	56.3	242,668	59.4	198,668	64.0	154,288	59.6
Consumer	13,025	2.2	10,133	1.9	17,923	4.4	7,005	2.2	5,054	1.8
Total Loans	$603,401	100.00%	$547,660	100.00%	$408,389	100.0%	$310,555	100.0%	$259,035	100.0%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2009.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial	$9,136	$4,642	$6,396	$20,174
Real estate construction
Residential	62,513	15,080	11,413	89,006
Commercial	15,276	6,447	5,604	27,327
Real estate mortgage
Residential	36,622	8,446	98,317	143,385
Commercial	72,740	47,644	190,100	310,484
Consumer	1,546	145	11,334	13,025
Total Loans	$197,833	$82,404	$323,164	$603,401

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2009, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial	$3,013	$8,025	$11,038
Real estate construction
Residential	11,586	14,907	26,493
Commercial	2,490	9,561	12,051
Real estate mortgage
Residential	46,391	60,372	106,763
Commercial	23,764	213,980	237,744
Consumer	11,107	372	11,479
Total Loans	$98,351	$307,217	$405,568

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2009, the Bank’s loan to one borrower limit was approximately $12.8 million and the Bank had no borrowers with loan balances in excess of $10.0 million. At December 31, 2009, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $10.0 million and was secured by real estate.  At December 31, 2009, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which includes non-accrual loans, were $50.8 million, $10.2 million, $2.0 million, $2.4 million and $500,000 at December 31 2009, 2008, 2007, 2006, and 2005, respectively.

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $74.8 million, $120.8 million and $110.5 million at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Management on a monthly basis reviews loans with interest reserves to assess current and projected performance.

The following table sets forth information regarding non-accrual loans at the dates indicated. As of the dates indicated, the Bank did not have any troubled restructurings as defined within accounting guidance and regulatory literature.

	At December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial	$350	$41	$52	$91	$50
Real Estate Construction
Residential	18,895	5,905	—	—	—
Commercial	198	—	325	—	—
Real Estate Mortgage
Residential	2,511	897	7	—	20
Commercial	3,381	1,380	367	687	1,865
Consumer	117	—	54	—	—
Total non-accrual loans	25,452	8,223	805	778	1,935

Accruing loans delinquent 90 days or more:
Commercial	—	—	—	—	—
Real Estate Construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage
Residential	—	—	—	—	—
Commercial	—	—	—	267	655
Consumer	—	—	—	—	—
Total	—	—	—	267	655
Total non-performing loans	$25,452	$8,223	$805	$1,045	$2,600

Total non-performing loans as a percentage of loans	4.2%	1.50%	0.20%	0.34%	1.00%

When a loan is more than 30 days delinquent, the borrower is contacted by mail or phone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 90 days or more, the Company generally will initiate foreclosure proceedings.

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2009, the Bank had $25.5 million of loans that were on a non-accrual basis. Gross interest income of $1.3 million would have been recorded during the year ended December 31, 2009 if these loans had been performing in accordance with their terms. Interest income of $10,000 was recognized on these loans during the year ended December 31, 2009.

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

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. All of the Bank’s loans rated “substandard” and worse are also on non-accrual and deemed impaired.

At December 31, 2009, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$25,123
Substandard	26,426
Doubtful	—
Loss	—
$51,549

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. At December 31, 2009, the Bank had no real estate owned.

Allowance for Losses on Loans and Real Estate Owned. It is the policy of management to provide for possible losses on all loans in its portfolio, whether classified or not. A provision for loan losses is charged to operations based on management’s evaluation of the inherent losses estimated to have occurred in the Bank’s loan portfolio.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except percentages)

Balance at beginning of the period	$7,777	$5,706	$4,511	$3,574	$2,621
Charge-offs:
Commercial	(73)	—	—	—	—
Real estate construction
Residential	(600)	—	—	—	—
Commercial	—	—	—	—	(227)
Real estate mortgage
Residential	—	—	—	—	—
Commercial	—	—	(200)	—	—
Consumer	—	(5)	—	(3)	—
Total charge-offs:	(673)	(5)	(200)	(3)	(227)

Recoveries:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate mortgage
Residential	—	—	—	—	—
Commercial	—	—	234	—	—
Consumer	—	13	—	—	—
Total recoveries:	—	13	234	—	—

Net recoveries (charge-offs)	(673)	8	34	(3)	(227)
Provision for loan losses	5,300	2,063	1,161	940	1,180
Balance at end of period	$12,404	$7,777	$5,706	$4,511	$3,574
Period-end loans outstanding (net of deferred costs/fees)	$603,401	$547,660	$408,389	$310,555	$295,035
Average loans outstanding	$621,619	$476,994	$365,884	$286,691	$219,217
Allowance as a percentage of period end loans	2.06%	1.42%	1.40%	1.45%	1.38%
Net loans charged off as a percentage of average loans outstanding	0.11%	0.00%	(0.01)%	0.00%	0.10%

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

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$409	3.3%	$283	3.6%	$209	3.7%	$188	4.3%	$154	4.3%
Real estate construction:
Residential	1,823	14.7	1,240	15.9	22	0.4	25	0.8	18	0.5
Commercial	558	4.5	448	5.8	1,489	26.1	847	22.3	969	27.1
Real estate mortgage:
Residential	2,952	23.8	1,281	16.5	257	4.5	218	6.4	239	6.7
Commercial	6,389	51.5	4,381	56.3	3,568	62.5	3,185	64.0	2,130	59.6
Consumer	273	2.2	144	1.9	161	2.8	48	2.2	64	1.8
Total Allowance	$12,404	100.0%	$7,777	100.0%	$5,706	100.0%	$4,511	100.0%	$3,574	100.0%

Investment Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2009, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2009, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2009	2008	2007
	(Amounts in thousands)
Securities Held to Maturity:
Municipals	$2,509	$2,482	$2,456

Securities Available for Sale:
U.S. government-sponsored entity securities	3,232	2,011	5,499
Mortgage-backed securities	23,507	25,150	17,442
Corporate and trust preferred securities	2,681	4,769	6,841
Total securities available for sale	29,420	31,930	29,782

Total	$31,929	$34,412	$32,238

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2009 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2009
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Amort- ized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
Municipals	$541	2.9%	$—	—%	$—	—%	$1,968	4.7%	$2,509	4.3%	$2,404

Securities Available for Sale:
U.S. government sponsored entity	—	—%	998	2.0%	2,275	3.6%	—	—%	3,273	3.1%	3,232
Mortgage-backed securities	—	—	1,940	3.5	1,892	4.4	19,125	5.0	22,957	4.8	23,507
Corporate	—	—	—	—	—	—	7,562	3.6	7,562	3.6	2,681
Total securities available for sale	—	—	2,938	3.0	4,167	4.0	26,687	4.6	33,792	4.4	29,420
Total	$541	2.9%	$2,938	3.0%	$4,167	4.0%	$28,655	4.6%	$36,301	4.4%	$31,824

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $96.1 million and $176.1 million at December 31, 2009 and 2008, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARS deposits included within the brokered deposit total amounted to $5.9 million and $36.4 million at December 31, 2009 and December 31, 2008, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2009
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$10,945	1.41%	2.1%
Money markets	70,533	1.46%	13.5
Savings	104,586	2.11%	20.0
Time deposits	181,866	3.14%	34.6
Brokered CDs	136,168	3.36%	26.0
Total interest-bearing deposits	504,098	2.71%	96.2

Non-interest bearing demand deposits	21,488		3.8

Total deposits	$520,313		100.0%

	2008
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$11,730	2.35%	2.7%
Money markets	39,146	3.06%	8.9
Savings	42,683	3.33%	9.7
Time deposits	171,420	4.17%	39.0
Brokered CDs	153,297	4.51%	34.8
Total interest-bearing deposits	418,276	4.05%	95.1

Non-interest bearing demand deposits	21,658		4.9

Total deposits	$439,934		100.0%

	2007
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$8,685	1.90%	2.6%
Money markets	26,080	4.36%	7.7
Savings	27,774	3.74%	8.2
Time deposits	155,284	5.09%	46.0
Brokered CDs	100,097	5.17%	29.7
Total interest-bearing deposits	317,920	4.85%	94.2

Non-interest bearing demand deposits	19,591		5.8

Total deposits	$337,511		100.0%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$15,822
Three through twelve months	28,682
Over twelve months	26,596
Total	$71,100

Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from the FHLB outstanding during 2009, 2008, and 2007 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2009	2008	2007
	(Amounts in thousands, except rates)
Amount outstanding at year end	$67,831	$61,943	$40,322
Weighted average interest rates at year end	2.74%	4.05%	5.43%
Maximum outstanding at any month end	$67,831	$78,244	$49,209
Average outstanding	$58,351	$54,843	$39,502
Weighted average interest rate during the year	3.51%	4.25%	5.51%

Subsidiary Activities

The largest subsidiary of the Company is the Bank. The Bank has a subsidiary, Parke Capital Markets, a corporation, which was formed in 2001 to generate fee income from capital markets financing activities, which include term financings. Farm Folly, a corporation that is a subsidiary of the Bank, was formed in 2006 for real estate assets associated with a previous loan that were repossessed by the Bank in 2006. At December 31, 2009, there were no assets in the subsidiary as a result of the sale of these repossessed assets during the second quarter of 2007. 44 Business Capital LLC was formed in 2009 for the purpose of originating and servicing Small Business Administration (SBA) loans. The Bank has a 51% ownership interest.

Personnel

At December 31, 2009, the Bank had 42 full-time and 5 part-time employees.

Regulation

General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

  Emergency Economic Stabilization Act of 2008

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act  (“EESA”) was enacted on October 3, 2008.  EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP.  Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.  Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum.  The senior preferred stock may not be redeemed for three years except with the proceeds from an offering common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred.  After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.  Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods.  The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights.  Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA.  Senior executives must also waive any claims against the Department of Treasury.

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

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2013 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.  EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

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

Federal Securities Law. The Company’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and the Company is subject to the periodic reporting and other requirements of Section 12(b) of the 1934 Act, as amended.

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

During 2009, the Company evaluated the effectiveness of the internal control over financial reporting based upon the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation performed by management in conjunction with an outside consultant, the Company concluded that the internal control over financial reporting (Sarbanes-Oxley Section 404 certification) was effective as of December 31, 2009. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009.  The Company and the Bank did not opt out of the Debt Guarantee Program. The Bank did not opt out of the original Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.  The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth quarter of calendar 2007 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.011% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2009, the Company and the Bank had the requisite capital levels to qualify as “well capitalized.”

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, and a full-service office in Philadelphia, Pennsylvania. These offices were opened by the Bank in September 2002, February 2003, and August 2006, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2009, net property and equipment totaled approximately $2.9 million.

Item 3.	Legal Proceedings

At December 31, 2009, the Company was not a party to any material legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2009 Annual Report is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no treasury stock repurchases during the fourth quarter of 2009.

On November 9, 2005, the Board of Directors authorized 174,570 shares (adjusted for stock dividends), or approximately 5%, of the issued and outstanding common stock for repurchase by the Company. As of December 31, 2009, the Company had repurchased all of the authorized shares. In addition, 61,459 shares were repurchased by the Company in connection with the exercise of warrants issued in connection with the Bank’s formation. The ability of the Company to repurchase additional shares will be subject to restrictions under the TARP Capital Purchase Program as described in the section captioned “Emergency Economic Stabilization Act of 2008”.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2009 Annual Report is incorporated herein by reference.

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2009 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )
	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	320,181	$ 12.01	148,181

Total	320,181	$ 12.01	148,181

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

•	Management’s Report on Internal Controls

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Income For the Years Ended December 31, 2009 and 2008.

•	Consolidated Statements of Change in Shareholders’ Equity for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc.*
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A**
3.3	Bylaws of Parke Bancorp, Inc.*
4.1	Specimen stock certificate of Parke Bancorp, Inc.*
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc.*
4.3	Warrant to Purchase shares of the Registrant’s common stock, dated January 30, 2009.**
4.4	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated January 30, 2009 between the Registrant and the United States Department of the Treasury.**
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione****
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook****
10.3	Supplemental Executive Retirement Plan*
10.4	1999 Stock Option Plan*
10.5	2002 Stock Option Plan*
10.6	2003 Stock Option Plan*
10.7	2005 Stock Option Plan***
13	Annual Report to Shareholders for the fiscal year ended December 31, 2009
21	Subsidiaries of the Registrant
23	Consent of McGladrey & Pullen, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of CEO pursuant to Section 111(b)(4) of EESA
99.2	Certification of CFO pursuant to Section 111(b)(4) of EESA

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
***	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
****	Incorporated by reference to the Company’s Current Report on Form 8- K filed with the SEC on November 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 25, 2010		/S/ Vito S. Pantilione
By:		Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March, 2010.

/s/ Celestino R. Pennomi		/s/ Vito S. Pantilione
Celestino R. Pennoni		Vito S. Pantilione
Chairman of the Board and Director		President, Chief Executive Office and Director

/s/ Fred G. Choate		/s/ Daniel J. Dalton
Fred G. Choate		Daniel J. Dalton
Director		Director

/s/ Arret F. Dobson		/s/ Thomas Hedenberg
Arret F. Dobson		Thomas Hedenberg
Director		Director

/s/ Anthony J. Jannetti
Edward Infantolino		Anthony J. Jannetti
Director		Director

/s/ Jeffrey H. Krippitz		/s/ Richard Phalines
Jeffrey H. Krippitz		Richard Phalines
Director		Director

/s/ Jack C. Sheppard, Jr.		/s/ Ray H. Tresch
Jack C. Sheppard, Jr.		Ray H. Tresch
Director		Director

/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 25, 2010