Form 10-Q
period 2010-03-31
PARKE BANCORP, INC.
filed 2010-05-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010.
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

Yes [  ]                No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of "large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]             Accelerated filer [  ]            Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                No [X]

    As of May 14, 2010, there were issued and outstanding 4,034,639 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	32

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Reserved	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2010	2009
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$9,676	$4,099
Federal funds sold and cash equivalents	280	55
Cash and cash equivalents	9,956	4,154
Investment securities available for sale, at fair value	31,317	29,420
Investment securities held to maturity (fair value of $2,397 at March 31, 2010 and $2,404 at December 31, 2009)	2,517	2,509
Total investment securities	33,834	31,929
Loans, net of unearned income	613,159	603,401
Less: Allowance for loan and lease losses	13,136	12,404
Net loans and leases	600,023	590,997
Accrued interest receivable	3,050	2,808
Premises and equipment, net	2,860	2,861
Restricted stock, at cost	3,001	3,094
Bank owned life insurance (BOLI)	5,228	5,184
Other assets	16,117	13,171
Total Assets	$674,069	$654,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$19,274	$21,488
Interest-bearing deposits	518,611	498,825
Total deposits	537,885	520,313
FHLB borrowings	42,368	44,428
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	872	821
Other liabilities	3,981	3,260
Total liabilities	608,509	592,225
Shareholders’ Equity
Preferred stock, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at March 31, 2010 and December 31, 2009	15,551	15,508
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 4,649,004 shares at March 31, 2010; and 4,224,867 shares at December 31, 2009	465	421
Additional paid-in capital	41,912	37,020
Retained earnings	10,688	14,071
Accumulated other comprehensive loss	(1,072)	(2,867)
Treasury stock, 210,901 shares at March 31, 2010 and 191,729 shares at December 31, 2009, at cost	(2,180)	(2,180)
Total shareholders’ equity	65,364	61,973
Noncontrolling (minority) interest in consolidated subsidiaries	196	—
Total liabilities and shareholders’ equity	$674,069	$654,198

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the three months ended March 31,
	2010	2009
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,650	$9,254
Interest and dividends on investments	427	519
Interest on federal funds sold and cash equivalents	—	—
Total interest income	10,077	9,773
Interest expense:
Interest on deposits	2,504	4,019
Interest on borrowings	450	580
Total interest expense	2,954	4,599
Net interest income	7,123	5,174
Provision for loan losses	2,101	770
Net interest income after provision for loan losses	5,022	4,404
Noninterest income (loss)
Loan fees	49	84
Net income from BOLI	44	44
Service fees on deposit accounts	62	46
Other than temporary impairment losses	(44)	—
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	26	—
Net impairment losses recognized in earnings	(18)	—
Other	23	156
Total noninterest income	160	171
Noninterest expense
Compensation and benefits	1,193	1,010
Professional services	260	243
Occupancy and equipment	212	248
Data processing	72	82
FDIC Insurance	225	71
Loss on write down of foreclosed assets	—	35
Other operating expense	340	363
Total noninterest expense	2,302	2,052
Income before income tax expense	2,880	2,523
Income tax expense	1,152	994
Net income attributable to Company and noncontrolling (minority) interests interests	1,728	1,529
Net (income) loss attributable to noncontrolling (minority) interests	64	—
Net income attributable to Company	1,792	1,529
Preferred stock dividend and discount accretion	246	166
Net income available to common shareholders	$1,546	$1,363

Earnings per common share
Basic	$0.35	$0.31
Diluted	$0.35	$0.31
Weighted average shares outstanding
Basic	4,437,773	4,421,155
Diluted	4,464,237	4,421,155

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands)
Balance, December 31, 2008	$—	$414	$35,656	$8,870	$(2,791)	$(1,848)	$40,301
Stock warrants exercised		7	415				422
Stock compensation			7				7
Treasury stock purchased (61,459 shares)						(332)	(332)
Comprehensive income (loss):
Net income				1,529			1,529
Change in unrealized loss on securities available for sale, net of tax					90		90
Pension liability adjustments, net of tax					(27)		(27)
Total comprehensive income							1,592
Preferred stock issued	15,358		930				16,288
Dividend on preferred stock (5% annually)				(139)			(139)
Accretion of discount on preferred stock	27			(27)			—
Balance, March 31, 2009	$15,385	$421	$37,008	$10,233	$(2,728)	$(2,180)	$58,139

Balance, December 31, 2009	$15,508	$421	$37,020	$14,071	$(2,867)	$(2,180)	$61,973
Stock options exercised			8				8
10% common stock dividend		44	4,884	(4,928)			—
Comprehensive income (loss):
Net income				1,728			1,728
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(16)		(16)
Net unrealized gains on available for sale securities without OTTI, net of taxes					1,800		1,800
Pension liability adjustments, net of taxes					11		11
Total comprehensive income							3,523
Comprehensive loss attributable to non-controlling interest				64			64
Comprehensive income attributable to Company							3,587
Dividend on preferred stock (5% annually)				(204)			(204)
Accretion of discount on preferred stock	43			(43)			—
Balance, March 31, 2010	$15,551	$465	$41,912	$10,688	$(1,072)	$(2,180)	$65,364

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands)
Cash Flows from Operating Activities
Net income	$1,792	$1,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	77
Provision for loan losses	2,101	770
Stock compensation	—	7
Bank owned life insurance	(44)	(44)
Supplemental executive retirement plan	111	62
Loss on sale of other real estate owned	—	159
Loss on write down of foreclosed assets	—	35
Other than temporary decline in value of investments	18	—
Net accretion of purchase premiums and discounts on securities	(19)	(31)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(626)	(588)
Increase (decrease) in accrued interest payable and other accrued liabilities	772	(429)
Net cash provided by operating activities	4,179	1,547
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(796)	—
Redemptions (purchases) of restricted stock	93	227
Principal payments on mortgage-backed securities	1,867	1,084
Proceeds from sale of other real estate owned	—	700
Net increase in loans	(14,784)	(33,571)
Purchases of bank premises and equipment	(73)	(31)
Net cash used in investing activities	(13,693)	(31,591)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	16,288
Payment of dividend on preferred stock	(204)	—
Proceeds from exercise of stock options and warrants	8	422
Purchase of treasury stock	—	(332)
Net decrease in Federal Home Loan Bank short term borrowings	(2,025)	(5,000)
Payments of Federal Home Loan Bank advances	(35)	(34)
Net decrease in noninterest-bearing deposits	(2,214)	(2,754)
Net increase in interest-bearing deposits	19,786	25,769
Net cash provided by financing activities	15,316	34,359
Increase in cash and cash equivalents	5,802	4,315
Cash and Cash Equivalents, January 1,	4,154	7,270
Cash and Cash Equivalents, March 31,	$9,956	$11,585
Supplemental Disclosure of Cash Flow Information:
Cash paid during the three months for:
Interest on deposits and borrowed funds	$2,903	$4,704
Income taxes	$1,800	$1,351
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$3,572	$—

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION

Parke Bancorp, Inc. ("Parke Bancorp” or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank").

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

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets, Farm Folly LLC, 601 Sewell Walnut LLC, 601 Sewell Sturdy LLC, 601 Sewell Seafar LLC, 601 Sewell Baker LLC and Woolwich Lots LLC.  Parke Capital Markets and Farm Folly LLC are presently inactive. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. Parke Bank has entered into a joint venture, 44 Capital Partners LLC, with a 51% ownership interest. The LLC was formed to originate, sell and service Small Business Administration (SBA) loans. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 since they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. The accompanying interim financial statements for the three months ended March 31, 2010 and 2009 are unaudited. The balance sheet as of December 31, 2009, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year.

Use of Estimates: In preparing the interim financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of expenses and revenues. Actual results could differ from such estimates. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments are significant estimates and particularly subject to change.

Recently Issued Accounting Pronouncements:

On July 1, 2009, the Accounting Standards Codification became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, "Investments Debt and Equity Securities."

Effective April 1, 2009, ASC Topic 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security or it is not more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, ASC Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement for debt securities.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  Accordingly, management has expanded the presentation and disclosure of OTTI of investment securities as more fully described in Note 3.

FASB ASC Topic 820, "Fair Value Measurements and Disclosures."

New authoritative accounting guidance under ASC Topic 820,"Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009 and has, accordingly, expanded the fair value disclosures presented.

Further new authoritative accounting guidance (Accounting Standards Update No. 2010-6), which became effective January 1, 2010,  provides amendments to ASC Topic 820 that require new disclosures as follows: 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

The new authoritative guidance also clarifies existing disclosures as follows:

1)
A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2)
A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

These new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact of the Company’s consolidated financial statements. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 8, “Fair Value”.

FASB ASC Topic 855, "Subsequent Events."

The Company adopted ASC Topic 855, “Subsequent Events”, as of June 30, 2009. This new accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after March 31, 2010 through the date the financial statements were issued and determined that no subsequent events, except as discussed in Note 9, warranted recognition in or disclosure in the interim financial statements.

FASB ASC Topic 860, "Transfers and Servicing."

New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and accordingly, impacted the manner in which the Company accounts for the sale of the guaranteed portion on SBA loans. Gains of $312,000 for the three months ended March 31, 2010 were deferred to the second quarter as a result of this new guidance.

NOTE 3.  INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale and held-to-maturity securities as of March 31, 2010 and December 31, 2009:

As of March 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,268	$5	$16	$—	$3,257
Corporate debt obligations	2,000	17	47	—	1,970
Residential mortgage-backed securities	17,496	676	49	—	18,123
Collateralized mortgage obligations	4,388	74	68	96	4,298
Collateralized debt obligations	5,562	—	1,214	679	3,669
Total available-for-sale	$32,714	$772	$1,394	$775	$31,317

Held to maturity:
States and political subdivisions	$2,517	$4	$124	$—	$2,397

As of December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,273	$—	$41	$—	$3,232
Corporate debt obligations	2,000	17	47	—	1,970
Residential mortgage-backed securities	19,098	679	79	—	19,698
Collateralized mortgage obligations	3,859	68	50	68	3,809
Collateralized debt obligations	5,562	—	4,166	685	711
Total available-for-sale	$33,792	$764	$4,383	$753	$29,420

Held to maturity:
States and political subdivisions	$2,509	$10	$115	$—	$2,404

The Company’s unrealized loss on investments in collateralized debt obligations (CDOs) relates to four securities issued by financial institutions, totaling $4.8 million. The unrealized loss decreased from $4.2 million at December 31, 2009 to $1.2 million at March 31, 2010. In the first quarter of 2010, the Company engaged an independent third party valuation firm to assess three of its pooled trust preferred collateralized debt obligations for other than temporary impairment (“OTTI”).  The OTTI analysis is based on a best estimate of cash flows, including potential credit losses and prepayments, discounted at the securities’ effective yields.  The valuation firm also discounts the best estimate cash flows using a discount rate derived through the build-up method to estimate fair value.  The fair value discount rate is based on the appropriate risk free rate, given the estimated duration of the security, plus a spread for liquidity under normal market conditions, plus a spread to account for the uncertainty of the cash flows.  Prior to the first quarter, the Company had relied on a pricing service that utilized a matrix pricing approach to estimate fair value.  The Company believes that a fair value derived from best estimate cash flows represents a better estimate of the fair values of the securities.

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of March 31, 2010 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through three years	—	—
Due after three years through five years	998	1,004
Due after five years	9,832	7,892
Residential mortgage-backed securities and collateralized mortgage obligations	21,884	22,421
Total available-for-sale	$32,714	$31,317

Held-to-maturity:
Due within one year	$540	$545
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years	1,977	1,852
Total held-to-maturity	$2,517	$2,397

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

As of March 31, 2010	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$2,247	$16	$—	$—	$2,247	$16
Corporate debt obligations	—	—	953	47	953	47
Residential mortgage-backed securities and collateralized mortgage obligations	6,139	117	—	—	6,139	117
Collateralized debt obligations	—	—	3,536	1,214	3,536	1,214
Total available-for-sale	$8,386	$133	$4,489	$1,2612	$12,875	$1,394

Held-to-maturity:
States and political subdivisions	$—	$—	$2,397	$120	$2,397	$120

As of December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$3,225	$41	$—	$—	$3,225	$41
Corporate debt obligations	—	—	653	47	653	47
Residential mortgage-backed securities and collateralized mortgage obligations	6,289	129	—	—	6,289	129
Collateralized debt obligations	—	—	585	4,166	585	4,166
Total available-for-sale	$9,514	$170	$1,238	$4,213	$10,752	$4,383

Held-to-maturity:
States and political subdivisions	$—	$—	$610	$115	$610	$115

U.S. Government Sponsored Entities: The unrealized losses on the Company’s one investment in U.S. Government sponsored entities were caused by movement in interest rates. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investments before recovery of its amortized cost basis, which may be maturity, it does not consider the investment to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

Corporate Debt Obligations:  The Company’s unrealized loss on investments in corporate bonds relates to three trust preferred securities (TruPS) issued by financial institutions, totaling $2.0 million. The unrealized loss was primarily caused by an illiquid market for this sector of security.  All three issues have been rated A or above by Moody’s.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

Residential Mortgage-Backed Securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by movement in interest rates. The four securities were issued by FNMA and FHLMC, government sponsored entities. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

Collateralized Debt Obligations:  CDOs are pooled securities primarily secured by trust preferred securities (TruPS), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The current economic downturn has had a significant adverse impact on the financial services industry, consequently, TruPS CDOs do not have an active trading market. With the assistance of a competent third-party valuation specialist, the Company utilized the following methodology to determine the fair value:

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default. Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The estimated cash flows were than discounted. The fair value of each bond was assessed by discounting their projected cash flows by a discount rate ranging from 10% to 20%.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks.  The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the

Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

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

Changes in the credit loss component of credit-impaired debt securities were as follows for the three month period ended March 31, 2010.

For the Three Months Ended March 31, 2010
(in thousands)
Beginning balance	$4,008
Initial credit impairment	—
Subsequent credit impairments	18
Reductions for amounts recognized in earnings due to intent or requirement to sell	—
Reductions for securities deemed worthless	1,069
Reductions for increases in cash flows expected to be collected	—
Ending balance	$2,957

A summary of investment gains and losses recognized in income during the three months ended March 31, 2010 are as follows:

For the Three Months Ended March 31, 2010
(in thousands)
Available-for-sale securities:
Realized gains	$—
Realized (losses)	—
Other than temporary impairment	(18)
Total available-for-sale securities	$(18)

Held-to-maturity securities:
Realized gains	$—
Realized (losses)	—
Other than temporary impairment	—
Total held-to-maturity securities	$0

During the first three months of 2010, the Company recognized $18,000 of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on a privately issued CMO.

The impairment charges for the CMOs was recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities.

With the assistance of competent third-party valuation specialist, the Company utilized the following methodologies to quantify the other-than-temporary-impairment. The underlying mortgage collateral was analyzed in order to project future cash flows and to calculate the credit component of the OTTI. Four major assumptions were utilized; prepayment (CPR), constant default rate (CDR), loss severity and risk adjusted discount rate. The methodologies for the four assumptions are:

CPR assumptions were based on an evaluation of the lifetime conditional prepayment rates; 3 month CPR over the most recent period, past 6 months and past 12 months; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA), forecasts from other industry experts, and judgment given the recent deterioration in credit conditions and declines in property values

CDR estimates were based on the status of the loans – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to the loss migration assumptions and liquidate over the next 36 months. Defaults vector from month 37 to month 48 to the month 49 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

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

NOTE 4.  LOANS

The portfolio of the loans outstanding consists of:

	March 31, 2010		December 31, 2009
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(amounts in thousands)
Commercial	$20,651	3.4%	$20,174	3.3%
Real estate construction:
Residential	81,445	13.3	89,006	14.8
Commercial	27,800	4.5	27,327	4.5
Real estate mortgage:
Residential	153,115	25.0	143,385	23.8
Commercial	317,056	51.7	310,484	51.4
Consumer	13,092	2.1	13,025	2.2
Total Loans	$613,159	100.0%	$603,401	100.0%

Loans on non-accrual were $22.7 million at March 31, 2010 and $25.5 million at December 31, 2009. No loans with interest past due 90 days or more were still accruing at March 31, 2010 or December 31, 2009. The Company has created interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $76.2 million at March 31, 2010 and $74.8 million at December 31, 2010. On a monthly basis management reviews loans with interest reserves to assess current and projected performance and determines whether such reserves will continue to be funded.

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2010	2009
	(amounts in thousands)

Balance at beginning of period	$12,404	$7,777
Provisions charged to operations	2.101	770
Charge-offs	(1,369)	(4)
Recoveries	—	—
Balance at end of period	$13,136	$8,543

NOTE 5.  REGULATORY RESTRICTIONS

The Company and the Bank are subject to various regulatory capital requirements of federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$87,120	14.3%	$48,758	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$79,435	13.0%	$24,379	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$79,435	12.0%	$26,411	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$85,394	14.3%	$47,892	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$77,840	13.7%	$22,674	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$77,840	11.9%	$26,108	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$87,382	14.3%	$48,746	8%	$60,932	10%
(to Risk Weighted Assets)

Tier 1 Capital	$79,697	13.1%	$24,373	4%	$36,559	6%
(to Risk Weighted Assets)

Tier 1 Capital	$79,697	11.9%	$26,752	4%	$33,441	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$85,448	14.3%	$47,890	8%	$59,863	10%
(to Risk Weighted Assets)

Tier 1 Capital	$77,922	13.0%	$23,945	4%	$35,918	6%
(to Risk Weighted Assets)

Tier 1 Capital	$77,922	11.9%	$26,124	4%	$32,655	5%
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

NOTE 7.  COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following table:

	For the three months ended March 31, (amounts in thousands)
	2010	2009
Net income	$1,792	$1,529
Non-credit unrealized losses on debt securities with OTTI:
Available-for-sale	(22)	—
Unrealized gains (losses) on available for sale securities without OTTI	2,997	150
Minimum pension liability	18	(45)
Tax impact	(1,198)	(42)
	$3,587	$1,592

Accumulated other comprehensive loss consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(amounts in thousands)
Securities
Non-credit unrealized losses on debt securities with OTTI:
Available for sale	$(775)	$(753)
Unrealized gains (losses) on available for sale securities without OTTI	(622)	(3,619)
Minimum pension liability	(389)	(407)
Tax impact	714	1,912
	$(1,072)	$(2,867)

NOTE 8.  FAIR VALUE

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures Topic 820 of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried at fair value in three levels as follows:

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

The following is a description of the valuation methodologies used for instruments measured at fair value:

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of March 31, 2010
U.S. Government sponsored entities	$—	$3,257	$—	$3,257
Corporate debt obligations	—	1,970	—	1,970
Residential mortgage-backed securities	—	18,123	—	18,123
Collateralized mortgage-backed securities		3,487	811	4,298
Collateralized debt obligations	—	—	3,669	3,669
Total	$—	$26,837	$4,480	$31,317

As of December 31, 2009
U.S. Government sponsored entities	$—	$3,232	$—	$3,232
Corporate debt obligations	—	1,970	—	1,970
Residential mortgage-backed securities	—	19,698	—	19,698
Collateralized mortgage-backed securities		2,669	1,140	3,809
Collateralized debt obligations	—	—	711	711
Total	$—	$27,569	$1,851	$29,420

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

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:
	Securities Available for Sale
	2010	2009
	(amounts in thousands)
Beginning balance at January 1,	$1,851	$1,705
Total net gains (losses) included in:
Net income	(18)	—
Other comprehensive income (loss)	2,647	441
Purchases, sales, issuances and settlements, net	—	—
Net transfers into Level 3	—	1,593
Ending balance March 31,	$4,480	$3,739

Fair Value on a Non-recurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2010
Impaired Loans	$—	$—	$18,600	$18,600
Other Real Estate Owned	—	—	3,572	3,572

As of December 31, 2009
Impaired Loans	$—	$—	$19,126	$19,126

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $21.5 million and $22.9 million at March 31, 2010 and December 31, 2009 respectively, with a valuation allowance of $2.9 million and $3.6 million at March 31, 2010 and December 31, 2009 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

Other real estate owned (OREO) consists of commercial real estate properties which are recorded at fair value based upon current appraised value less estimated disposition costs, which is adjusted based upon Management’s review and changes in market conditions (level 3 inputs).

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

The following table summarizes carrying amounts and fair values for financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$9,956	$9,956	$4,154	$4,154
Investment securities (available-for-sale and held-to-maturity)	33,834	33,714	31,929	31,824
Restricted stock	3,001	3,001	3,094	3,094
Loans, net	600,023	594,286	590,997	585,346
Accrued interest receivable	3,050	3,050	2,808	2,808

Financial Liabilities:
Demand and savings deposits	$260,214	$260,214	$257,566	$257,566
Time deposits	277,671	280,872	261,882	264,901
Borrowings	65,771	66,768	67,831	68,859
Accrued interest payable	872	872	821	821

NOTE 9.  SUBSEQUENT EVENTS

On April 27, 2010, the Company declared a 10% common stock dividend. The stock dividend is payable on May 21, 2010, to stockholders of record as of May 11, 2010. The consolidated financial statements of the Company reflect this dividend, including both basic and diluted earnings per share calculations and shares outstanding.

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

General

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as service charges, earnings from bank owned life insurance (BOLI), loan exit fees and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Company is also subject to losses in its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

At March 31, 2010, the Company’s total assets increased to $674.1 million from $654.2 million at December 31, 2009, an increase of $19.9 million or 3.0%, attributable primarily to deposit growth resulting from successful product promotion, which was used to fund planned loan growth.

Cash and cash equivalents increased $5.8 million or 139.7%, to $10.0 million at March 31, 2010 from $4.2 million at December 31, 2009.

Total investment securities increased to $33.8 million at March 31, 2010 ($31.3 million classified as available-for-sale or 92.6%) from $31.9 million at December 31, 2009, an increase of $1.9 million or 6.0%. The Company received $1.9 million in cash flow from principal payments, offset by purchases of $796,000. In addition, the fair value of the available-for sale portfolio increased by $3.0 million, primarily related to the CDO portfolio, which reflected lower levels of unrealized losses.

Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis include but are not limited to whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2010, the Company recognized a credit related OTTI charge (pre-tax) of $18,000 on one private-label CMO.

Total loans increased to $613.2 million at March 31, 2010 from $603.4 million at December 31, 2009, an increase of $9.8 million or 1.6%, consistent with management’s plan for loan growth.

Delinquent loans decreased $2.0 million to $30.8 million or 5.02% of total loans at March 31, 2010 from $32.8 million or 5.4% of total loans at December 30, 2009. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $5.6 million; 60 to 89 days --- $2.5 million; and 90 days and greater --- $22.7 million. Loans 90 days and more past due are no longer accruing interest.

At March 31, 2010, the Company had $22.7 million in non-performing loans or 3.7% of total loans, a decrease from $25.5 million or 4.2% of total loans at December 31, 2009. The decrease is attributable to the Company receiving deeds in settlement of six loan balances.  The three largest relationships in non-performing loans are $5.5 million (residential construction), $4.5 million (residential construction), and $2.0 million (commercial real estate). Specific allowances for loan losses have been established in the amount of $2.9 million on impaired loans totaling $18.6 million. The Company had no troubled debt restructurings (TDRs) as of March 31, 2010 or December 31, 2009.

At March 31, 2010, Parke Bancorp's allowance for loan losses increased to $13.1 million from $12.4 million at December 31, 2009, an increase of $732,000 or 5.9%. The ratio of allowance for loan losses to total loans increased to 2.14% at March 31, 2010 from 2.06% at December 31, 2009. During the quarter the Company charged-off $1.4 million related to impaired loans that were transferred to Other Real Estate Owned in settlement of the loan balances.

We believe we have appropriately established adequate loss reserves on problem loans that we have identified and to cover credit risks that are inherent in the portfolio as of March 31, 2010. However, we believe that non-performing and delinquent loans will continue to increase as recessionary conditions persist. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances. Cash flow dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position and actively negotiate with borrowers to resolve these non-performing loans.

Other Real Estate Owned (“OREO”), included within other assets within the balance sheets,  at March 31, 2010 was $3.6 million, compared to none at December 31, 2009.

At March 31, 2010, the Bank’s total deposits increased to $537.9 million from $520.3 million at December 31, 2009, an increase of $17.6 million or 3.4%, largely due to an increase in the levels of retail certificates of deposit, offset by some declines in other types of deposits.  Retail certificate of deposits increased $16.3 million, or 9.8%, to $182.1 million at March 31, 2010 from $165.8 million at December 31, 2009.  This growth was generated through a successful marketing campaign, while brokered deposits decreased $525,000, or 0.5%, to $95.6 million at March 31, 2010 from $96.1 million at December 31, 2009.

Borrowings decreased $2.0 million, or 3.0%, to $65.8 million at March 31, 2010 from $67.8 million at December 31, 2009.

At March 31, 2010, total shareholders’ equity increased to $65.6 million from $62.0 million at December 31, 2009, an increase of $3.6 million or 5.8%. A $1.8 million favorable change in comprehensive income related to the investment portfolio, and net income represented the majority of the increase.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General: Net income available to common shareholders for the three months ended March 31, 2010 was $1.5 million, compared to $1.4 million for the same period in 2009. The results for the 2010 period were impacted by a provision for loan losses of $2.1 million.

Interest Income:  Interest income increased $304,000, or 3.1%, to $10.1 million for the three months ended March 31, 2010, from $9.8 million for the three months March 31, 2009. The increase is attributable to higher loan volumes, offset by a lower yield on loans.  Average loans for the three month period ended March 31, 2010 were $610.7 million compared to $560.8 million for the same period last year. The average yield on loans was 6.41% for the three months ended March 31, 2010 compared to 6.69% for the same period in 2009.

Interest Expense: Interest expense decreased $1.6 million or 35.8%, to $3.0 million for the three months ended March 31, 2010, from $4.6 million for the three months March 31, 2009. The decrease is primarily attributable to a lower cost of deposits. The average rate paid on deposits for the three month period ended March 31, 2010 was 1.99% compared to 3.24% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income:  Net interest income increased $1.9 million, or 37.7%, to $7.1 million for the three months ended March 31, 2010, from $5.2 million for the three months ended March 31, 2009. We experienced an increase in our net interest rate spread of 92 basis points, to 4.26% for the three months ended March 31, 2010, from 3.34% for the same period last year. Our net interest margin increased 93 basis points, to 4.38% for the three months ended March 31, 2010, from 3.45% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.1 million for the three months ended March 31, 2010 compared to $770,000 for the three months ended March 31, 2009. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was generally consistent at $160,000 for the three months ended March 31, 2010, compared with $171,000 for the three months ended March 31, 2009.

Non-interest Expense:  Non-interest expense increased $250,000 to $2.3 million for the three months ended March 31, 2010, from $2.0 million for the three months ended March 31, 2009. Compensation and benefits expenses increased $183,000 due to increased staffing related to the SBA subsidiary, annual merit raises and higher fringe benefit costs. FDIC insurance premiums have increased by $154,000 compared with the first quarter in 2009.

Income Taxes:  The Company recorded income tax expense of $1.2 million, on income before taxes of $2.9 million for the three months ended March 31, 2010, resulting in an effective tax rate of 40.0%, compared to income tax expense of $994,000 on income before taxes of $2.5 million for the same period of 2009, resulting in an effective tax rate of 39.4%.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$610,665	$9,650	6.41%	$560,812	$9,254	6.69%
Investment securities	34,972	427	4.95%	35,628	519	5.91%
Federal funds sold and cash equivalents	101	—	0.00%	552	—	0.00%
Total interest-earning assets	645,738	10,077	6.33%	596,992	9,773	6.64%
Non-interest earning assets	31,955			50,884
Allowance for loan losses	(12,889)			(7,960)
Total assets	$664,804			$639,916

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$10,981	31	1.14%	$10,326	44	1.73%
Money markets	88,444	264	1.21%	56,886	260	1.85%
Savings	143,904	583	1.64%	74,662	524	2.85%
Time deposits	169,841	937	2.24%	186,808	1,397	3.03%
Brokered certificates of deposit	96,680	689	2.89%	175,114	1,794	4.16%
Total interest-bearing deposits	509,850	2,504	1.99%	503,796	4,019	3.24%
Borrowings	67,933	450	2.69%	60,821	580	3.87%
Total interest-bearing liabilities	577,783	2,954	2.07%	564,617	4,599	3.30%
Non-interest bearing deposits	19,405			19,267
Other liabilities	4,091			4,012
Total liabilities	601,279			587,896
Shareholders’ equity	63,525			52,020
Total liabilities and shareholders’ equity	$664,804			$639,916
Net interest income		$7,123			$5,174
Interest rate spread			4.26%			3.34%
Net interest margin			4.38%			3.45%

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

Income Taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 114.0% and 116.0% at March 31, 2010 and December 31, 2009, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2010. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of March 31, 2010, the Company had short term lines of credit with PNC Bank for $13.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at March 31, 2010. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2010, the Company maintained lines of credit with the FHLB of $91.5 million, of which $42.4 million was outstanding at March 31, 2010.

As of March 31, 2010, the Company's investment securities portfolio included $17.5 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At March 31, 2010 management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

ITEM 4.  RESERVED

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

PARKE BANCORP, INC.

Date:	May 14, 2010	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2010	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)