Form 10-Q
period 2010-06-30
PARKE BANCORP, INC.
filed 2010-08-16
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010.
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
Yes [  ]                No [X]

As of August 13, 2010, there were issued and outstanding 4,437,827 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2010

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4T.	Controls and Procedures	37

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2010	2009
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$20,201	$4,099
Federal funds sold and cash equivalents	105	55
Cash and cash equivalents	20,306	4,154
Investment securities available for sale, at fair value	31,406	29,420
Investment securities held to maturity (fair value of $2,551 at June 30, 2010 and $2,404 at December 31, 2009)	2,524	2,509
Total investment securities	33,930	31,929
Loans, net of unearned income	620,078	603,401
Less: Allowance for loan and lease losses	14,893	12,404
Net loans and leases	605,185	590,997
Accrued interest receivable	3,094	2,808
Premises and equipment, net	4,384	2,861
Other real estate owned (OREO)	10,383	—
Restricted stock, at cost	3,088	3,094
Bank owned life insurance (BOLI)	5,273	5,184
Other assets	13,535	13,171
Total Assets	$699,178	$654,198

LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$21,047	$21,488
Interest-bearing deposits	540,160	498,825
Total deposits	561,207	520,313
FHLB borrowings	41,832	44,428
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	785	821
Other liabilities	4,279	3,260
Total liabilities	631,506	592,225
Equity
Preferred stock, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at June 30, 2010 and December 31, 2009	15,594	15,508
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 4,648,727 shares at June 30, 2010; and 4,224,867 shares at December 31, 2009	465	421
Additional paid-in capital	41,907	37,020
Retained earnings	12,446	14,071
Accumulated other comprehensive loss	(811)	(2,867)
Treasury stock, 210,900 shares at June 30, 2010 and 191,729 shares at December 31, 2009, at cost	(2,180)	(2,180)
Total shareholders’ equity	67,421	61,973
Noncontrolling (minority) interest in consolidated subsidiaries	251	—
Total equity	67,672	61,973
Total liabilities and equity	$699,178	$654,198

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
For the six months ended June 30,			For the three months ended June 30,
2010		2009	2010	2009

Interest income:
Interest and fees on loans	$19,577	$18,966	$9,927	$9,711
Interest and dividends on investments	863	1,014	436	496
Interest on federal funds sold and cash equivalents	—	1	—	—
Total interest income	20,440	19,981	10,363	10,207
Interest expense:
Interest on deposits	4,866	7,566	2,362	3,547
Interest on borrowings	886	1,105	436	524
Total interest expense	5,752	8,671	2,798	4,071
Net interest income	14,688	11,310	7,565	6,136
Provision for loan losses	4,301	1,750	2,200	980
Net interest income after provision for loan losses	10,387	9,560	5,365	5,156
Noninterest income (loss)
Loan fees	81	140	32	56
Net income from BOLI	89	89	45	45
Service fees on deposit accounts	129	90	67	44
Other than temporary impairment losses	(44)	(1,281)	—	(1,281)
Portion of loss recognized in other comprehensive income (before taxes)	26	93	—	93
Net impairment losses recognized in earnings	(18)	(1,188)	—	(1,188)
Gain (loss) on sale of real estate owned	46	(159)	46	—
Gain on sale of loans	676	—	676	—
Other	60	198	37	42
Total noninterest income (loss)	1,063	(830)	903	(1,001)
Noninterest expense
Compensation and benefits	2,478	2,012	1,285	1,002
Professional services	581	452	321	209
Occupancy and equipment	438	438	226	190
Data processing	161	168	89	86
FDIC insurance	437	442	212	371
Loss on write down of foreclosed assets	—	54	—	20
Other operating expense	882	736	542	372
Total noninterest expense	4,977	4,302	2,675	2,250
Income before income tax expense	6,473	4,428	3,593	1,905
Income tax expense	2,621	1,720	1,470	726
Net income attributable to Company and noncontrolling (minority) interest	3,852	2,708	2,123	1,179
Net income attributable to noncontrolling (minority) interest	(55)	—	(119)	—
Net income attributable to Company	3,797	2,708	2,004	1,179
Preferred stock dividend and discount accretion	493	410	247	244
Net income available to common shareholders	$3,304	$2,298	$1,757	$935

Earnings per common share
Basic	$0.74	$0.52	$0.40	$0.21
Diluted	$0.74	$0.52	$0.39	$0.21
Weighted average shares outstanding
Basic	4,437,876	4,428,846	4,437,979	4,436,452
Diluted	4,493,496	4,428,846	4,516,947	4,436,452
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)
					Accumulated			Non-
			Additional		Other		Total	Controlling
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’	(Minority)	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
	(in thousands)
Balance, December 31, 2008	$—	$414	$35,656	$8,870	$(2,791)	$(1,848)	$40,301	$—	$40,301
Stock warrants exercised		7	415			(332)	90		90
Stock compensation			11				11		11
Comprehensive income (loss):
Net income				2,708			2,708		2,708
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(55)		(55)		(55)
Net unrealized losses on available for sale securities without OTTI, net of taxes					(596)		(596)		(596)
Pension liability adjustments, net of tax					(18)		(18)		(18)
Total comprehensive income							2,039	—	2,039
Preferred stock issued	15,358		930				16,288		16,288
Dividend on preferred stock (5% annually)				(342)			(342)		(342)
Accretion of discount on preferred stock	68			(68)			0		0
Balance, June 30, 2009	$15,426	$421	$37,012	$11,168	$(3,460)	$(2,180)	$58,387	$—	$58,387

Balance, December 31, 2009	$15,508	$421	$37,020	$14,071	$(2,867)	$(2,180)	$61,973		$61,973
Stock options exercised			8				8		8
Capital contribution by noncontrolling (minority) interest								196	196
10% common stock dividend		44	4,879	(4,929)			(6)		(6)
Comprehensive income (loss):
Net income				3,797			3,797	55	3,852
Non-credit unrealized gains on debt securities with OTTI, net of taxes					47		47		47
Net unrealized gains on available for sale securities without OTTI, net of taxes					1,987		1,987		1,987
Pension liability adjustments, net of taxes					22		22		22
Total comprehensive income							5,853	55	5,908
Dividend on preferred stock (5% annually)				(407)			(407)		(407)
Accretion of discount on preferred stock	86			(86)			—		—
Balance, June 30, 2010	$15,594	$465	$41,907	$12,446	$(811)	$(2,180)	$67,421	$251	$67,672

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ended June 30,
2010		2009
(in thousands)
Cash Flows from Operating Activities
Net income	$3,852	$2,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	157
Provision for loan losses	4,301	1,750
Stock compensation	—	11
Bank owned life insurance	(89)	(89)
Supplemental executive retirement plan	222	118
Gain on sale of SBA loans	(676)	—
SBA loans originated for sale	(6,902)	—
Proceeds from sale of SBA loans originated for sale	7,526	—
(Gain) loss on sale of other real estate owned	(46)	159
Loss on write down of foreclosed assets	—	54
Other than temporary decline in value of investments	18	1,188
Net accretion of purchase premiums and discounts on securities	(45)	(87)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(649)	(2,227)
Increase (decrease) in accrued interest payable and other accrued liabilities	983	(147)
Net cash provided by operating activities	8,650	3,595
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(1,796)	(2,309)
Redemptions of restricted stock	6	185
Principal payments on mortgage-backed securities	3.212	3,000
Proceeds from sale of other real estate owned	375	700
Net increase in loans	(30,508)	(44,846)
Purchases of bank premises and equipment	(1,680)	(110)
Net cash used in investing activities	(30,391)	(40,320)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	16,288
Payment of dividend on preferred stock	(407)	(238)
Proceeds from exercise of stock options and warrants	8	422
Fractional share cash payment on 10% stock dividend	(6)	—
Purchase of treasury stock	—	(332)
Net decrease in Federal Home Loan Bank short term borrowings	(2,525)	(9,500)
Payments of Federal Home Loan Bank advances	(71)	(68)
Net decrease in noninterest-bearing deposits	(441)	(2,065)
Net increase in interest-bearing deposits	41,335	31,305
Net cash provided by financing activities	37,893	35,812
Increase (decrease) in cash and cash equivalents	16,152	(913)
Cash and Cash Equivalents, January 1,	4,154	7,270
Cash and Cash Equivalents, June 30,	$20,306	$6,357
Supplemental Disclosure of Cash Flow Information:
Cash paid during the six months for:
Interest on deposits and borrowed funds	$5,788	$8,945
Income taxes	$4,150	$3,701
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$10,712	$254

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 since they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. The accompanying interim financial statements for the three months and six months ended June 30, 2010 and 2009 are unaudited. The balance sheet as of December 31, 2009, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results for the full year.

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

FASB ASC Topic 855, "Subsequent Events."

The Company adopted ASC Topic 855, “Subsequent Events”, as of June 30, 2009. This new accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2010 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

FASB ASC Topic 860, "Transfers and Servicing."

New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and accordingly, impacted the manner in which the Company accounts for the sale of the guaranteed portion on SBA loans. Gains of $591,000 for the three months ended June 30, 2010 were deferred to the third quarter as a result of this new guidance.

FASB ASC Topic 310, “Receivables.”

New authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310, "Receivables", amends the current disclosures required by ASC Topic 310. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating this new disclosure guidance, but does not expect it to have any effect on the Company's reported financial condition or results of operations.

NOTE 3.  INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale and held-to-maturity securities as of June 30, 2010 and December 31, 2009:

As of June 30, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$4,263	$39	$—	$—	$4,302
Corporate debt obligations	2,000	36	68	—	1,968
Residential mortgage-backed securities	16,443	974	—	—	17,417
Collateralized mortgage obligations	4,119	104	16	110	4,097
Collateralized debt obligations	5,562	—	1,375	565	3,622
Total available-for-sale	$32,387	$1,153	$1,459	$675	$31,406

Held to maturity:
States and political subdivisions	$2,524	$27	$—	$—	$2,551

As of December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,273	$—	$41	$—	$3,232
Corporate debt obligations	2,000	17	47	—	1,970
Residential mortgage-backed securities	19,098	679	79	—	19,698
Collateralized mortgage obligations	3,859	68	50	68	3,809
Collateralized debt obligations	5,562	—	4,166	685	711
Total available-for-sale	$33,792	$764	$4,383	$753	$29,420

Held to maturity:
States and political subdivisions	$2,509	$10	$115	$—	$2,404

The Company’s unrealized loss on investments in collateralized debt obligations (CDOs) relates to four securities issued by financial institutions, totaling $5.6 million. The unrealized loss decreased from $4.2 million at December 31, 2009 to $1.4 million at June 30, 2010. In the first quarter of 2010, the Company engaged an independent third party valuation firm to assess three of its pooled trust preferred collateralized debt obligations for other than temporary impairment (“OTTI”).  The OTTI analysis is based on a best estimate of cash flows, including potential credit losses and prepayments, discounted at the securities’ effective yields.  The valuation firm also discounts the best estimate cash flows using a discount rate derived through the build-up method to estimate fair value.  The fair value discount rate is based on the appropriate risk free rate, given the estimated duration of the security, plus a spread for liquidity under normal market conditions, plus a spread to account for the uncertainty of the cash flows.  Prior to the first quarter, the Company had relied on a pricing service that utilized a matrix pricing approach to estimate fair value.  The Company believes that a fair value derived from best estimate cash flows represents a better estimate of the fair values of the securities.

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2010 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through three years	—	—
Due after three years through five years	4,257	4,295
Due after five years	7,568	5,597
Residential mortgage-backed securities and collateralized mortgage obligations	20,562	21,514
Total available-for-sale	$32,387	$31,406

Held-to-maturity:
Due within one year	$540	$541
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years	1,984	2,010
Total held-to-maturity	$2,524	$2,551

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

As of June 30, 2010	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$—	$—
Corporate debt obligations	—	—	932	68	932	68
Residential mortgage-backed securities and collateralized mortgage obligations	1,707	16	—	—	1,707	16
Collateralized debt obligations	—	—	3,375	1,375	3,375	1,375
Total available-for-sale	$1,707	$16	$4,307	$1,443	$6,014	$1,459

Held-to-maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$3,225	$41	$—	$—	$3,225	$41
Corporate debt obligations	—	—	653	47	653	47
Residential mortgage-backed securities and collateralized mortgage obligations	6,289	129	—	—	6,289	129
Collateralized debt obligations	—	—	585	4,166	585	4,166
Total available-for-sale	$9,514	$170	$1,238	$4,213	$10,752	$4,383

Held-to-maturity:
States and political subdivisions	$—	$—	$610	$115	$610	$115

U.S. Government Sponsored Entities: The unrealized losses on the Company’s one investment in U.S. Government sponsored entities were caused by movement in interest rates. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investments before recovery of its amortized cost basis, which may be maturity, it does not consider the investment to be other-than-temporarily impaired at December 31, 2009.

Corporate Debt Obligations:  The Company’s unrealized loss on investments in corporate bonds relates to two trust preferred securities (TruPS) issued by financial institutions, totaling $1.0 million. The unrealized loss was primarily caused by an illiquid market for this sector of security.  All two issues have been rated A or above by Moody’s.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment to be other-than-temporarily impaired at June 30, 2010 or December 31, 2009.

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by movement in interest rates. The security was issued by GNMA, a government agency. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in this security to be other-than-temporarily impaired at June 30, 2010 or December 31, 2009.

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

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2010 or December 31, 2009.

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

The present value of expected future cash flows is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interest and loss severity.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings subsequent to adoption in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the six month and three month periods ended June 30, 2010 and 2009.

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)
Beginning balance	$4,008	2,279
Initial credit impairment	—	$565
Subsequent credit impairments	18	623
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities deemed worthless	1,218	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,808	$3,467

	For the Three Months Ended June 30,
	2010	2009
	(in thousands)
Beginning balance	$2,957	2,279
Initial credit impairment	—	$565
Subsequent credit impairments	—	623
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities deemed worthless	149	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,808	$3,467

A summary of investment gains and losses recognized in income during the six months ended June 30, 2010 and 2009 are as follows:

	For the Six Months Ended June 30,
	2010	2009
	(in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(18)	(1,188)
Total available-for-sale securities	$(18)	$(1,188)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$0	$0

	For the Three Months Ended June 30,
	2010	2009
	(in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	(1,188)
Total available-for-sale securities	$0	$(1,188)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$0	$0

During the first six months of 2010, the Company recognized $44,000 of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on a privately issued CMO.

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

NOTE 4.  LOANS

The portfolio of the loans outstanding consists of:

	June 30, 2010		December 31, 2009
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(amounts in thousands)
Commercial	$19,510	3.1%	$20,174	3.3%
Real estate construction:
Residential	67,652	10.9	89,006	14.8
Commercial	31,308	5.0	27,327	4.5
Real estate mortgage:
Residential	160,917	26.0	143,385	23.8
Commercial	326,672	52.7	310,484	51.4
Consumer	14,019	2.3	13,025	2.2
Total Loans	$620,078	100.0%	$603,401	100.0%

Loans on non-accrual were $17.0 million at June 30, 2010 and $25.5 million at December 31, 2009. No loans with interest past due 90 days or more were still accruing at June 30, 2010 or December 31, 2009. The Company has created interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $77.5 million at June 30, 2010 and $74.8 million at December 31, 2010. On a monthly basis management reviews loans with interest reserves to assess current and projected performance and determines whether such reserves will continue to be funded.

Activity in the allowance for loan losses is as follows:

	For the six months ended June 30,
	2010	2009
	(amounts in thousands)
Balance at beginning of period	$12,404	$7,777
Provisions charged to operations	4,301	1,750
Charge-offs	(1,812)	(13)
Recoveries	—	—
Balance at end of period	$14,893	$9,514

	For the three months ended June 30,
	2010	2009
	(amounts in thousands)
Balance at beginning of period	$13,136	$8,543
Provisions charged to operations	2,200	980
Charge-offs	(443)	(9)
Recoveries	—	—
Balance at end of period	$14,893	$9,514

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$89,278	14.0%	$50,950	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$81,233	12.8%	$25,475	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$81,233	11.9%	$27,295	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$85,394	14.3%	$47,892	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$77,840	13.7%	$22,674	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$77,840	11.9%	$26,108	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$89,326	14.0%	$50,928	8%	$63,660	10%
(to Risk Weighted Assets)

Tier 1 Capital	$81,283	12.8%	$25,464	4%	$38,196	6%
(to Risk Weighted Assets)

Tier 1 Capital	$81,283	11.9%	$27,282	4%	$34,103	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$85,448	14.3%	$47,890	8%	$59,863	10%
(to Risk Weighted Assets)

Tier 1 Capital	$77,922	13.0%	$23,945	4%	$35,918	6%
(to Risk Weighted Assets)

Tier 1 Capital	$77,922	11.9%	$26,124	4%	$32,655	5%
(to Average Assets)

NOTE 6.  CAPITAL

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP) which provides for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.   This program is voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The CPP provides for a minimum investment of 1% of Risk-Weighted-Assets, with a maximum investment of the lesser of 3% of Risk-Weighted Assets or $25 billion.  The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury.   The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009.   These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options. The allocation of proceeds resulted in a discount on the preferred stock that will be accreted over five years. The Company issued 329,757 common stock warrants to the U.S. Treasury and $930,000 of those proceeds were allocated to the warrants. The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $7.41 per share of common stock.

On May 21, 2010, the Company paid a 10% stock dividend to stockholders of record as of May 11, 2010. Both basic and diluted earnings per share calculations give retroactive effect to this stock dividend.

NOTE 7.  COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following tables:

For the six months ended June 30, (amounts in thousands)
2010		2009
Net income	$3,852	$2,708
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	78	(92)
Unrealized gains (losses) on available for sale securities without OTTI	3,313	(993)
Minimum pension liability	37	(30)
Tax impact	(1,372)	446
Comprehensive Income	5,908	2,039
Net Income attributable to noncontrolling (minority) interest	(55)	—
Comprehensive income attributable to Company	$5,853	$2,039

For the three months ended June 30, (amounts in thousands)
2010		2009
Net income	$2,123	$1,179
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	100	(92)
Unrealized gains (losses) on available for sale securities without OTTI	316	(1,143)
Minimum pension liability	19	15
Tax impact	(174)	488
Comprehensive Income	3,384	447
Net Income attributable to noncontrolling (minority) interest	(119)	—
Comprehensive income attributable to Company	$3,265	$447

Accumulated other comprehensive loss consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(amounts in thousands)
Securities
Non-credit unrealized losses on debt securities with OTTI:
Available for sale	$(675)	$(753)
Unrealized gains (losses) on available for sale securities without OTTI	(306)	(3,619)
Minimum pension liability	(372)	(407)
Tax impact	541	1,912
	$(811)	$(2,867)

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

Fair Value on a Recurring Basis:

The following is a description of the Company’s valuation methodologies for assets carried at fair value. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities:

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities and trust preferred securities. Securities in Level 3 include thinly traded collateralized mortgage obligations and collateralized debt obligations.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of June 30, 2010
U.S. Government sponsored entities	$—	$4,302	$—	$4,302
Corporate debt obligations	—	1,968	—	1,968
Residential mortgage-backed securities	—	17,417	—	17,417
Collateralized mortgage-backed securities		3,416	681	4,097
Collateralized debt obligations	—	—	3,622	3,622
Total	$—	$27,103	$4,303	$31,406

As of December 31, 2009
U.S. Government sponsored entities	$—	$3,232	$—	$3,232
Corporate debt obligations	—	1,970	—	1,970
Residential mortgage-backed securities	—	19,698	—	19,698
Collateralized mortgage-backed securities		2,669	1,140	3,809
Collateralized debt obligations	—	—	711	711
Total	$—	$27,569	$1,851	$29,420

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	2010	2009
	(amounts in thousands)
Beginning balance at January 1,	$1,851	$1,705
Total net gains (losses) included in:
Net income (loss)	(18)	—
Other comprehensive income (loss)	2,628	441
Purchases, sales, issuances and settlements, net	(158)	—
Net transfers into Level 3	—	1,593
Ending balance June 30,	$4,303	$3,739

Fair Value on a Non-recurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2010
Impaired Loans	$—	$—	$9,541	$9,541
Other Real Estate Owned	—	—	10,383	10,383

As of December 31, 2009
Impaired Loans	$—	$—	$19,126	$19,126

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $12.3 million and $22.6 million at June 30, 2010 and December 31, 2009 respectively, with a valuation allowance of $2.8 million and $3.6 million at June 30, 2010 and December 31, 2009 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

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

The following table summarizes carrying amounts and fair values for financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$20,306	$20,306	$4,154	$4,154
Investment securities (available-for-sale and held-to-maturity)	33,930	33,957	31,929	31,824
Restricted stock	3,088	3,088	3,094	3,094
Loans, net	605,185	603,260	590,997	585,346
Accrued interest receivable	3,094	3,094	2,808	2,808

Financial Liabilities:
Demand and savings deposits	$270,153	$270,153	$257,566	$257,566
Time deposits	291,054	293,884	261,882	264,901
Borrowings	65,235	68,677	67,831	68,859
Accrued interest payable	785	785	821	821

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

General

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as service charges, gains from the sale of loans, earnings from bank owned life insurance (BOLI), loan exit fees and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Company is also subject to losses in its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

At June 30, 2010, the Company’s total assets increased to $699.2 million from $654.2 million at December 31, 2009, an increase of $45.0 million or 6.9%, attributable primarily to loan growth and deposit growth resulting from the successful opening of a full-service branch in Galloway Township, NJ.

Cash and cash equivalents increased $16.1 million or 388.8%, to $20.3 million at June 30, 2010 from $4.2 million at December 31, 2009.

Total investment securities increased to $33.9 million at June 30, 2010 ($31.4 million classified as available-for-sale or 92.6%) from $31.9 million at December 31, 2009, an increase of $2.0 million or 6.3%. The Company received $3.2 million in cash flow from principal payments, offset by purchases of $1.8 million. In addition, the fair value of the available-for sale portfolio increased by $3.4 million, primarily related to the CDO portfolio, which reflected lower levels of unrealized losses.

Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis include but are not limited to whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the six months ended June 30, 2010, the Company recognized a credit related OTTI charge (pre-tax) of $18,000 on one private-label CMO.

Total loans increased to $620.1 million at June 30, 2010 from $603.4 million at December 31, 2009, an increase of $16.7 million or 2.8%, consistent with management’s plan for loan growth.

Delinquent loans decreased $8.9 million to $23.9 million or 3.9% of total loans at June 30, 2010 from $32.8 million or 5.4% of total loans at December 30, 2009. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $4.7 million; 60 to 89 days --- $2.2 million; and 90 days and greater --- $17.0 million. Loans 90 days and more past due are no longer accruing interest.

At June 30, 2010, the Company had $17.0 million in non-performing loans or 2.7% of total loans, a decrease from $25.5 million or 4.2% of total loans at December 31, 2009. The decrease is attributable to the Company receiving deeds in settlement of ten loan balances.  The three largest relationships in non-performing loans are $4.5 million (residential construction), $2.1 million (commercial real estate), and $2.1 million (residential construction). Specific allowances for loan losses have been established in the amount of $2.8 million on impaired loans totaling $12.3 million at June 30, 2010.

At June 30, 2010, Parke Bancorp's allowance for loan losses increased to $14.9 million from $12.4 million at December 31, 2009, an increase of $2.5 million or 20.1%. The ratio of allowance for loan losses to total loans increased to 2.40% at June 30, 2010 from 2.06% at December 31, 2009. During the six month period ended June 30, 2010, the Company charged-off $1.8 million related to impaired loans that were transferred to Other Real Estate Owned in settlement of the loan balances.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 0.17% of total assets at December 31, 2007 to 3.92% at June 30, 2010. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, establishing specific reserves for any potential shortfall.  Cash flow dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

Other Real Estate Owned (“OREO”) at June 30, 2010 was $10.4 million, compared to none at December 31, 2009. The real estate includes 9 properties, the largest being a residential multifamily property totaling $5.8 million.
At June 30, 2010, the Bank’s total deposits increased to $561.2 million from $520.3 million at December 31, 2009, an increase of $40.9 million or 7.9%, largely due to an increase in the levels of retail certificates of deposit.  Retail certificate of deposits increased $35.2 million, or 21.3%, to $201.1 million at June 30, 2010 from $165.8 million at December 31, 2009.  This growth was generated through a successful marketing campaign and the opening of a new full-service retail branch. Brokered deposits decreased $6.1 million, or 6.3%, to $90.0 million at June 30, 2010 from $96.1 million at December 31, 2009.

Borrowings decreased $2.6 million, or 3.8%, to $65.2 million at June 30, 2010 from $67.8 million at December 31, 2009.

At June 30, 2010, total shareholders’ equity increased to $67.4 million from $62.0 million at December 31, 2009, an increase of $5.4 million or 8.8%. A $2.0 million favorable change in comprehensive income related to the investment portfolio, and net income represented the majority of the increase.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General: Net income available to common shareholders for the six months ended June 30, 2010 was $3.3 million, compared to $2.3 million for the same period in 2009.

Interest Income:  Interest income increased $459,000, or 2.3%, to $20.4 million for the six months ended June 30, 2010, from $20.0 million for the six months June 30, 2009. The increase is attributable to higher loan volumes, offset by a lower yield on loans.  Average loans for the six month period ended June 30, 2010 were $614.2 million compared to $574.0 million for the same period last year. The average yield on loans was 6.43% for the six months ended June 30, 2010 compared to 6.66% for the same period in 2009.

Interest Expense: Interest expense decreased $2.9 million or 33.7%, to $5.8 million for the six months ended June 30, 2010, from $8.7 million for the six months June 30, 2009. The decrease is primarily attributable to a lower cost of deposits. The average rate paid on deposits for the six month period ended June 30, 2010 was 1.90% compared to 3.05% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income:  Net interest income increased $3.4 million, or 29.9%, to $14.7 million for the six months ended June 30, 2010, from $11.3 million for the six months ended June 30, 2009. We experienced an increase in our net interest rate spread of 87 basis points, to 4.35% for the six months ended June 30, 2010, from 3.48% for the same period last year. Our net interest margin increased 81 basis points, to 4.55% for the six months ended June 30, 2010, from 3.74% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $4.3 million for the six months ended June 30, 2010, compared to $1.8 million for the six months ended June 30, 2009. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $1.1 million for the six months ended June 30, 2010, compared to a loss of $830,000 for the same period last year. The Company recognized $676,000 in gains from the sale of the guaranteed portion of SBA loans in 2010. For the period in 2009, a $1.2 million impairment loss related to the investment portfolio was recorded.

Non-interest Expense:  Non-interest expense increased $675,000 to $5.0 million for the six months ended June 30, 2010, from $4.3 million for the six months ended June 30, 2009. Compensation and benefits expenses increased $466,000 due to increased staffing related to the SBA subsidiary, annual merit raises and higher fringe benefit costs. Professional fees increased $129,000 primarily related to legal fees associated with loan workouts.

Income Taxes:  The Company recorded income tax expense of $2.6 million, on income before taxes of $6.5 million for the six months ended June 30, 2010, resulting in an effective tax rate of 40.5%, compared to income tax expense of $1.7 million on income before taxes of $4.4 million for the same period of 2009, resulting in an effective tax rate of 38.8%. The increase is due to the Company now being in a higher tax bracket.

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

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$614,195	$19,577	6.43%	$574,029	$18,966	6.66%
Investment securities	36,105	863	4.82%	35,325	1,014	5.79%
Federal funds sold and cash equivalents	134	—	0.00%	299	1	0.67%
Total interest-earning assets	650,434	20,440	6.34%	609,653	19,981	6.61%
Non-interest earning assets	35,908			37,566
Allowance for loan losses	(13,333)			(8,437)
Total assets	$673,009			$638,782

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$10,684	59	1.11%	$10,710	84	1.58%
Money markets	90,153	533	1.19%	61,863	521	1.70%
Savings	144,492	1,129	1.58%	84,312	1,068	2.55%
Time deposits	176,628	1,857	2.12%	183,312	3,108	3.42%
Brokered certificates of deposit	95,093	1,288	2.73%	159,916	2,785	3.51%
Total interest-bearing deposits	517,050	4,866	1.90%	500,113	7,566	3.05%
Borrowings	67,011	886	2.67%	59,241	1,105	3.76%
Total interest-bearing liabilities	584,061	5,752	1.99%	559,354	8,671	3.13%
Non-interest bearing deposits	19,115			19,514
Other liabilities	4,389			4,106
Total liabilities	607,565			582,974
Shareholders’ equity	65,444			55,808
Total liabilities and shareholders’ equity	$673,009			$638,782
Net interest income		$14,688			$11,310
Interest rate spread			4.35%			3.48%
Net interest margin			4.55%			3.74%

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General: Net income available to common shareholders for the three months ended June 30, 2010 was $1.8 million, compared to $935,000 for the same period in 2009.

Interest Income:  Interest income increased $156,000, or 1.5%, to $10.4 million for the three months ended June 30, 2010, from $10.2 million for the three months ended June 30, 2009. The increase is attributable to higher loan volumes, offset by a lower yield on loans.  Average loans for the three month period ended June 30, 2010 were $617.7 million compared to $587.1 million for the same period last year. The average yield on loans was 6.45% for the three months ended June 30, 2010 compared to 6.63% for the same period in 2009.

Interest Expense: Interest expense decreased $1.3 million or 31.3%, to $2.8 million for the three months ended June 30, 2010, from $4.1 million for the three months June 30, 2009. The decrease is primarily attributable to a lower cost of deposits. The average rate paid on deposits for the three month period ended June 30, 2010 was 1.81% compared to 2.87% for the same period last year. The Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income:  Net interest income increased $1.4 million, or 23.3%, to $7.5 million for the three months ended June 30, 2010, from $6.1 million for the three months ended June 30, 2009. We experienced an increase in our net interest rate spread of 81 basis points, to 4.45% for the three months ended June 30, 2010, from 3.63% for the same period last year. Our net interest margin increased 67 basis points, to 4.63% for the three months ended June 30, 2010, from 3.96% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.2 million for the three months ended June 30, 2010 compared to $980,000 for the three months ended June 30, 2009. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $903,000 for the three months ended June 30, 2010, compared to a loss of $1.0 million for the same period last year. The Company recognized $676,000 in gains from the sale of the guaranteed portion of SBA loans in 2010. For the period in 2009, a $1.2 million impairment loss related to the investment portfolio was recorded.

Non-interest Expense:  Non-interest expense increased $425,000 to $2.7 million for the three months ended June 30, 2010, from $2.3 million for the three months ended June 30, 2009. Compensation and benefits expenses increased $283,000 due to increased staffing related to the SBA subsidiary, annual merit raises and higher fringe benefit costs. Professional fees increased $112,000 primarily related to legal fees associated with loan workouts.

Income Taxes:  The Company recorded income tax expense of $1.5 million, on income before taxes of $3.6 million for the three months ended June 30, 2010, resulting in an effective tax rate of 40.9%, compared to income tax expense of $726,000 on income before taxes of $1.9 million for the same period of 2009, resulting in an effective tax rate of 38.1%. The increase is due to the Company now being in a higher tax bracket.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$617,689	$9,927	6.45%	$587,101	$9,711	6.63%
Investment securities	37,226	436	4.70%	35,025	496	5.68%
Federal funds sold and cash equivalents	164	—	0.00%	48	—	0.00%
Total interest-earning assets	655,079	10,363	6.35%	622,174	10,207	6.58%
Non-interest earning assets	39,818			24,395
Allowance for loan losses	(13,772)			(8,908)
Total assets	$681,125			$637,661

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$10,390	27	1.04%	$11,091	40	1.45%
Money markets	91,843	270	1.18%	66,784	261	1.57%
Savings	145,073	546	1.51%	93,856	544	2.32%
Time deposits	183,341	920	2.01%	179,854	1,481	3.30%
Brokered certificates of deposit	93,523	599	2.57%	144,884	1,221	3.38%
Total interest-bearing deposits	524,170	2,362	1.81%	496,469	3,547	2.87%
Borrowings	66,100	436	2.65%	57,678	524	3.64%
Total interest-bearing liabilities	590,270	2,798	1.90%	554,147	4,071	2.95%
Non-interest bearing deposits	18,829			19,760
Other liabilities	4,682			4,198
Total liabilities	613,781			578,105
Shareholders’ equity	67,344			59,556
Total liabilities and shareholders’ equity	$681,125			$637,661
Net interest income		$7,565			$6,136
Interest rate spread			4.45%			3.63%
Net interest margin			4.63%			3.96%

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 110.5% and 116.0% at June 30, 2010 and December 31, 2009, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six month period ended June 30, 2010. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of June 30, 2010, the Company had short term lines of credit with PNC Bank for $13.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at June 30, 2010. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2010, the Company maintained lines of credit with the FHLB of $91.5 million, of which $41.8 million was outstanding at June 30, 2010.

As of June 30, 2010, the Company's investment securities portfolio included $16.5 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At June 30, 2010 management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Recent Legislation

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010,  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s or the Bank’s business, results of operations and financial condition. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•
Removes trust preferred securities issued after May 19, 2010, as a permitted component of a holding company’s Tier 1 capital and, after a three-year phase-in period beginning January 1, 2013, eliminates Tier 1 capital treatment for all trust preferred securities issued by holding companies with more than $15 billion in total consolidated assets;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; and

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

•
Abolishes the Office of Thrift Supervision and delegates its supervisory and rule making functions to the Office of the Comptroller of the Currency (“OCC”), the primary federal banking regulator of national banks;

•	Delegates supervisory and rulemaking functions to the Board of Governors of the Federal Reserve System for savings and loan holding companies, such as the Company;

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

PARKE BANCORP, INC.

Date:	August 16, 2010	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2010	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)