Form 10-Q
period 2010-09-30
PARKE BANCORP, INC.
filed 2010-11-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010.
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

Yes [  ]                No [X]

As of November 15, 2010, there were issued and outstanding 4,440,030 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2010

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Reserved	39
Item 5.	Other Information	40
Item 6.	Exhibits	41

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2010	2009
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$51,158	$4,099
Federal funds sold and cash equivalents	12	55
Cash and cash equivalents	51,170	4,154
Investment securities available for sale, at fair value	27,897	29,420
Investment securities held to maturity (fair value of $2,141 at September 30, 2010 and $2,404 at December 31, 2009)	1,991	2,509
Total investment securities	29,888	31,929
Loans held for sale	4,344	—
Loans, net of unearned income	633,743	603,401
Less: Allowance for loan and lease losses	13,428	12,404
Net loans and leases	620,315	590,997
Accrued interest receivable	3,303	2,808
Premises and equipment, net	4,338	2,861
Other real estate owned (OREO)	7,778	—
Restricted stock, at cost	3,087	3,094
Bank owned life insurance (BOLI)	5,316	5,184
Other assets	13,392	13,171
Total Assets	$742,931	$654,198

LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$22,682	$21,488
Interest-bearing deposits	576,298	498,825
Total deposits	598,980	520,313
FHLB borrowings	41,796	44,428
Other borrowed funds	14,344	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	865	821
Other liabilities	4,323	3,260
Total liabilities	673,711	592,225
Equity
Preferred stock, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at September 30, 2010 and December 31, 2009	15,638	15,508
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 4,650,930 shares at September 30, 2010; and 4,224,867 shares at December 31, 2009	465	421
Additional paid-in capital	41,921	37,020
Retained earnings	14,027	14,071
Accumulated other comprehensive loss	(829)	(2,867)
Treasury stock, 210,900 shares at September 30, 2010 and 191,729 shares at December 31, 2009, at cost	(2,180)	(2,180)
Total shareholders’ equity	69,042	61,973
Noncontrolling (minority) interest in consolidated subsidiaries	178	—
Total equity	69,220	61,973
Total liabilities and equity	$742,931	$654,198

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	(in thousands except share data)
Interest income:
Interest and fees on loans	$29,621	$28,646	$10,044	$9,680
Interest and dividends on investments	1,290	1,462	428	448
Interest on federal funds sold and cash equivalents	—	1	—	—
Total interest income	30,911	30,109	10,472	10,128
Interest expense:
Interest on deposits	7,241	10,858	2,376	3,291
Interest on borrowings	1,330	1,578	444	474
Total interest expense	8,571	12,436	2,820	3,765
Net interest income	22,340	17,673	7,652	6,363
Provision for loan losses	6,401	3,200	2,100	1,450
Net interest income after provision for loan losses	15,939	14,473	5,552	4,913
Noninterest income (loss)
Loan fees	109	201	28	62
Net income from BOLI	132	135	43	45
Service fees on deposit accounts	191	138	62	48
Other than temporary impairment losses	(115)	(2,401)	(71)	(1,120)
Portion of loss recognized in other comprehensive income (before taxes)	49	863	23	770
Net impairment losses recognized in earnings	(66)	(1,538)	(48)	(350)
Gain (loss) on sale of real estate owned	39	(149)	(7)	10
Gain on sale of loans	1,311	—	635	—
Other	192	223	132	26
Total noninterest income (loss)	1,908	(990)	845	(159)
Noninterest expense
Compensation and benefits	3,641	2,966	1,163	953
Professional services	873	631	291	180
Occupancy and equipment	691	637	253	201
Data processing	250	255	88	87
FDIC insurance	653	627	216	185
Loss on write down of foreclosed assets	—	68	—	14
Other operating expense	2,144	1,109	1,265	372
Total noninterest expense	8,252	6,293	3,276	1,992
Income before income tax expense	9,595	7,190	3,121	2,762
Income tax expense	3,802	2,787	1,180	1,067
Net income attributable to Company and noncontrolling (minority) interest	5,793	4,403	1,941	1,695
Net income attributable to noncontrolling (minority) interest	(168)	—	(113)	—
Net income attributable to Company	5,625	4,403	1,828	1,695
Preferred stock dividend and discount accretion	740	655	247	245
Net income available to common shareholders	$4,885	$3,748	$1,581	$1,450

Earnings per common share
Basic	$1.10	$0.85	$0.36	$0.33
Diluted	$1.09	$0.85	$0.35	$0.32
Weighted average shares outstanding
Basic	4,437,860	4,431,409	4,439,838	4,436,452
Diluted	4,491,020	4,431,409	4,488,106	4,469,406
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Non- Controlling (Minority) Interest	Total Equity
	(in thousands)
Balance, December 31, 2008	$—	$414	$35,656	$8,870	$(2,791)	$(1,848)	$40,301	$—	$40,301
Stock warrants exercised		7	415			(332)	90		90
Stock compensation			14				14		14
Comprehensive income (loss):
Net income				4,403			4,403		4,403
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(518)		(518)		(518)
Net unrealized gains on available for sale securities without OTTI, net of taxes					2,640		2,640		2,640
Pension liability adjustments, net of tax					(9)		(9)		(9)
Total comprehensive income							6,516	—	6,516
Preferred stock issued	15,358		930				16,288		16,288
Dividend on preferred stock (5% annually)				(545)			(545)		(545)
Accretion of discount on preferred stock	110			(110)			0		0
Balance, September 30, 2009	$15,468	$421	$37,015	$12,618	$(678)	$(2,180)	$62,664	$—	$62,664

Balance, December 31, 2009	$15,508	$421	$37,020	$14,071	$(2,867)	$(2,180)	$61,973	$—	$61,973
Stock options exercised			22				22		22
Capital contribution by noncontrolling (minority) interest								196	196
Capital withdrawals by noncontrolling (minority) interest								(186)	(186)
10% common stock dividend		44	4,879	(4,929)			(6)		(6)
Comprehensive income (loss):
Net income				5,625			5,625	168	5,793
Non-credit unrealized gains on debt securities with OTTI, net of taxes					85		85		85
Net unrealized gains on available for sale securities without OTTI, net of taxes					1,921		1,921		1,921
Pension liability adjustments, net of taxes					32		32		32
Total comprehensive income							7,663	168	7,831
Dividend on preferred stock (5% annually)				(610)			(610)		(610)
Accretion of discount on preferred stock	130			(13)			—		—
Balance, September 30, 2010	$15,638	$465	$41,921	$14,027	$(829)	$(2,180)	$69,042	$178	$69,220

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2010	2009
	(in thousands)
Cash Flows from Operating Activities
Net income	$5,793	$4,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	236
Provision for loan losses	6,401	3,200
Stock compensation	—	14
Bank owned life insurance	(132)	(135)
Supplemental executive retirement plan	333	174
Gain on sale of SBA loans	(1,311)	—
SBA loans originated for sale	(12,593)	—
Proceeds from sale of SBA loans originated for sale	13,904	—
(Gain) loss on sale of other real estate owned	(39)	149
Loss on write down of foreclosed assets	—	68
Other than temporary decline in value of investments	66	1,538
Net accretion of purchase premiums and discounts on securities	(59)	(91)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(848)	(2,991)
Increase in accrued interest payable and other accrued liabilities	1,107	1,377
Net cash provided by operating activities	8,525	7,942 1,628
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(1,794)	(3,307)
Redemptions of restricted stock	7	29
Proceeds from maturities and principal payments on mortgage-backed securities	7,171	8,228
Proceeds from sale of other real estate owned	453	1,008
Net increase in loans	(45,407)	(47,493)
Purchases of bank premises and equipment	(1,724)	(161)
Net cash used in investing activities	(41,294)	(41,696)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	16,288
Payment of dividend on preferred stock	(610)	(441)
Proceeds from exercise of stock options and warrants	22	422
Fractional share cash payment on 10% stock dividend	(6)	—
Purchase of treasury stock	—	(332)
Net increase in secured borrowings	4,344	—
Net decrease in Federal Home Loan Bank short term borrowings	(2,025)	(5,500)
Repayments of Federal Home Loan Bank advances	(500)	—
Payments of Federal Home Loan Bank advances	(107)	(602)
Net increase (decrease) in noninterest-bearing deposits	1,194	(1,147)
Net increase in interest-bearing deposits	77,473	37,002
Net cash provided by financing activities	79,785	45,690
Increase in cash and cash equivalents	47,016	11,936
Cash and Cash Equivalents, January 1,	4,154	7,270
Cash and Cash Equivalents, September 30,	$51,170	$19,206
Supplemental Disclosure of Cash Flow Information:
Cash paid during the six months for:
Interest on deposits and borrowed funds	$8,527	$12,657
Income taxes	$6,200	$5,001
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$13,273	$442
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

The financial statements include the accounts of Parke Bancorp, Inc. and its wholly owned subsidiaries, Parke Bank, Parke Capital Markets, Farm Folly LLC, 601 Sewell Walnut LLC, 601 Sewell Sturdy LLC, 601 Sewell Seafar LLC, 601 Sewell Baker LLC and Woolwich Lots LLC.  Parke Capital Markets and Farm Folly LLC are presently inactive. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the consolidation requirements. Parke Bank has entered into a joint venture, 44 Capital Partners LLC, with a 51% ownership interest which is reflected in the consolidated financial statements. The LLC was formed to originate, sell and service Small Business Administration (SBA) loans. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 since they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. The accompanying interim financial statements for the three months and nine months ended September 30, 2010 and 2009 are unaudited. The balance sheet as of December 31, 2009, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements:

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ACS Topic 820, “Fair Value Measurements and Disclosures.”

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

These new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact of the Company’s consolidated financial statements. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The new disclosures are not expected to have a significant impact on the Company’s consolidated financial statements. See Note 8, “Fair Value”.

FASB ASC Topic 860, "Transfers and Servicing."

New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and accordingly, impacted the manner in which the Company accounts for the sale of the guaranteed portion on SBA loans. Gains of $485,000 for the three months ended September 30, 2010 were deferred to the fourth quarter as a result of this new guidance.

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

NOTE 3.  INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale and held-to-maturity securities as of September 30, 2010 and December 31, 2009:

As of September 30, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,259	$28	$—	$—	$3,287
Corporate debt obligations	2,000	125	—	—	2,125
Residential mortgage-backed securities	15,158	683	4	—	15,837
Collateralized mortgage obligations	2,947	125	—	71	3,001
Collateralized debt obligations	5,562	—	1,375	540	3,647
Total available-for-sale	$28,926	$961	$1,379	$611	$27,897

Held to maturity:
States and political subdivisions	$1,991	$150	$—	$—	$2,141

As of December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,273	$—	$41	$—	$3,232
Corporate debt obligations	2,000	17	47	—	1,970
Residential mortgage-backed securities	19,098	679	79	—	19,698
Collateralized mortgage obligations	3,859	68	50	68	3,809
Collateralized debt obligations	5,562	—	4,166	685	711
Total available-for-sale	$33,792	$764	$4,383	$753	$29,420

Held to maturity:
States and political subdivisions	$2,509	$10	$115	$—	$2,404

The Company’s unrealized loss on investments in collateralized debt obligations (CDOs) relates to four securities issued by financial institutions, totaling $5.6 million. The gross unrealized loss decreased from $4.2 million at December 31, 2009 to $1.4 million at September 30, 2010. In the first quarter of 2010, the Company engaged an independent third party valuation firm to assess three of its pooled trust preferred collateralized debt obligations for other than temporary impairment (“OTTI”).  The OTTI analysis is based on a best estimate of cash flows, including potential credit losses and prepayments, discounted at the securities’ effective yields.  The valuation firm also discounts the best estimate cash flows using a discount rate derived through the build-up method to estimate fair value.  The fair value discount rate is based on the appropriate risk free rate, given the estimated duration of the security, plus a spread for liquidity under normal market conditions, and a spread to account for the uncertainty of the cash flows.  Prior to the first quarter, the Company had relied on a pricing service that utilized a matrix pricing approach to estimate fair value.  The Company believes that a fair value derived from best estimate cash flows represents a better estimate of the fair values of the securities.

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2010 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through five years	3,252	—
Due after five years through ten years	—	3,281
Due after ten years	7,569	5,778
Residential mortgage-backed securities and collateralized mortgage obligations	18,105	18,838
Total available-for-sale	$28,926	$27,897

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,991	2,141
Total held-to-maturity	$1,991	$2,141

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

As of September 30, 2010	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$—	$—
Corporate debt obligations	—	—	—	—	—	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,097	4	—	—	1,097	4
Collateralized debt obligations	—	—	3,375	1,375	3,375	1,375
Total available-for-sale	$1,097	$4	$3,375	$1,375	$4,472	$1,379

Held-to-maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$3,225	$41	$—	$—	$3,225	$41
Corporate debt obligations	—	—	653	47	653	47
Residential mortgage-backed securities and collateralized mortgage obligations	6,289	129	—	—	6,289	129
Collateralized debt obligations	—	—	585	4,166	585	4,166
Total available-for-sale	$9,514	$170	$1,238	$4,213	$10,752	$4,383

Held-to-maturity:
States and political subdivisions	$—	$—	$610	$115	$610	$115

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

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by movement in interest rates. The loss is attributable to two securities; one was issued by GNMA, a government agency and the other was issued by FHLMC, a government sponsored agency. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider the investments in these securities to be other-than-temporarily impaired at September 30, 2010 or December 31, 2009.

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

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default. Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates (“CDR”) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The estimated cash flows were than discounted. The fair value of each bond was assessed by discounting their projected cash flows by a discount rate ranging from 10% to 20%.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks.  The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2010 or December 31, 2009.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings subsequent to adoption in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the nine month and three month periods ended September 30, 2010 and 2009.

	For the Nine Months Ended September 30,
	2010	2009

	(amounts in thousands)
Beginning balance	$4,008	$2,279
Initial credit impairment	—	884
Subsequent credit impairments	66	654
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities deemed worthless	1,384	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,690	$3,817

	For the Three Months Ended September 30,
	2010	2009

	(amounts in thousands)
Beginning balance	$2,808	$3,467
Initial credit impairment	—	319
Subsequent credit impairments	48	31
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities deemed worthless	166	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,690	$3,817

A summary of investment gains and losses recognized in income during the nine month and three month periods ended September 30, 2010 and 2009 are as follows:

	For the Nine Months Ended September 30,
	2010	2009

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(66)	(1,538)
Total available-for-sale securities	$(66)	$(1,538)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$0	$0

	For the Three Months Ended September 30,
	2010	2009

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(48)	(350)
Total available-for-sale securities	$(48)	$(350)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$0	$0

During the first nine months of 2010, the Company recognized $66,000 of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on privately issued CMOs.

The impairment charges for the CMOs were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities.

With the assistance of a competent third-party valuation specialist, the Company utilized the following methodologies to quantify the other-than-temporary-impairment. The underlying mortgage collateral was analyzed in order to project future cash flows and to calculate the credit component of the OTTI. Four major assumptions were utilized; prepayment (CPR), constant default rate (CDR), loss severity and risk adjusted discount rate. The methodologies for the four assumptions are:

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

NOTE 4.  LOANS

The portfolio of the loans outstanding consists of:

	September 30, 2010		December 31, 2009
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(amounts in thousands)
Commercial	$25,115	4.0%	$20,174	3.3%
Real estate construction:
Residential	45,727	7.2	61,865	10.3
Commercial	57,436	9.1	44,726	7.4
Real estate mortgage:
Residential	166,987	26.3	154,385	25.6
Commercial	322,661	50.9	309,226	51.2
Consumer	15,817	2.5	13,025	2.2
Total Loans	$633,743	100.0%	$603,401	100.0%

Loans on non-accrual were $23.3 million at September 30, 2010 and $25.5 million at December 31, 2009. Loans deemed impaired (including troubled debt restructuring – TDRs – and loans on nonaccrual) totaled $54.6 million at September 30, 2010 and $50.9 at December 31, 2009 for which the allowance for loan losses included specific reserves of $1.3 million and $3.6 million respectively as of these dates. No loans with interest past due 90 days or more were still accruing at September 30, 2010 or at December 31, 2009. The Company has created interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $68.3 million at September 30, 2010 and $74.8 million at December 31, 2010. On a monthly basis management reviews loans with interest reserves to assess current and projected performance and determines whether such reserves will continue to be funded.

Activity in the allowance for loan losses was as follows:

	For the nine months ended September 30,
	2010	2009
	(amounts in thousands)
Balance at beginning of period	$12,404	$7,777
Provisions charged to operations	6,401	3,200
Charge-offs	(5,377)	(62)
Recoveries	—	—
Balance at end of period	$13,428	$10,915

	For the three months ended September 30,
	2010	2009
	(amounts in thousands)
Balance at beginning of period	$14,893	$9,514
Provisions charged to operations	2,100	1,450
Charge-offs	(3,565)	(49)
Recoveries	—	—
Balance at end of period	$13,428	$10,915

During the quarter the Company charged-off $3.6 million, primarily residential construction loans, due to estimated collateral deficiencies on impaired loans. The Company had previously established $2.8 million in specific reserves on these loans.

Individually impaired loans were as follows:

	September 30, 2010	December 31, 2009
	(amounts in thousands)
Impaired loans with no allocated allowance for loan losses	$40,917	$28,681
Impaired loans with allocated allowance for loan losses	13,705	22,681
Total	$54,622	$50,889

Amount of the allowance for loan losses allocated	$1,296	$3,555

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$90,802	14.0%	$50,045	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$82,871	12.7%	$26,023	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$82,871	12.1%	$27,413	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$85,394	14.3%	$47,892	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$77,840	13.7%	$22,674	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$77,840	11.9%	$26,108	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$90,797	14.0%	$50,928	8%	$63,660	10%
(to Risk Weighted Assets)

Tier 1 Capital	$82,866	12.8%	$25,464	4%	$38,196	6%
(to Risk Weighted Assets)

Tier 1 Capital	$82,866	11.7%	$27,282	4%	$34,103	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
(amounts in thousands except ratios)

Total Risk Based Capital	$85,448	14.3%	$47,890	8%	$59,863	10%
(to Risk Weighted Assets)

Tier 1 Capital	$77,922	13.0%	$23,945	4%	$35,918	6%
(to Risk Weighted Assets)

Tier 1 Capital	$77,922	11.9%	$26,124	4%	$32,655	5%
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

NOTE 7.  COMPREHENSIVE INCOME

The Company’s comprehensive income is presented in the following tables:

	For the nine months ended September 30, (amounts in thousands)
	2010	2009
Net income	$5,793	$4,403
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	142	(863)
Unrealized gains (losses) on available for sale securities without OTTI	3,201	4,399
Minimum pension liability	54	(15)
Tax impact	(1,359)	(1,408)
Comprehensive income	7,831	6,516
Net income attributable to noncontrolling (minority) interest	(168)	—
Comprehensive income attributable to Company	$7,663	$6,516

	For the three months ended September30, (amounts in thousands)
	2010	2009
Net income	$1,941	$1,695
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	64	(770)
Unrealized gains (losses) on available for sale securities without OTTI	(112)	5,392
Minimum pension liability	19	15
Tax impact	11	(1,855)
Comprehensive income	1,923	4,477
Net income attributable to noncontrolling (minority) interest	(113)	—
Comprehensive income attributable to Company	$1,810	$4,477

Accumulated other comprehensive loss consisted of the following at September 30, 2010 and December 31, 2009:
	September 30, 2010	December 31, 2009
	(amounts in thousands)
Securities
Non-credit unrealized losses on debt securities with OTTI:
Available for sale	$(611)	$(753)
Unrealized gains (losses) on available for sale securities without OTTI	(418)	(3,619)
Minimum pension liability	(353)	(407)
Tax impact	553	1,912
	$(829)	$(2,867)

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

Investment Securities Available for Sale:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of September 30, 2010
U.S. Government sponsored entities	$—	$3,287	$—	$3,287
Corporate debt obligations	—	2,125	—	2,125
Residential mortgage-backed securities	—	15,837	—	15,837
Collateralized mortgage-backed securities		2,395	606	3,001
Collateralized debt obligations	—	—	3,647	3,647
Total	$—	$23,644	$4,253	$27,897

As of December 31, 2009
U.S. Government sponsored entities	$—	$3,232	$—	$3,232
Corporate debt obligations	—	1,970	—	1,970
Residential mortgage-backed securities	—	19,698	—	19,698
Collateralized mortgage-backed securities		2,669	1,140	3,809
Collateralized debt obligations	—	—	711	711
Total	$—	$27,569	$1,851	$29,420

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	2010	2009
	(amounts in thousands)
Beginning balance at January 1,	$1,851	$1,705
Total net gains (losses) included in:
Net income (loss)	(66)	(1,538)
Other comprehensive income (loss)	2,638	2,925
Purchases, sales, issuances and settlements, net	(170)	—
Net transfers into Level 3	—	2,280
Ending balance September 30,	$4,253	$5,372

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2010
Impaired Loans	$—	$—	$53,326	$53,326
Other Real Estate Owned	—	—	7,778	7,778

As of December 31, 2009
Impaired Loans	$—	$—	$47,334	$47,334

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $54.6 million and $50.9 million at September 30, 2010 and December 31, 2009 respectively, with a valuation allowance of $1.3 million and $3.6 million at September 30, 2010 and December 31, 2009 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

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

The following table summarizes carrying amounts and fair values for financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$51,170	$51,170	$4,154	$4,154
Investment securities (available-for-sale and held-to-maturity)	29,888	30,038	31,929	31,824
Restricted stock	3,087	3,087	3,094	3,094
Loans, net	620,315	623,244	590,997	585,346
Accrued interest receivable	3,303	3,303	2,808	2,808

Financial Liabilities:
Demand and savings deposits	$285,832	$285,832	$257,566	$257,566
Time deposits	313,148	315,351	261,882	264,901
Borrowings	69,543	74,056	67,831	68,859
Accrued interest payable	865	865	821	821

NOTE 9.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2010 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

The Company’s is intently focused on managing our non-performing assets.  The deterioration of the local real estate market and the continued high levels of unemployment have had a significant negative impact on the credit quality of our loan portfolio.  The percentage of non-performing assets to total assets has increased to 4.19% at September 30, 2010 from 3.89% at December 31, 2009. Management has allocated significant resources to resolve these issues, either through foreclosure or working with borrowers to bring the loans current.  New processes have been implemented to identify and monitor impaired loans.  New appraisals of the collateral securing impaired loans have been obtained to identify any potential exposure.  The lengthy process of foreclosure has had a negative impact on earnings due to higher levels of legal fees. The Company has had success in liquidating $5.5 million of foreclosed real estate during the quarter.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

At September 30, 2010, the Company’s total assets increased to $742.9 million from $654.2 million at December 31, 2009, an increase of $88.7 million or 13.6%, attributable primarily to loan growth and an increase in cash and cash equivalents.

Cash and cash equivalents increased $47.0 million to $51.2 million at September 30, 2010 from $4.2 million at December 31, 2009 due to an effective deposit promotion and the opening of a full-service branch in Galloway Township, NJ in the second quarter of 2010. The cash will be utilized to fund future loan growth and pay off brokered CDs maturing in the fourth quarter.

Total investment securities decreased to $29.9 million at September 30, 2010 ($27.9 million classified as available-for-sale or 93.3%) from $31.9 million at December 31, 2009, an decrease of $2.0 million or 6.4%. The Company received $7.1 million in cash flow from maturities and principal payments, offset by purchases of $1.8 million. In addition, the fair value of the available-for sale portfolio increased by $3.3 million, primarily related to the CDO portfolio, which reflected lower levels of unrealized losses.

Management evaluates the portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine months ended September 30, 2010, the Company recognized credit related OTTI charges (pre-tax) of $66,000 on two private-label CMOs.

Total loans increased to $633.7 million at September 30, 2010 from $603.4 million at December 31, 2009, an increase of $30.3 million or 5.0%, consistent with management’s cautious plan for loan growth.

Delinquent loans decreased $509,000 to $32.3 million or 5.1% of total loans at September 30, 2010 from $32.8 million or 5.4% of total loans at December 31, 2009. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $6.1 million; 60 to 89 days --- $2.9 million; and 90 days and greater --- $23.3 million. Loans 90 days and more past due are no longer accruing interest.

At September 30, 2010, the Company had $23.3 million in non-performing loans or 3.7% of total loans, a decrease from $25.5 million or 4.2% of total loans at December 31, 2009. The decrease is attributable to the Company receiving deeds to collateral properties in settlement of twelve loan balances.  The three largest relationships in non-performing loans are a $6.1 million residential loan, a $3.2 million residential construction loan, and a $2.3 million residential construction loan.

At September 30, 2010, Parke Bancorp's allowance for loan losses increased to $13.4 million from $12.4 million at December 31, 2009, an increase of $1.0 million or 8.3%. The ratio of allowance for loan losses to total loans increased to 2.12% at September 30, 2010 from 2.06% at December 31, 2009. During the nine month period ended September 30, 2010, the Company charged-off $5.4 million in loans, due to estimated collateral deficiencies on impaired loans and loans that were transferred to Other Real Estate Owned in settlement of the loan balances. Specific allowances for loan losses have been established in the amount of $1.3 million on impaired loans totaling $54.6 million at September 30, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonably estimable at September 30, 2010 and December 31, 2009.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 3.89% of total assets at December 31, 2009 to 4.19% at September 30, 2010. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, establishing specific reserves for any potential shortfall.  Cash flow dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

Other Real Estate Owned (“OREO”) at September 30, 2010 was $7.8 million, compared to none at December 31, 2009. The real estate includes 9 properties, the largest being a country club totaling $2.5 million. The Company disposed of $5.5 million in properties during the quarter.

At September 30, 2010, the Bank’s total deposits increased to $599.0 million from $520.3 million at December 31, 2009, an increase of $78.7 million or 15.1%, largely due to an increase in the levels of retail certificates of deposit.  Retail certificate of deposits increased $69.9 million, or 42.2%, to $235.7 million at September 30, 2010 from $165.8 million at December 31, 2009.  This growth was generated through a successful marketing campaign and the opening of a new full-service retail branch. Brokered deposits decreased $18.6 million, or 19.4%, to $77.5 million at September 30, 2010 from $96.1 million at December 31, 2009.

Management used the increased liquidity to reduce Federal Home Loan Bank borrowings by $2.6 million, or 5.9%, to $41.8 million at September 30, 2010 from $44.4 million at December 31, 2009.

At September 30, 2010, total equity increased to $69.2 million from $62.0 million at December 31, 2009, an increase of $7.2 million or 11.7%. A $2.0 million favorable change in comprehensive income related to the investment portfolio, and net income represented the majority of the increase.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General: Net income available to common shareholders for the nine months ended September 30, 2010 was $4.9 million, compared to $3.7 million for the same period in 2009. The increase was impacted by the following:

Interest Income:  Interest income increased $802,000, or 2.7%, to $30.9 million for the nine months ended September 30, 2010, from $30.1 million for the nine months ended September 30, 2009. The increase is attributable to higher average loan balances, offset somewhat by a lower yield on loans.  Average loans for the nine month period ended September 30, 2010 were $618.8 million compared to $582.2 million for the same period last year. The average yield on loans declined to 6.40% for the nine months ended September 30, 2010 compared to 6.58% for the same period in 2009, due to increased levels of non-accrual loans and the historically low rate environment.

Interest Expense: Interest expense decreased $3.8 million or 31.1%, to $8.6 million for the nine months ended September 30, 2010, from $12.4 million for the nine months ended September 30, 2009. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the nine month period ended September 30, 2010 was 1.83% compared to 2.88% for the same period last year.

Net Interest Income:  Net interest income increased $4.6 million, or 26.4%, to $22.3 million for the nine months ended September 30, 2010, from $17.7 million for the nine months ended September 30, 2009. We experienced an increase in our net interest rate spread of 80 basis points, to 4.38% for the nine months ended September 30, 2010, from 3.58% for the same period last year. Our net interest margin increased 72 basis points, to 4.56% for the nine months ended September 30, 2010, from 3.84% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting interest rate floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $6.4 million for the nine months ended September 30, 2010, compared to $3.2 million for the nine months ended September 30, 2009. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $1.9 million for the nine months ended September 30, 2010, compared to a loss of $990,000 for the same period last year. The Company recognized $1.3 million in gains from the sale of the guaranteed portion of SBA loans in 2010 as a result of a joint venture entered into during the third quarter of 2009. For the same period in 2009, non-interest income was impacted by a $1.5 million impairment loss related to the investment portfolio.

Non-interest Expense:  Non-interest expense increased $2.0 million to $8.3 million for the nine months ended September 30, 2010, from $6.3 million for the nine months ended September 30, 2009. Compensation and benefits expenses increased $675,000 due to increased staffing related to the SBA subsidiary, the new branch, annual merit raises and higher fringe benefit costs. Professional fees increased $242,000 primarily related to legal fees associated with loan workouts. In addition, the Company recorded a $618,000 charge related to the funding of a letter of credit due to a borrower’s nonperformance, which is included in Other Operating Expenses.

Income Taxes:  The Company recorded income tax expense of $3.8 million, on income before taxes of $9.6 million for the nine months ended September 30, 2010, resulting in an effective tax rate of 39.6%, compared to income tax expense of $2.8 million on income before taxes of $7.2 million for the same period of 2009, resulting in an effective tax rate of 38.8%. The increase is due to the Company now being in a higher tax bracket.

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

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$618,846	$29,621	6.40%	$582,192	$28,646	6.58%
Investment securities	35,936	1,290	4.80%	33,564	1,462	5.82%
Federal funds sold and cash equivalents	115	—	0.00%	238	1	0.56%
Total interest-earning assets	654,897	30,911	6.31%	615,994	$30,109	6.54%
Non-interest earning assets	44,511			36,229
Allowance for loan losses	(14,075)			(8,936)
Total assets	$685,333			$643,287

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$12,070	106	1.17%	$10,807	119	1.47%
Money markets	89,292	790	1.18%	65,885	766	1.55%
Savings	145,992	1,672	1.53%	95,526	1,632	2.28%
Time deposits	190,631	2,917	2.05%	183,553	4,534	3.30%
Brokered certificates of deposit	90,221	1,756	2.60%	148,344	3,807	3.43%
Total interest-bearing deposits	528,206	7,241	1.83%	504,115	10,858	2.88%
Borrowings	66,405	1,330	2.68%	57,774	1,578	3.65%
Total interest-bearing liabilities	594,611	8,571	1.93%	561,889	$12,436	2.96%
Non-interest bearing deposits	19,533			19,944
Other liabilities	4,560			4,244
Total liabilities	618,704			586,077
Shareholders’ equity	66,629			57,210
Total liabilities and shareholders’ equity	$685,333			$643,287
Net interest income		$22,340			$17,673
Interest rate spread			4.38%			3.58%
Net interest margin			4.56%			3.84%

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General: Net income available to common shareholders for the three months ended September 30, 2010 was $1.6 million, compared to $1.5 million for the same period in 2009. The increase was impacted by the following:

Interest Income:  Interest income increased $344,000, or 3.4%, to $10.4 million for the three months ended September 30, 2010, from $10.1 million for the three months ended September 30, 2009. The increase is attributable to higher average loan balances, somewhat offset by a lower yield on loans.  Average loans for the three month period ended September 30, 2010 were $628.0 million compared to $598.3 million for the same period last year. The average yield on loans was 6.35% for the three months ended September 30, 2010 compared to 6.42% for the same period in 2009.

Interest Expense: Interest expense decreased $945,000 or 25.1%, to $2.8 million for the three months ended September 30, 2010, from $3.8 million for the three months September 30, 2009. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the three month period ended September 30, 2010 was 1.71% compared to 2.55% for the same period last year. This strong growth has also allowed us to reduce our reliance on more expensive brokered deposits.

Net Interest Income:  Net interest income increased $1.3 million, or 20.3%, to $7.7 million for the three months ended September 30, 2010, from $6.4 million for the three months ended September 30, 2009. We experienced an increase in our net interest rate spread of 68 basis points, to 4.44% for the three months ended September 30, 2010, from 3.76% for the same period last year. Our net interest margin increased 55 basis points, to 4.57% for the three months ended September 30, 2010, from 4.02% for the same period last year. Our ability to lower our cost of deposits, a change in deposit mix to lower cost core deposits and our practice of setting interest rate floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.1 million for the three months ended September 30, 2010 compared to $1.5 million for the three months ended September 30, 2009. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $845,000 for the three months ended September 30, 2010, compared to a loss of $159,000 for the same period last year. The Company recognized $635,000 in gains from the sale of the guaranteed portion of SBA loans in 2010. For the same period in 2009, a $1.1 million impairment loss related to the investment portfolio was recorded.

Non-interest Expense:  Non-interest expense increased $1.3 to $3.3 million for the three months ended September 30, 2010, from $2.0 million for the three months ended September 30, 2009. Compensation and benefits expenses increased $210,000 due to increased staffing related to the SBA subsidiary, annual merit raises and higher fringe benefit costs. Professional fees increased $111,000 primarily related to legal fees associated with loan workouts. In addition, the Company recorded a $618,000 charge related to funding a letter of credit due to a borrower’s nonperformance, which is included in Other Operating Expenses.

Income Taxes:  The Company recorded income tax expense of $1.2 million, on income before taxes of $3.1 million for the three months ended September 30, 2010, resulting in an effective tax rate of 37.8%, compared to income tax expense of $1.1 million on income before taxes of $2.8 million for the same period of 2009, resulting in an effective tax rate of 38.6%. The decrease is due to an over accrual in a prior period.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$627,995	$10,044	6.35%	$598,251	$9,680	6.42%
Investment securities	35,603	428	4.77%	30,100	448	5.90%
Federal funds sold and cash equivalents	80	—	0.00%	119	—	0.00%
Total interest-earning assets	663,678	10,472	6.26%	628,470	$10,128	6.39%
Non-interest earning assets	61,432			33,597
Allowance for loan losses	(15,535)			(9,918)
Total assets	$709,575			$652,149

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$14,796	47	1.26%	$10,997	35	1.26%
Money markets	87,598	257	1.16%	73,798	245	1.32%
Savings	148,944	543	1.45%	117,588	564	1.90%
Time deposits	218,183	1,060	1.93%	184,027	1,425	3.07%
Brokered certificates of deposit	80,635	469	2.31%	125,579	1,022	3.23%
Total interest-bearing deposits	550,156	2,376	1.71%	511,989	3,291	2.55%
Borrowings	65,211	444	2.70%	54,889	474	3.43%
Total interest-bearing liabilities	615,367	2,820	1.82%	566,878	$3,765	2.63%
Non-interest bearing deposits	20,356			20,789
Other liabilities	4,892			4,515
Total liabilities	640,615			592,182
Shareholders’ equity	68,960			59,967
Total liabilities and shareholders’ equity	$709,575			$652,149
Net interest income		$7,652			$6,363
Interest rate spread			4.44%			3.76%
Net interest margin			4.57%			4.02%

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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under FASB ASC Topic 450, “Accounting for Contingencies”, using historical loss factors adjusted for economic conditions and other qualitative factors which include trends in delinquencies, classified and non-performing loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, loan charge offs, local and national economic conditions and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with FASB ASC Topic 310 “Receivables”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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

Other Than Temporary Impairment on Investment Securities:  Management periodically performs analyses to determine whether there has been an other-than-temporary decline in the value of one or more securities. The available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. The held-to-maturity securities portfolio, consisting of debt securities for which there is a positive intent and ability to hold to maturity, is carried at amortized cost. Management conducts a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the cost basis of the security is adjusted by writing down the security to estimated fair market value through a charge to current period earnings to the extent that such decline is credit related. All other changes in unrealized gains or losses for investment securities available for sale are recorded, net of tax effect, through other comprehensive income.

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 105.8% and 116.0% at September 30, 2010 and December 31, 2009, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2010. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of September 30, 2010, the Company had short term lines of credit with PNC Bank for $8.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at September 30, 2010. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2010, the Company maintained lines of credit with the FHLB of $129.6 million, of which $41.8 million was outstanding at September 30, 2010.

As of September 30, 2010, the Company's investment securities portfolio included $15.2 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2010 management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date:	November 15 2010	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2010	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)