Form 10-Q/A
period 2010-09-30
PARKE BANCORP, INC.
filed 2010-11-18
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

PARKE BANCORP, INC.

Explanatory Note

Parke Bancorp, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on November 15, 2010 in order to correct a typographical error in the Consolidated Statements of Cash Flows.  Specifically, for the nine months ended September 30, 2010, proceeds from the sale of SBA loans originated for sale should have been $9.560 million rather than $13.904 million as included in the original filing.  With the exception of this correction and the filing of new certifications, no other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update the Company's financial condition or results of operations disclosed in the Form 10-Q.

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

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ended September 30,
2010		2009
(in thousands)
Cash Flows from Operating Activities
Net income	$5,793	$4,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	236
Provision for loan losses	6,401	3,200
Stock compensation	—	14
Bank owned life insurance	(132)	(135)
Supplemental executive retirement plan	333	174
Gain on sale of SBA loans	(1,311)	—
SBA loans originated for sale	(12,593)	—
Proceeds from sale of SBA loans originated for sale	9,560	—
(Gain) loss on sale of other real estate owned	(39)	149
Loss on write down of foreclosed assets	—	68
Other than temporary decline in value of investments	66	1,538
Net accretion of purchase premiums and discounts on securities	(59)	(91)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(848)	(2,991)
Increase in accrued interest payable and other accrued liabilities	1,107	1,377
Net cash provided by operating activities	8,525	7,942
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(1,794)	(3,307)
Redemptions of restricted stock	7	29
Proceeds from maturities and principal payments on mortgage-backed securities	7,171	8,228
Proceeds from sale of other real estate owned	453	1,008
Net increase in loans	(45,407)	(47,493)
Purchases of bank premises and equipment	(1,724)	(161)
Net cash used in investing activities	(41,294)	(41,696)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	16,288
Payment of dividend on preferred stock	(610)	(441)
Proceeds from exercise of stock options and warrants	22	422
Fractional share cash payment on 10% stock dividend	(6)	—
Purchase of treasury stock	—	(332)
Net increase in secured borrowings	4,344	—
Net decrease in Federal Home Loan Bank short term borrowings	(2,025)	(5,500)
Repayments of Federal Home Loan Bank advances	(500)	—
Payments of Federal Home Loan Bank advances	(107)	(602)
Net increase (decrease) in noninterest-bearing deposits	1,194	(1,147)
Net increase in interest-bearing deposits	77,473	37,002
Net cash provided by financing activities	79,785	45,690
Increase in cash and cash equivalents	47,016	11,936
Cash and Cash Equivalents, January 1,	4,154	7,270
Cash and Cash Equivalents, September 30,	$51,170	$19,206
Supplemental Disclosure of Cash Flow Information:
Cash paid during the six months for:
Interest on deposits and borrowed funds	$8,527	$12,657
Income taxes	$6,200	$5,001
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$13,273	$442
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

	For the Nine Months Ended September 30,
	2010	2009

	(amounts in thousands)
Beginning balance	$4,008	2,279
Initial credit impairment	—	$884
Subsequent credit impairments	66	654
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities deemed worthless	1,384	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,690	$3,817

	For the Three Months Ended September 30,
	2010	2009

	(amounts in thousands)
Beginning balance	$2,808	3,467
Initial credit impairment	—	$319
Subsequent credit impairments	48	31
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities deemed worthless	166	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,690	$3,817

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

PARKE BANCORP, INC.

Date:	November 18, 2010	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 18, 2010	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)