Form 10-K
period 2010-12-31
PARKE BANCORP, INC.
filed 2011-03-25
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2010, was approximately $41.1 million.

As of March 25, 2011 there were issued and outstanding 4,442,233 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey.  The Bank also conducts business through offices in Northfield, Galloway Township and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania.  At December 31, 2010, the Company had assets of $757 million, net loans of $612 million, deposits of $605 million and shareholders’ equity of $71 million.

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$25,108	4.0%	$20,174	3.3%	$19,935	3.6%	$14,899	3.7%	$13,436	4.3%
Real estate construction
Residential	38,810	6.2	61,865	10.3	87,327	15.9	2,091	0.5	2,465	0.8
Commercial	57,651	9.2	44,726	7.4	31,582	5.8	106,320	26.0	69,254	22.3
Real estate mortgage
Residential	169,536	27.1	154,385	25.6	90,226	16.5	24,488	6.0	19,727	6.4
Commercial	318,519	50.8	309,226	51.2	308,457	56.3	242,668	59.4	198,668	64.0
Consumer	17,115	2.7	13,025	2.2	10,133	1.9	17,923	4.4	7,005	2.2
Total Loans	$626,739	100.00%	$603,401	100.00%	$547,660	100.00%	$408,389	100.0%	$310,555	100.0%
_______________
(1)     Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2010.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial	$9,217	$5,412	$10,479	$25,108
Real estate construction
Residential	32,048	5,269	1,493	38,810
Commercial	22,699	25,342	9,610	57,651
Real estate mortgage
Residential	30,601	13,541	125,394	169,536
Commercial	80,594	42,557	195,368	318,519
Consumer	47	1,670	15,398	17,115
Total Loans	$175,206	$93,791	$357,742	$626,739

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2010, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial	$5,487	$10,404	$15,891
Real estate construction
Residential	1,060	5,702	6,762
Commercial	5,494	29,458	34,952
Real estate mortgage
Residential	58,822	80,113	138,935
Commercial	17,602	220,323	237,925
Consumer	15,322	1,746	17,068
Total Loans	$103,787	$347,746	$451,533

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

Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effects of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

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

The Bank also originates loans to individuals for construction of single family dwellings. These loans are for the construction of the individual’s primary residence. They are typically secured by the property under construction, occasionally include additional collateral (such as a second mortgage on the borrower’s present home), and commonly have maturities of six to twelve months.

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

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2010, the Bank’s loan to one borrower limit was approximately $13.9 million and the Bank had no borrowers with loan balances in excess of $13.9 million. At December 31, 2010, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $10.9 million and was secured by the real estate. At December 31, 2010, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which includes non-accrual loans, were $112.0 million, $50.9 million, $10.2 million, $2.0 million and $2.4 million at December 31 2010, 2009, 2008, 2007, and 2006, respectively. Included in impaired loans at December 31, 2010 were $42.7 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature. The Company did not have any loans classified as troubled debt restructurings for the years ended December 31, 2009, 2008, 2007 and 2006.

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $65.6 million and $74.8 million at December 31, 2010 and December 31, 2009, respectively. Management on a monthly basis reviews loans with interest reserves to assess current and projected performance.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial	$—	$350	$41	$52	$91
Real Estate Construction
Residential	8,546	18,895	5,905	—	—
Commercial	6,701	198	—	325	—
Real Estate Mortgage
Residential	9,415	2,511	897	7	—
Commercial	2,722	3,381	1,380	367	687
Consumer	61	117	—	54	—
Total non-accrual loans	27,445	25,452	8,223	805	778

Accruing loans delinquent 90 days or more:
Commercial	—	—	—	—	—
Real Estate Construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage
Residential	—	—	—	—	—
Commercial	—	—	—	—	267
Consumer	—	—	—	—	—
Total		—	—	—	267
Total non-performing loans	$27,445	$25,452	$8,223	$805	$1,045

Total non-performing loans as a percentage of loans	4.4%	4.2%	1.50%	0.20%	0.34%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2010, the Bank had $27.4 million of loans that were on a non-accrual basis. Gross interest income of $670,000 would have been recorded during the year ended December 31, 2010 if these loans had been performing in accordance with their terms. Interest income of $45,000 was recognized on these loans during the year ended December 31, 2010.

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

Assets classified as “doubtful” exhibit all of the weaknesses defined under the Substandard Category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount. Assets classified as “loss” are those considered un-collectable or of little value, even though a collection effort may continue after the classification and potential charge-off.

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

At December 31, 2010, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$58,557
Substandard	69,379
Doubtful	—
Loss	—
$127,936

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2010 was $16.7 million. The real estate owned consisted of 12 properties, the largest being a condominium development at $7.9 million. This property was sold in 2010 but does not qualify for sales treatment under Generally Accepted Accounting Principles (“GAAP”).

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of the period	$12,404	$7,777	$5,706	$4,511	$3,574
Charge-offs:
Commercial	(615)	(73)	—	—	—
Real estate construction
Residential	(3,893)	(600)	—	—	—
Commercial	(588)	—	—	—	—
Real estate mortgage
Residential	(1,315)	—	—	—	—
Commercial	(189)	—	—	(200)	—
Consumer	(16)	—	(5)	—	(3)
Total charge-offs:	(6,616)	(673)	(5)	(200)	(3)

Recoveries:
Commercial	—	—	—	—	—
Real estate construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real estate mortgage
Residential	—	—	—	—	—
Commercial	—	—	—	234	—
Consumer	—	—	13	—	—
Total recoveries:	—	—	13	234	—

Net recoveries (charge-offs)	(6,616)	(673)	8	34	(3)
Provision for loan losses	9,001	5,300	2,063	1,161	940
Balance at end of period	$14,789	$12,404	$7,777	$5,706	$4,511
Period-end loans outstanding (net of deferred costs/fees)	$626,739	$603,401	$547,660	$408,389	$310,555
Average loans outstanding	$622,716	$621,619	$476,994	$365,884	$286,691
Allowance as a percentage of period end loans	2.36%	2.06%	1.42%	1.40%	1.45%
Net loans charged off as a percentage of average loans outstanding	1.06%	0.11%	0.00%	(0.01)%	0.00%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated and the related percentage of the loans in the portfolio. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category as the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$448	4.0%	$415	3.3%	$283	3.6%	$209	3.7%	$188	4.3%
Real estate construction:
Residential	2,980	6.2	1,272	10.3	1,240	15.9	22	0.4	25	0.8
Commercial	1,576	9.2	919	7.4	448	5.8	1,489	26.1	847	22.3
Real estate mortgage:
Residential	3,220	27.1	3,174	25.6	1,281	16.5	257	4.5	218	6.4
Commercial	6,300	50.8	6,356	51.2	4,381	56.3	3,568	62.5	3,185	64.0
Consumer	130	2.7	268	2.2	144	1.9	161	2.8	48	2.2
Unallocated	135	—	—	—	—	—	—	—	—	—
Total Allowance	$14,789	100.0%	$12,404	100.0%	$7,777	100.0%	$5,706	100.0%	$4,511	100.0%

Investment Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2010, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2010, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2010	2009	2008
	(Amounts in thousands)
Securities Held to Maturity:
Municipals	$1,999	$2,509	$2,482

Securities Available for Sale:
U.S. government-sponsored entity securities	2,925	3,232	2,011
Mortgage-backed securities	18,711	23,507	25,150
Corporate and trust preferred securities	6,094	2,681	4,769
Total securities available for sale	27,730	29,420	31,930

Total	$29,729	$31,929	$34,412

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2010 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
Municipals	$—	—%	$—	—%	$—	—%	$1,999	1.92%	$1,999	1.92%	$2,048

Securities Available for Sale:
U.S. government sponsored entity	—	—%	1,000	1.75%	2,000	3.48%	6	0.00%	3,006	2.90%	2,925
Corporate debt obligations	—	—	—	—	—	—	2,000	7.87	2,000	7.87	2,094
Mortgage-backed securities	—	—	—	—	2,107	4.15	15,876	4.81	17,983	4.74	18,711
Collateralized debt obligations	—	—	—	—	—	—	5,562	2.04	5,562	2.04	4,000
Total securities available for sale	—	—	1,000	—	4,107	—	23,444	—	28,551	—	27,730
Total	$—	—%	$1,000	1.75%	$4,107	3.82%	$25,443	4.22%	$30,550	4.09%	$29,778

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $70.1 million and $96.1 million at December 31, 2010 and 2009, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARSTM settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARSTM deposits included within the brokered deposit total amounted to $18.8 million and $5.9 million at December 31, 2010 and December 31, 2009, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2010
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$12,936	1.19%	2.30%
Money markets	89,866	1.16%	15.98
Savings	150,008	1.46%	26.68
Time deposits	203,238	1.98%	36.14
Brokered CDs	86,235	2.53%	15.34
Total interest-bearing deposits	542,283	1.77%	96.44

Non-interest bearing demand deposits	20,040		3.56

Total deposits	$562,323		100.0%

	2009
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$10,945	1.41%	2.1%
Money markets	70,533	1.46%	13.5
Savings	104,586	2.11%	20.0
Time deposits	181,866	3.14%	34.6
Brokered CDs	136,168	3.36%	26.0
Total interest-bearing deposits	504,098	2.71%	96.2

Non-interest bearing demand deposits	21,488		3.8

Total deposits	$520,313		100.0%

	2008
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$11,730	2.35%	2.7%
Money markets	39,146	3.06%	8.9
Savings	42,683	3.33%	9.7
Time deposits	171,420	4.17%	39.0
Brokered CDs	153,297	4.51%	34.8
Total interest-bearing deposits	418,276	4.05%	95.1

Non-interest bearing demand deposits	21,658		4.9

Total deposits	$439,934		100.0%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$51,999
Three through twelve months	43,187
Over twelve months	14,028
Total	$109,214

Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from the FHLB outstanding during 2010, 2009, and 2008 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2010	2009	2008
	(Amounts in thousands, except rates)
Amount outstanding at year end	$75,616	$67,831	$61,943
Weighted average interest rates at year end	2.28%	2.74%	4.05%
Maximum outstanding at any month end	$81,634	$67,831	$78,244
Average outstanding	$66,044	$58,351	$54,843
Weighted average interest rate during the year	2.65%	3.51%	4.25%

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

Personnel

At December 31, 2010, the Bank had 53 full-time and 8 part-time employees.

Regulation

General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives.  Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event  relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

During 2010, the Company evaluated the effectiveness of the internal control over financial reporting based upon the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation performed by management in conjunction with an outside consultant, the Company concluded that the internal control over financial reporting (Sarbanes-Oxley Section 404 certification) was effective as of December 31, 2010. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  The Company and the Bank did not opt out of the Debt Guarantee Program. The Bank did not opt out of the original Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.   For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and

IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.  The FDIC has proposed new assessment regulations that would redefine the assessment base as average consolidated assets less average tangible equity.  The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments and the elimination of the secured liability adjustment.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .0104% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

Capital Adequacy Guidelines. Parke Bancorp (on a consolidated basis) and the Bank are subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-

balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

At December 31, 2010, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2010, net property and equipment totaled approximately $4.3 million.

On January 28, 2011 there was a fire at the Company’s Washington Township branch. The branch is approximately 3.8 miles from the main office located at 601 Delsea Drive, Sewell, NJ. Management does not expect that customers will be adversely impacted due to the proximity of the main office location. The property was insured and the Company should not experience any financial loss due to the fire.

Item 3.	Legal Proceedings

At December 31, 2010, the Company was not a party to any material legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2010 Annual Report is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no treasury stock repurchases during the fourth quarter of 2010.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2010 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2010 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )
	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	343,611	$11.02	148,181

Total	343,611	$11.02	148,181

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

•	Management’s Report on Internal Controls

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Income For the Years Ended December 31, 2010 and 2009.

•	Consolidated Statements of Equity for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc.*
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A**
3.3	Bylaws of Parke Bancorp, Inc.*
4.1	Specimen stock certificate of Parke Bancorp, Inc.*
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc.*
4.3	Warrant to Purchase shares of the Registrant’s common stock, dated January 30, 2009.**
4.4	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated January 30, 2009 between the Registrant and the United States Department of the Treasury.**
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione****
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook****
10.3	Supplemental Executive Retirement Plan*
10.4	1999 Stock Option Plan*
10.5	2002 Stock Option Plan*
10.6	2003 Stock Option Plan*
10.7	2005 Stock Option Plan***
13	Annual Report to Shareholders for the fiscal year ended December 31, 2010
21	Subsidiaries of the Registrant
23	Consent of McGladrey & Pullen, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Certification of CEO and CFO pursuant to Section 111(b)(4) of EESA

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
***	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
****	Incorporated by reference to the Company’s Current Report on Form 8- K filed with the SEC on November 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 25, 2011		/s/ Vito S. Pantilione
By:		Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2011.

/s/ Celestino R. Pennoni		/s/ Vito S. Pantilione
Celestino R. Pennoni		Vito S. Pantilione
Chairman of the Board and Director		President, Chief Executive Office and Director

/s/ Fred G. Choate
Fred G. Choate		Daniel J. Dalton
Director		Director

/s/ Arret F. Dobson		/s/ Thomas Hedenberg
Arret F. Dobson		Thomas Hedenberg
Director		Director

/s/ Edward Infantolino		/s/ Anthony J. Jannetti
Edward Infantolino		Anthony J. Jannetti
Director		Director

/s/ Richard Phalines
Jeffrey H. Krippitz		Richard Phalines
Director		Director

/s/ Jack C. Sheppard, Jr.		/s/ Ray H. Tresch
Jack C. Sheppard, Jr.		Ray H. Tresch
Director		Director

/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 25, 2011