Form 10-Q
period 2011-03-31
PARKE BANCORP, INC.
filed 2011-05-16
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March  31, 2011.
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
Yes [  ]                No [X]

As of May 16, 2011, there were issued and outstanding  4,422,333 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2011	2010
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$38,646	$57,628
Investment securities available for sale, at fair value	26,184	27,730
Investment securities held to maturity (fair value of $1,928 at March 31, 2011 and $2,048 at December 31, 2010)	2,007	1,999
Total investment securities	28,191	29,729
Loans held for sale	3,306	11,454
Loans, net of unearned income	622,724	626,739
Less: Allowance for loan losses	14,794	14,789
Net loans and leases	607,930	611,950
Accrued interest receivable	3,330	3,273
Premises and equipment, net	4,204	4,279
Other real estate owned (OREO)	15,982	16,701
Restricted stock, at cost	3,038	3,040
Bank owned life insurance (BOLI)	5,406	5,362
Other assets	15,401	13,437
Total Assets	$725,434	$756,853

LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$21,800	$23,168
Interest-bearing deposits	562,668	581,554
Total deposits	584,468	604,722
FHLB borrowings	40,722	40,759
Other borrowed funds	10,000	21,454
Subordinated debentures	13,403	13,403
Accrued interest payable	674	828
Other liabilities	3,463	4,955
Total liabilities	652,730	686,121
Equity
Preferred stock, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at March 31, 2011 and December 31, 2010	15,728	15,683
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,118,446 shares at March 31, 2011 and December 31, 2010	465	465
Additional paid-in capital	41,931	41,931
Retained earnings	17,537	15,494
Accumulated other comprehensive loss	(737)	(693)
Treasury stock, 210,900 shares at March 31, 2011 and December 31, 2010, at cost	(2,180)	(2,180)
Total shareholders’ equity	72,744	70,700
Noncontrolling (minority) interest in consolidated subsidiaries	(40)	32
Total equity	72,704	70,732
Total liabilities and equity	$725,434	$756,853

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the three months ended March 31,
	2011	2010
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,816	$9,650
Interest and dividends on investments	374	427
Total interest income	10,190	10,077
Interest expense:
Interest on deposits	2,056	2,504
Interest on borrowings	351	450
Total interest expense	2,407	2,954
Net interest income	7,783	7,123
Provision for loan losses	2,400	2,101
Net interest income after provision for loan losses	5,383	5,022
Noninterest income (loss)
Loan fees	64	49
Net income from BOLI	44	44
Service fees on deposit accounts	55	62
Gain on sale of SBA loans	2,244	—
Other than temporary impairment losses	(47)	(44)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	27	26
Net impairment losses recognized in earnings	(20)	(18)
Other	126	23
Total noninterest income	2,513	160
Noninterest expense
Compensation and benefits	1,414	1,193
Professional services	255	260
Occupancy and equipment	260	212
Data processing	110	72
FDIC Insurance	342	225
Other operating expense	816	340
Total noninterest expense	3,197	2,302
Income before income tax expense	4,699	2,880
Income tax expense	1,880	1,152
Net income attributable to Company and noncontrolling (minority) interests	2,819	1,728
Net (income) loss attributable to noncontrolling (minority) interests	(527)	64
Net income attributable to Company	2,292	1,792
Preferred stock dividend and discount accretion	249	246
Net income available to common shareholders	$2,043	$1,546

Earnings per common share
Basic	$0.42	$0.32
Diluted	$0.41	$0.32
Weighted average shares outstanding
Basic	4,886,456	4,841,207
Diluted	5,002,678	4,889,807
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Non- Controlling (Minority) Interest	Total Equity
	(in thousands)
Balance, December 31, 2009	$15,508	$421	$37,020	$14,071	$(2,867)	$(2,180)	$61,973	$—	$61,973
Stock options exercised			8				8		8
Capital contribution by noncontrolling (minority) interest								260	260
10% common stock dividend		44	4,884	(4,928)			—		—
Comprehensive income (loss):
Net income				1,728			1,728	(64)	1,792
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(16)		(16)		(16)
Net unrealized gains on available for sale securities without OTTI, net of taxes					1,800		1,800		1,800
Pension liability adjustments, net of tax					11		11		11
Total comprehensive income							3,523	(64)	3,587
Dividend on preferred stock (5% annually)				(204)			(204)		(204)
Accretion of discount on preferred stock	43			(43)			—		—
Balance, March 31, 2010	$15,551	$465	$41,912	$10,688	$(1,072)	$(2,180)	$65,364	$196	$65,560

Balance, December 31, 2010	$15,683	$465	$41,931	$15,494	$(693)	$(2,180)	$70,700	$32	$70,732
Capital withdrawals by noncontrolling (minority) interest								(599)	(599)
Comprehensive income (loss):
Net income				2,292			2,292	527	2,819
Non-credit unrealized gain on debt securities with OTTI, net of taxes					4		4		4
Net unrealized gains on available for sale securities without OTTI, net of taxes					(59)		(59)		(59)
Pension liability adjustments, net of taxes					11		11		11
Total comprehensive income							2,248	527	2,775
Dividend on preferred stock (5% annually)				(204)			(204)		(204)
Accretion of discount on preferred stock	45			(45)			—		—
Balance, March 31, 2011	$15,728	$465	$41,931	$17,537	$(737)	$(2,180)	$72,744	$(40)	$72,704

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,
	2011	2010
	(in thousands)
Cash Flows from Operating Activities
Net income	$2,819	$1,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	74
Provision for loan losses	2,400	2,101
Bank owned life insurance income	(44)	(44)
Supplemental executive retirement plan expense	112	111
Gain on sale of SBA loans	(2,244)	—
SBA loans originated for sale	(6,980)	—
Proceeds from sale of SBA loans originated for sale	7,767	—
Gain on sale of other real estate owned	(52)	—
Other than temporary decline in value of investments	(20)	18
Net accretion of purchase premiums and discounts on securities	(21)	(19)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(57)	(562)
(Decrease) increase in accrued interest payable and other accrued liabilities	(1,702)	772
Net cash provided by operating activities	2,069	4,179
Cash Flows from Investing Activities
Purchases of investment securities available for sale	—	(796)
Redemptions of restricted stock	2	93
Proceeds from maturities and principal payments on mortgage-backed securities	1,447	1,867
Proceeds from sale of other real estate owned	2,587	—
Net decrease (increase) in loans	6,877	(14,784)
Purchases of bank premises and equipment	(16)	(73)
Net cash provided by (used in) investing activities	10,897	(13,693)
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(204)	(204)
Proceeds from exercise of stock options and warrants	—	8
Net decrease in other borrowed funds	(11,454)	—
Net decrease in Federal Home Loan Bank short term borrowings	—	(2,025)
Payments of Federal Home Loan Bank advances	(37)	(35)
Net decrease in noninterest-bearing deposits	(1,367)	(2,214)
Net (decrease) increase in interest-bearing deposits	(18,886)	19,786
Net cash (used in) provided by financing activities	(31,948)	15,316
(Decrease) increase in cash and cash equivalents	(18,982)	5,802
Cash and Cash Equivalents, beginning of period	57,628	4,154
Cash and Cash Equivalents, end of period	$38,646	$9,956
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,561	$2,903
Income taxes	$1,880	$1,800
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$—	$3,572
See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION

Parke Bancorp, Inc. ("Parke Bancorp” or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank").

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through branches in Galloway Township, Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania.

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

The Bank is subject to the regulations of certain state and federal agencies, and accordingly, the Bank is periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry.

The accompanying consolidated financial statements include the accounts of Parke Bancorp, Inc. and its wholly-owned subsidiaries Parke Bank, Parke Capital Markets, Farm Folly, Inc. and Taylors Glen LLC. Also included are the accounts of 44 Business Capital Partners LLC, a joint venture formed in 2009 to originate and service SBA loans. Parke Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance.  All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2011 and 2010 are unaudited. The balance sheet as of December 31, 2010, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year.

Use of Estimates: In preparing the interim financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of expenses and revenues. Actual results could differ from such estimates. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments and OREO are significant estimates and particularly subject to change.

Recently Issued Accounting Pronouncements:

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 310, “Receivables.”

New authoritative accounting guidance (Accounting Standards Update No. 2011-01) under ASC Topic 310, "Receivables", temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20. The delay was intended to allow the Board time to complete its deliberations on what constituted a troubled debt restructuring. In April 2011, new authoritative guidance (Accounting Standards Update No. 2011-02) under ASC Topic 310 was released to assist creditors in determining whether a restructuring is a troubled debt restructuring. This update clarifies the guidance on a whether a creditor has made a concession and whether a debtor is experiencing financial difficulties. In addition, the disclosures that were deferred under ASU 2011-01 will now be required. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The Company will evaluate this new disclosure guidance, but does not expect it to have any effect on the Company's reported financial condition or results of operations.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available-for-sale and held-to-maturity securities as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,007	$12	$91	$—	$2,928
Corporate debt obligations	2,000	85	—	—	2,085
Residential mortgage-backed securities	14,664	590	55	—	15,199
Collateralized mortgage obligations	1,865	101	—	27	1,939
Collateralized debt obligations	5,562	—	1,014	515	4,033
Total available-for-sale	$27,098	$788	$1,160	$542	$26,184

Held to maturity:
States and political subdivisions	$2,007	$—	$79	$—	$1,928

As of December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,006	$14	$95	$—	$2,925
Corporate debt obligations	2,000	94	—	—	2,094
Residential mortgage-backed securities	15,938	645	24	—	16,559
Collateralized mortgage obligations	2,045	107	—	—	2,152
Collateralized debt obligations	5,562	—	1,014	548	4,000
Total available-for-sale	$28,551	$860	$1,133	$548	$27,730

Held to maturity:
States and political subdivisions	$1,999	$60	$11	$—	$2,048

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity as of March 31, 2011 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through five years	1,000	1,012
Due after five years through ten years	2,000	1,909
Due after ten years	7,569	6,125
Residential mortgage-backed securities and collateralized mortgage obligations	16,529	17,138
Total available-for-sale	$27,098	$26,184

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,007	1,928
Total held-to-maturity	$2,007	$1,928

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

As of March 31, 2011	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$1,909	$91	$—	$—	$1,909	$91
Corporate debt obligations	—	—	—	—	—	—
Residential mortgage-backed securities and collateralized mortgage obligations	4,683	55	—	—	4,683	55
Collateralized debt obligations	—	—	3,736	1,014	3,736	1,014
Total available-for-sale	$6,592	$146	$3,736	$1,014	$10,328	$1,160

Held-to-maturity:
States and political subdivisions	$1,928	$79	$—	$—	$1,928	$79

As of December 31, 2010	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$1,905	$95	$—	$—	$1,905	$95
Corporate debt obligations	—	—	—	—	—	—
Residential mortgage-backed securities and collateralized mortgage obligations	4,807	24	—	—	4,807	24
Collateralized debt obligations	—	—	3,736	1,014	3,736	1,014
Total available-for-sale	$6,712	$119	$3,736	$1,014	$10,448	$1,133

Held-to-maturity:
States and political subdivisions	$1,229	$11	$—	$—	$1,229	$11

U.S. Government Sponsored Entities: The unrealized losses on the Company’s investment in U.S. Government sponsored entities relates to two securities. The losses were caused by movement in interest rates. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2011 or December 31, 2010.

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities relates to three securities. The losses were caused by movement in interest rates. The securities were issued by FNMA and FHLMC, government sponsored entities. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2011 or December 31, 2010.

Collateralized Debt Obligations:  The Company’s unrealized loss on investments in collateralized debt obligations (“CDOs”) relates to three securities  issued by financial institutions, totaling $4.7 million. CDOs are pooled securities primarily secured by trust preferred securities (“TruPS”), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The current economic downturn has had a significant adverse impact on the financial services industry, consequently, TruPS CDOs do not have an active trading market. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default. Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates (“CDR”) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults on based on historical averages. The fair value of each bond was assessed by discounting their projected cash flows by a discount rate.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks.  The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2011 or December 31, 2010.

Other-Than-Temporarily Impaired Debt Securities

We assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired (“OTTI”) and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010

	(amounts in thousands)
Beginning balance	$2,657	$4,008
Initial credit impairment	—	—
Subsequent credit impairments	20	18
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	81	1,069
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,596	$2,957

A summary of investment gains and losses recognized in income during the three month periods ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31,
	2011	2010

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(20)	(18)
Total available-for-sale securities	$(20)	$(18)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$—	$—

During the first three months of 2011, the Company recognized $20,000 of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on a privately issued CMO.

The impairment charges for the CMO were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities.

With the assistance of competent third-party valuation specialists, the Company utilized the following methodologies to quantify the OTTI. The underlying mortgage collateral was analyzed in order to project future cash flows and to calculate the credit component of the OTTI. Four major assumptions were utilized; prepayment (CPR), constant default rate (CDR), loss severity and risk adjusted discount rate. The methodologies for the four assumptions are:

CPR assumptions were based on evaluation of the lifetime conditional prepayment rates; 3 month CPR over the most recent period, past 6 months and past 12 months; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values. The CRP assumption utilized ranged from 7.73% to 8.51%

CDR estimates were based on the status of the loans – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to the loss migration assumptions and liquidate over the next 36 months. Defaults vector from month 37 to month 48 to the month 49 CDR value and ultimately vector to zero over an extended period of time of at least 15 years. The CDR assumption utilized started at a range of 5.58% to 6.23%, and ramped down to a range of 1.80% to 4.14% by month 49.

Loss severity estimates are based on the initial loan to value ratio, the loan’s lien position, private mortgage insurance proceeds available (if any), and the estimated change in the price of the property since origination.  The loss severity assumption is static for twelve months at 50.9% then decreases monthly based on future market appreciation to a floor of 23%.

The risk adjusted discount rate of 15% was derived based on the spread from the most recent active market indication for either the instrument in question or a proxy of the instrument. The resulting spread was then used in conjunction with the swap curve to discount the expected cash flow stream.

NOTE 4.  LOANS

The portfolio of the loans outstanding consists of:

	March 31, 2011		December 31, 2010
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial	$22,092	3.5%	$25,108	4.0%
Real estate construction:
Residential	25,291	4.1	38,810	6.2
Commercial	66,390	10.7	57,651	9.2
Real estate mortgage:
Residential	168,895	27.1	169,536	27.1
Commercial	322,599	51.8	318,519	50.8
Consumer	17,457	2.8	17,115	2.7
Total Loans	$622,724	100.0%	$626,739	100.0%

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $37.9 million and $65.6 million at March 31, 2011 and December 31, 2010 respectively. On a monthly basis management reviews loans with interest reserves to assess current and projected performance.

Loan Origination/Risk Management:  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower's management possesses sound ethics and solid business acumen, the Company's management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and almost always will incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

With respect to construction loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 41.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

To monitor and manage consumer loan risk, policies and procedures are developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Company maintains an outsourced independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Nonaccrual and Past Due Loans:  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans follows:

As of March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)
Commercial	$594	$100	$—	$—	$694	$21,398	$22,092
Real estate construction:
Residential	—	—	—	5,068	5,068	20,223	25,291
Commercial	23	1,517	1,657	5,077	8,274	58,116	66,390
Real estate mortgage:
Residential	171	1,166	929	11,178	13,444	155,451	168,895
Commercial	6,020	843	2,180	8,341	17,384	305,215	322,599
Consumer	—	—	—	61	61	17,396	17,457
Total	$6,808	$3,626	$4,766	$29,725	$44,925	$577,799	$622,724

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)
Commercial	$212	$98	$—	$—	$310	$24,798	$25,108
Real estate construction:
Residential	1,657	—	—	8,546	10,203	28,607	38,810
Commercial	75	—	—	6,701	6,776	50,875	57,651
Real estate mortgage:
Residential	1,139	2,161	—	9,415	12,715	156,821	169,536
Commercial	4,833	5,670	—	2,722	13,225	305,294	318,519
Consumer	—	—	—	61	61	17,054	17,115
Total	$7,916	$7,929	$—	$27,445	$43,290	$583,449	$626,739

Impaired Loans:  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Included in impaired loans at March 31, 2011 were $41.3 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature. The Company granted a concession, either a reduction in stated interest rate or a period of interest only payments, due to the borrowers’ financial difficulties. These loans were performing according to their modified terms at March 31, 2011.

Impaired loans are set forth in the following tables.

As of March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized1
	(Amounts in thousands)
With no related allowance recorded:
Commercial	$594	$594	$—	$594	$3
Residential real estate construction	6,792	8,208	—	7,081	38
Commercial real estate construction	20,396	20,985	—	20,107	167
Residential real estate mortgage	14,520	15,117	—	13,718	62
Commercial real estate mortgage	42,185	42,185	—	41,095	589
Consumer	61	61	—	61	1
	84,548	87,150	—	82,656	860

With an allowance recorded:
Commercial	—	—	—	—	—
Residential real estate construction	5,036	5,197	1,339	5,242	64
Commercial real estate construction	757	757	12	757	—
Residential real estate mortgage	7,289	7,289	431	7,298	89
Commercial real estate mortgage	11,439	11,559	227	11,441	115
Consumer	—	—	—	—	—
	24,521	24,802	2,009	24,738	268

Total:
Commercial	594	594	—	594	3
Residential real estate construction	11,828	13,405	1,339	12,323	102
Commercial real estate construction	21,153	21,742	12	20,864	167
Residential real estate mortgage	21,809	22,406	431	21,016	151
Commercial real estate mortgage	53,624	53,744	227	52,536	704
Consumer	61	61	—	61	1
	$109,069	$111,952	$2,009	$107,394	$1,128

1Reflects the interest income recognized on impaired loans, which includes troubled debt restructurings, during the period ending March 31, 2011. Interest income recognized on a cash basis subsequent to a loan being placed on nonaccrual was $54,000 during the period.

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
With no related allowance recorded:
Commercial	$785	$785	$—	$509	$11
Residential real estate construction	13,180	14,147	—	12,789	106
Commercial real estate construction	18,181	18,770	—	7,845	214
Residential real estate mortgage	8,540	8,637	—	7,881	230
Commercial real estate mortgage	42,303	42,303	—	16,203	1,562
Consumer	61	61	—	31	—
	83,050	84,703	—	45,258	2,123

With an allowance recorded:
Commercial	—	—	—	—	—
Residential real estate construction	6,599	7,820	2,091	6,576	70
Commercial real estate construction	—	—	—	—	—
Residential real estate mortgage	12,946	13,113	562	5,462	389
Commercial real estate mortgage	9,428	9,548	198	4,064	525
Consumer	—	—	—	—	—
	28,973	30,481	2,851	16,102	984

Total:
Commercial	785	785	—	509	11
Residential real estate construction	19,779	21,967	2,091	19,365	176
Commercial real estate construction	18,181	18,770	—	7,845	214
Residential real estate mortgage	21,486	21,750	562	13,343	619
Commercial real estate mortgage	51,731	51,851	198	20,267	2,087
Consumer	61	61	—	31	—
	$112,023	$115,184	$2,851	$61,360	$3,107

Credit Quality Indicators:  As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to the risk grades of loans, the level of classified loans, net charge-offs, non-performing loans (see details above) and the general economic conditions in the region.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 7. Grade 1 through 4 are considered “Pass”. A description of the general characteristics of the seven risk grades is as follows:
1.	Good: Borrower exhibits the strongest overall financial condition and represents the most creditworthy profile.
2.	Satisfactory (A): Borrower reflects a well balanced financial condition, demonstrates a high level of creditworthiness and typically will have a strong banking relationship with Parke Bank.
3.	Satisfactory (B): Borrower exhibits a balanced financial condition and does not expose the Bank to more than a normal or average overall amount of risk. Loans are considered fully collectable.
4.
Watch List:  Borrower reflects a fair financial condition, but there exists an overall greater than average risk. Risk is deemed acceptable by virtue of increased monitoring and control over borrowings.  Probability of timely repayment is present.

5.
Other Assets Especially Mentioned (OAEM):  Financial condition is such that assets in this category have a potential weakness or pose unwarranted financial risk to the Bank even though the asset value is not currently impaired.  Asset does not currently warrant adverse classification but if not corrected could weaken and could create future increased risk exposure. Includes loans which require an increased degree of monitoring or servicing as a result of internal or external changes.

6.
Substandard:  This classification represents more severe cases of #5 (OAEM) characteristics that require increased monitoring.  Assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral. Asset has a well defined weakness or weaknesses that impairs the ability to repay debt and jeopardizes the timely liquidation or realization of the collateral at the asset’s net book value.

7.
Doubtful:  Assets which have all the weaknesses inherent in those assets classified #6 (Substandard) but the risks are more severe relative to financial deterioration in capital and/or asset value; accounting/evaluation techniques may be questionable and the overall possibility for collection in full is highly improbable. Borrowers in this category require constant monitoring, are considered work out loans and present the potential for future loss to the Bank.

An analysis of the credit risk profile by internally assigned grades is as follows:

At March 31, 2011	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$20,998	$500	$594	$—	$22,092
Residential real estate construction	8,425	5,038	11,828	—	25,291
Commercial real estate construction	42,997	2,240	21,153	—	66,390
Residential real estate mortgage	146,226	8,985	13,684	—	168,895
Commercial real estate mortgage	265,139	36,919	20,541	—	322,599
Consumer	15,941	1,455	61	—	17,457
Total	$499,726	$55,137	$67,861	$—	$622,724

At December 31, 2010	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$23,823	$500	$785	$—	$25,108
Residential real estate construction	12,132	6,899	19,779	—	38,810
Commercial real estate construction	38,570	900	18,181	—	57,651
Residential real estate mortgage	153,142	4,290	12,104	—	169,536
Commercial real estate mortgage	255,577	44,473	18,469	—	318,519
Consumer	15,559	1,495	61	—	17,115
Total	$498,803	$58,557	$69,379	$—	$626,739

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company's allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with

ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a grade of 6 or higher, the loan is analyzed to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

During the three months ended March 31, 2011, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for commercial, residential real estate construction, commercial real estate construction and residential real estate mortgage. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $51 thousand for commercial, $350 thousand for residential real estate construction, $181 thousand for commercial real estate construction and $234 thousand for residential real estate mortgage.

An analysis of the allowance for loan losses for period ended March 31, 2011 is as follows:

	Commercial	Residential Real Estate Construction	Commercial Real Estate Construction	Residential Real Estate Mortgage	Commercial Real Estate Mortgage	Consumer	Unallocated	Total
	(Amounts in thousands)
Allowance for loan Losses:
Beginning balance	$448	$2,980	$1,576	$3,220	$6,300	$130	$135	$14,789
Charge-offs	21	1,965	—	409	—	—	—	2,395
Recoveries	—	—	—	—	—	—	—	—
Provisions	26	1,300	474	576	22	2	—	2,400
Ending balance	$453	$2,315	$2,050	$3,387	$6,322	$132	$135	$14,794

Allowance for loan Losses, ending balance:
Individually evaluated for impairment	$—	$1,339	$12	$431	$227	$—	$—	$2,009
Collectively evaluated for impairment	453	976	2,038	2,956	6,095	132	135	12,785
Total	$453	$2,315	$2,050	$3,387	$6,322	$132	$135	$14,794

Loans, ending balance:
Individually evaluated for impairment	$594	$11,828	$21,153	$21,809	$53,624	$61		$109,069
Collectively evaluated for impairment	21,498	13,463	45,237	147,086	268,975	17,396		513,655
Total	$22,092	$25,291	$66,390	$168,895	$322,599	$17,457		$622,724

An analysis of the allowance for loan losses for the period ended March 31, 2010 is as follows:

(Amounts in thousands)
Balance at beginning of period	$12,404
Provisions charged to operations	2,101
Charge-offs	(1,369)
Recoveries	—
Balance at end of period	$13,136

NOTE 6.  REGULATORY RESTRICTIONS

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$94,606	14.7%	$51,455	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$86,483	13.5%	$25,727	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$86,483	11.5%	$30,056	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$92,629	14.2%	$52,183	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$84,393	12.9%	$26,092	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$84,393	11.2%	$30,062	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$94,553	14.7%	$51,454	8%	$64,318	10%
(to Risk Weighted Assets)

Tier 1 Capital	$86,430	13.4%	$25,727	4%	$38,591	6%
(to Risk Weighted Assets)

Tier 1 Capital	$86,430	11.5%	$30,056	4%	$37,570	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$92,556	14.2%	$52,181	8%	$65,226	10%
(to Risk Weighted Assets)

Tier 1 Capital	$84,321	12.9%	$26,091	4%	$39,136	6%
(to Risk Weighted Assets)

Tier 1 Capital	$84,321	11.2%	$30,062	4%	$37,577	5%
(to Average Assets)

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the provisions resulting from the Act was the Treasury Capital Purchase Program (CPP) which provides for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.   This program was voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury.   The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009.   These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options. The allocation of proceeds resulted in a discount on the preferred stock that will be accreted over five years. The Company issued 329,757 common stock warrants to the U.S. Treasury and $930,000 of those proceeds were allocated to the warrants. The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $7.41 per share of common stock.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income is presented in the following tables:

	For the three months ended March 31, (amounts in thousands)
	2011	2010
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	$7	$(27)
Unrealized gains (losses) on available for sale securities without OTTI	(98)	3,000
Minimum pension liability	18	18
Tax impact	29	(1,196)
Other comprehensive income	$(44)	$1,795

Accumulated other comprehensive loss consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(amounts in thousands)
Non-credit unrealized losses on available for sale debt securities with OTTI	$(542)	$(548)
Unrealized losses on available for sale securities without OTTI	(371)	(273)
Minimum pension liability	(319)	(201)
Tax impact	495	329
	$(737)	$(693)

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried at fair value in three levels as follows:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of March 31, 2011
U.S. Government sponsored entities	$—	$2,928	$—	$2,928
Corporate debt obligations	—	2,085	—	2,085
Residential mortgage-backed securities	—	15,199	—	15,199
Collateralized mortgage-backed securities		1,527	412	1,939
Collateralized debt obligations	—	—	4,033	4,033
Total	$—	$21,739	$4,445	$26,184

As of December 31, 2010
U.S. Government sponsored entities	$—	$2,925	$—	$2,925
Corporate debt obligations	—	2,094	—	2,094
Residential mortgage-backed securities	—	16,559	—	16,559
Collateralized mortgage-backed securities		1,592	560	2,152
Collateralized debt obligations	—	—	4,000	4,000
Total	$—	$23,170	$4,560	$27,730

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	2011	2010
	(amounts in thousands)
Beginning balance at January 1,	$4,560	$1,705
Total net gains (losses) included in:
Net income (loss)	(20)	(1,538)
Other comprehensive income (loss)	9	2,925
Purchases, sales, issuances and settlements, net	(104)	—
Net transfers into Level 3	—	2,280
Ending balance March 31,	$4,445	$5,372

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2011
Impaired loans	$—	$—	$22,512	$22,512
OREO	—	—	15,982	15,982

As of December 31, 2010
Impaired loans	$—	$—	$26,122	$47,334
OREO	—	—	16,701	16,701

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $24.5 million and $29.0 million at March 31, 2011 and December 31, 2010 respectively, with a valuation allowance of $2.0 million and $2.9 million at March 31, 2011 and December 31, 2010 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

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

The following table summarizes carrying amounts and fair values for financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$38,646	$38,646	$57,628	$57,628
Investment securities (available-for-sale and held-to-maturity)	28,191	28,112	29,729	29,778
Restricted stock	3,038	3,038	3,040	3,040
Loans held for sale	3,306	3,306	11,454	11,454
Loans, net	607,930	612,348	610,950	618,721
Accrued interest receivable	3,330	3,330	3,273	3,273

Financial Liabilities:
Demand and savings deposits	$320,815	$320,815	$298,598	$298,598
Time deposits	263,653	266,063	306,124	307,776
Borrowings	64,125	67,469	75,616	79,029
Accrued interest payable	674	674	828	828

NOTE 8.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

On April 26, 2011, the Company declared a 10% common stock dividend. The stock dividend is payable on May 20, 2011, to stockholders of record as of May 10, 2011. The consolidated financial statements of the Company reflect this dividend, including both basic and diluted earnings per share calculations and shares outstanding.

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

The Company is intently focused on managing its non-performing assets.  The deterioration of the local real estate market and the continued high levels of unemployment have had a significant negative impact on the credit quality of our loan portfolio. Management has allocated significant resources to resolve these issues, either through foreclosure or working with borrowers to bring the loans current.  New processes have been implemented to identify and monitor impaired loans.  New appraisals of the collateral securing impaired loans have been obtained to identify any potential exposure.  The lengthy process of foreclosure has had a negative impact on earnings due to higher levels of legal fees.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

At March 31, 2011, the Company’s total assets decreased to $725.4 million from $756.8 million at December 31, 2010, a decrease of $31.4 million or 4.2%. The decrease was largely due to a planned run-off of brokered deposits.

Cash and cash equivalents decreased $19.0 million to $38.6 million at March 31, 2011 from $57.6 million at December 31, 2010 due to a planned reduction of brokered deposits.

Total investment securities decreased to $28.2 million at March 31, 2011 ($26.2 million classified as available-for-sale or 92.9%) from $29.7 million at December 31, 2010, a decrease of $1.5 million or 5.2%. The decrease is due to cash flow from principal payments.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2011, the Company recognized credit related OTTI charges (pre-tax) of $20,000 on a private-label CMO.

Total loans decreased to $622.7 million at March 31, 2011 from $626.7 million at December 31, 2010, a decrease of $4.0 million or 0.6%. The decrease was attributable to charge-offs of impaired loan balances and loan pay-offs.

Delinquent loans increased $1.6 million to $44.9 million or 7.2% of total loans at March 31, 2011 from $43.3 million or 6.9% of total loans at December 31, 2010. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $6.8 million; 60 to 89 days --- $3.6 million; 90 days and greater accruing interest --- $4.8 million; 90 days and greater not accruing interest --- $29.7 million.

At March 31, 2011, the Company had $27.7 million in non-performing loans or 4.8% of total loans, an increase from $27.4 million or 4.4% of total loans at December 31, 2010. The three largest relationships in non-performing loans are a $5.7 million residential loan, a $2.5 million commercial real estate loan, and a $2.1 million residential construction loan.

At March 31, 2011 and December 31, 2010 Parke Bancorp's allowance for loan losses was $14.8 million. The ratio of allowance for loan losses to total loans increased to 2.38% at March 31, 2011 from 2.36% at December 31, 2010. During the three month period ended March 31, 2011, the Company charged-off $2.4 million in loans. Specific allowances for loan losses have been established in the amount of $2.0 million on impaired loans totaling $24.5 million at March 31, 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonably estimable at March 31, 2011 and December 31, 2010. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 5.82% of total assets at December 31, 2010 to 6.21% at March 31, 2011. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall.  Cash flow dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at March 31, 2011 was $16.0 million, compared to $16.7 million at December 31, 2010, the largest being a condominium development at $9.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

At March 31, 2011, the Bank’s total deposits decreased to $584.5 million from $604.7 million at December 31, 2010, a decrease of $20.2 million or 3.3%. The decrease was due to a planned run-off of brokered deposits, which decreased $20.6 million to $49.6 million at March 31, 2011 from $70.2 million at December 31, 2010.

At March 31, 2011, total equity increased to $72.7 million from $70.7 million at December 31, 2010, an increase of $2.0 million or 2.8%.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General: Net income available to common shareholders for the three months ended March 31, 2011 was $2.0 million, compared to $1.5 million for the same period in 2010. The increase was impacted by the following:

Interest Income:  Interest income increased $113,000, or 1.1%, to $10.2 million for the three months ended March 31, 2011, from $10.1 million for the three months ended March 31, 2010. The increase is attributable to higher average loan balances, somewhat offset by a lower yield on loans.  Average loans for the three month period ended March 31, 2011 were $633.1 million compared to $610.7 million for the same period last year. The average yield on loans was 6.29% for the three months ended March 31, 2011 compared to 6.41% for the same period in 2010.

Interest Expense: Interest expense decreased $547,000 or 18.5%, to $2.4 million for the three months ended March 31, 2011, from $3.0 million for the three months March 31, 2010. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the three month period ended March 31, 2011 was 1.47% compared to 1.99% for the same period last year.

Net Interest Income:  Net interest income increased $660,000, or 9.3%, to $7.8 million for the three months ended March 31, 2011, from $7.1 million for the three months ended March 31, 2010. We experienced an increase in our net interest rate spread of 40 basis points, to 4.66% for the three months ended March 31, 2011, from 4.26% for the same period last year. Our net interest margin increased 28 basis points, to 4.75% for the three months ended March 31, 2011, from 4.38% for the same period last year. Our ability to lower our cost of deposits and our practice of setting interest rate floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.4 million for the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $2.5 million for the three months ended March 31, 2011, compared to $160,000 for the same period last year. The Company recognized $2.2 million in gains from the sale of the guaranteed portion of SBA loans in 2011; no gain was recorded in the same quarter last year. The increase in gain on sale of loans is a result of a change in the SBA sales agreement; warranty language was removed from the sales agreement and the Company is no longer required to defer the recognition of the gain for 90 days. The gain recorded represents loans sold during the quarter ended March 31, 2011 and previously deferred gains from the quarter ended December 31, 2010.

Non-interest Expense:  Non-interest expense increased $895,000 to $3.2 million for the three months ended March 31, 2011, from $2.3 million for the three months ended March 31, 2010. Compensation and benefits expenses increased $221,000 due to increased staffing related to a branch expansion, annual merit raises and higher fringe benefit costs. Other operating expenses increased to $3.2 million for the three month period, from $2.3 million for the same period last year, an increase of $895,000. The increase is primarily due to OREO and other loan related expenses including appraisal fees, real estate taxes and insurance.

Income Taxes:  The Company recorded income tax expense of $1.9 million, on income before taxes of $4.7 million for the three months ended March 31, 2011, resulting in an effective tax rate of 40.0%,

compared to income tax expense of $1.2 million on income before taxes of $2.9 million for the same period of 2010, resulting in an effective tax rate of 40.0%.

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

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$633,075	$9,816	6.29%	$610,665	$9,650	6.41%
Investment securities	32,098	374	4.73%	34,972	427	4.95%
Federal funds sold and cash equivalents	—	—	0.00%	101	—	0.00%
Total interest-earning assets	665,173	10,190	6.21%	645,738	10,077	6.33%
Non-interest earning assets	90,005			31,955
Allowance for loan losses	(15,479)			(12,889)
Total assets	$739,699			$664,804

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$14,366	35	0.99%	$10,981	31	1.14%
Money markets	92,493	249	1.09%	88,444	264	1.21%
Savings	180,571	552	1.24%	143,904	583	1.64%
Time deposits	225,129	938	1.69%	169,841	937	2.24%
Brokered certificates of deposit	53,327	281	2.14%	96,680	689	2.89%
Total interest-bearing deposits	565,886	2,056	1.47%	509,850	2,504	1.99%
Borrowings	64,137	351	2.23%	67,933	450	2.69%
Total interest-bearing liabilities	630,023	2,407	1.55%	577,783	2,954	2.07%
Non-interest bearing deposits	20,851			19,405
Other liabilities	16,285			4,091
Total liabilities	667,159			601,279
Shareholders’ equity	72,540			63,525
Total liabilities and shareholders’ equity	$739,699			$664,804
Net interest income		$7,783			$7,123
Interest rate spread			4.66%			4.26%
Net interest margin			4.75%			4.38%

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 106.5% and 103.6% at March 31, 2010 and December 31, 2010, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2011. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of March 31, 2011, the Company had short term lines of credit with PNC Bank for $8.0 million and Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on these lines at March 31, 2011. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2011, the Company maintained lines of credit with the FHLB of $115.2 million, of which $40.7 million was outstanding at March 31, 2011.

As of March 31, 2011, the Company's investment securities portfolio included $15.2 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At March 31, 2011 management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date: May 16, 2011	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)