Form 10-Q
period 2011-06-30
PARKE BANCORP, INC.
filed 2011-08-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011.
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
Yes [  ]                No [X]

As of August 15, 2011, there were issued and outstanding   4,886,178 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2011

INDEX

 Page
Part I                      FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

Part II                      OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Reserved	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2011	2010
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$54,685	$57,628
Investment securities available for sale, at fair value	25,184	27,730
Investment securities held to maturity (fair value of $2,001 at June 30, 2011 and $2,048 at December 31, 2010)	2,015	1,999
Total investment securities	27,199	29,729
Loans held for sale	1,228	11,454
Loans, net of unearned income	630,293	626,739
Less: Allowance for loan losses	16,540	14,789
Net loans and leases	613,753	611,950
Accrued interest receivable	3,055	3,273
Premises and equipment, net	4,191	4,279
Other real estate owned (OREO)	18,682	16,701
Restricted stock, at cost	3,119	3,040
Bank owned life insurance (BOLI)	5,450	5,362
Other assets	14,163	13,437
Total Assets	$745,525	$756,853

LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$25,036	$23,168
Interest-bearing deposits	576,843	581,554
Total deposits	601,879	604,722
FHLB borrowings	40,684	40,759
Other borrowed funds	10,000	21,454
Subordinated debentures	13,403	13,403
Accrued interest payable	640	828
Other liabilities	3,939	4,955
Total liabilities	670,545	686,121
Equity
Preferred stock, $1,000 liquidation value per share; authorized 1,000,000 shares; Issued: 16,288 shares at June 30, 2011 and December 31, 2010	15,774	15,683
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,097,078 shares at June 30, 2011 and 4,653,133 shares at December 31, 2010	510	465
Additional paid-in capital	45,844	41,931
Retained earnings	15,472	15,494
Accumulated other comprehensive loss	(569)	(693)
Treasury stock, 210,900 shares at June 30, 2011 and December 31, 2010, at cost	(2,180)	(2,180)
Total shareholders’ equity	74,851	70,700
Noncontrolling (minority) interest in consolidated subsidiaries	129	32
Total equity	74,980	70,732
Total liabilities and equity	$745,525	$756,853

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$19,890	$19,577	$10,074	$9,927
Interest and dividends on investments	704	863	330	436
Total interest income	20,594	20,440	10,404	10,363
Interest expense:
Interest on deposits	4,005	4,866	1,950	2,362
Interest on borrowings	714	886	362	436
Total interest expense	4,719	5,752	2,312	2,798
Net interest income	15,875	14,688	8,092	7,565
Provision for loan losses	4,500	4,301	2,100	2,200
Net interest income after provision for loan losses	11,375	10,387	5,992	5,365
Noninterest income (loss):
Loan fees	164	81	101	32
Net income from BOLI	88	89	44	45
Service fees on deposit accounts	108	129	53	67
Gain on sale of SBA loans	3,142	676	899	676
Other than temporary impairment losses	(84)	(44)	(37)	—
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	27	26	—	—
Net impairment losses recognized in earnings	(57)	(18)	(37)	—
Gain on sale of real estate owned	52	46	—	46
Other	161	60	87	37
Total noninterest income	3,658	1,063	1,147	903
Noninterest expense:
Compensation and benefits	2,822	2,478	1,408	1,285
Professional services	645	581	389	321
Occupancy and equipment	503	438	242	226
Data processing	224	161	114	89
FDIC insurance	685	437	343	212
Other operating expense	1,578	882	766	542
Total noninterest expense	6,457	4,977	3,262	2,675
Income before income tax expense	8,576	6,473	3,877	3,593
Income tax expense	3,444	2,621	1,564	1,470
Net income attributable to Company and noncontrolling (minority) interest	5,132	3,852	2,313	2,123
Net income attributable to noncontrolling (minority) interest	(696)	(55)	(169)	(119)
Net income attributable to Company	4,436	3,797	2,144	2,004
Preferred stock dividend and discount accretion	499	493	250	247
Net income available to common shareholders	$3,937	$3,304	$1,894	$1,757

Earnings per common share
Basic	$0.81	$0.68	$0.39	$0.36
Diluted	$0.79	$0.67	$0.38	$0.35
Weighted average shares outstanding
Basic	4,886,178	4,850,458	4,866,178	4,859,608
Diluted	5,009,515	4,967,981	4,987,195	5,005,078
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Non-Controlling (Minority) Interest	Total Equity
	(in thousands)
Balance, December 31, 2009	$15,508	$421	$37,020	$14,071	$(2,867)	$(2,180)	$61,973	$—	$61,973
Stock options exercised			8				8		8
Capital contribution by noncontrolling (minority) interest 10% common stock dividend		44	4,879	(4,929)			(6)	196	196 (6)
Comprehensive income:									196
Net income				3,797			3,797	55	3,852
Non-credit unrealized losses on debt securities with OTTI, net of taxes					47		47		47
Net unrealized gains on available for sale securities without OTTI, net of taxes					1,987		1,987		1,987
Pension liability adjustments, net of tax					22		22		22
Total comprehensive income							5,853	55	5,908
Dividend on preferred stock (5% annually)				(407)			(407)		(407)
Accretion of discount on preferred stock	86			(86)			—		—
Balance, June 30, 2010	$15,594	$465	$41,907	$12,446	$(811)	$(2,180)	$67,421	$251	$67,672

Balance, December 31, 2010	$15,683	$465	$41,931	$15,494	$(693)	$(2,180)	$70,700	$32	$70,732
Capital withdrawals by noncontrolling (minority) interest 10% common stock dividend		45	3,913	(3,959)			(1)	(599)	(599 (1	) )
Comprehensive income:
Net income				4,436			4,436	696	5,132
Non-credit unrealized gain on debt securities with OTTI, net of taxes					34		34		34
Net unrealized gains on available for sale securities without OTTI, net of taxes					70		70		70
Pension liability adjustments, net of taxes					20		20		20
Total comprehensive income							4,560	696	5,256
Dividend on preferred stock (5% annually)				(408)			(408)		(408)
Accretion of discount on preferred stock	91			(91)			—		—
Balance, June 30, 2011	$15,774	$510	$45,844	$15,472	$(569)	$(2,180)	$74,851	$129	$74,980

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended June 30,
	2011	2010
	(in thousands)
Cash Flows from Operating Activities
Net income	$5,132	$3,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	157
Provision for loan losses	4,500	4,301
Bank owned life insurance income	(88)	(89)
Supplemental executive retirement plan expense	225	222
Gain on sale of SBA loans	(3,142)	(676)
SBA loans originated for sale	(14,629)	(6,903)
Proceeds from sale of SBA loans originated for sale	16,277	7,525
Gain on sale of other real estate owned	(52)	(46)
Other than temporary impairment of investments	57	18
Net accretion of purchase premiums and discounts on securities	(39)	(45)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(670)	(649)
(Decrease) increase in accrued interest payable and other accrued liabilities	(1,056)	983
Net cash provided by operating activities	6,697	8,650
Cash Flows from Investing Activities
Purchases of investment securities available for sale	—	(1,796)
Purchases (redemptions) of restricted stock	(79)	6
Proceeds from sale of securities available for sale	500	—
Proceeds from maturities and principal payments on mortgage-backed securities	2,192	3,212
Proceeds from the sale of REO property	2,483	—
Advances for other real estate owned	(3,730)	375
Net (increase) in loans	(6,985)	(30,508)
Purchases of bank premises and equipment	(94)	(1,680)
Net cash provided by (used in) investing activities	(5,713)	(30,391)
Cash Flows from Financing Activities
Payment of dividend on preferred stock	408	(407)
Cash payment of fractional shares on 10% stock dividend	(2)	(6)
Proceeds from exercise of stock options and warrants	—	8
Net decrease in other borrowed funds	—	—
Net decrease in Federal Home Loan Bank short term borrowings	—	(2,525)
Minority interest capital withdrawal	(599)
Payments of Federal Home Loan Bank advances	(75)	(71)
Net increase/(decrease) in noninterest-bearing deposits	1,868	(441)
Net increase/(decrease) increase in interest-bearing deposits	(4,711)	41,335
Net cash (used in) provided by financing activities	(3,927)	37,893
(Decrease) increase in cash and cash equivalents	(2,943)	16,152
Cash and Cash Equivalents, beginning of period	57,628	4,154
Cash and Cash Equivalents, end of period	$54,685	$20,306
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,907	$5,788
Income taxes	$3,444	$4,150
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$682	$10,712
Transfer of loans in settlement of secured borrowings	$11,454	$—

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited. The balance sheet as of December 31, 2010, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results for the full year.

Use of Estimates: In preparing the interim financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of expenses and revenues. Actual results could differ from such estimates. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment and fair values of financial instruments and other real estate owned (“OREO”) are significant estimates and particularly subject to change.

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

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available-for-sale and held-to-maturity securities as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,006	$12	$20	$—	$2,998
Corporate debt obligations	1,500	55	—	—	1,555
Residential mortgage-backed securities	14,031	747	5	—	14,773
Collateralized mortgage obligations	1,729	96	—	—	1,825
Collateralized debt obligations	5,562	—	1,014	515	4,033
Total available-for-sale	$25,828	$910	$1,039	$515	$25,184

Held to maturity:
States and political subdivisions	$2,015	$31	$45	$—	$2,001

As of December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,006	$14	$95	$—	$2,925
Corporate debt obligations	2,000	94	—	—	2,094
Residential mortgage-backed securities	15,938	645	24	—	16,559
Collateralized mortgage obligations	2,045	107	—	—	2,152
Collateralized debt obligations	5,562	—	1,014	548	4,000
Total available-for-sale	$28,551	$860	$1,133	$548	$27,730

Held to maturity:
States and political subdivisions	$1,999	$60	$11	$—	$2,048

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity as of June 30, 2011 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through five years	1,000	1,012
Due after five years through ten years	2,000	1,980
Due after ten years	7,066	5,594
Residential mortgage-backed securities and collateralized mortgage obligations	15,762	16,598
Total available-for-sale	$25,828	$25,184

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,015	2,001
Total held-to-maturity	$2,015	$2,001

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of June 30, 2011, securities with a carrying value of $10.4 million, and fair value of $10.8 million, are pledged as collateral for borrowed funds. In addition, securities with carrying value of $9.3 million and fair value of $9.7 million were pledged to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011:

As of June 30, 2011	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
U.S. Government sponsored entities	$1,980	$20	$—	$—	$1,980	$20
Residential mortgage-backed securities and collateralized mortgage obligations	2,523	5	—	—	2,523	5
Collateralized debt obligations	—	—	3,736	1,014	3,736	1,014
Total available-for-sale	$4,503	$25	$3,736	$1,014	$8,239	$1,039

Held-to-maturity:
States and political subdivisions	$733	$45	$—	$—	$733	$45

U.S. Government Sponsored Entities: The unrealized losses on the Company’s investment in U.S. Government sponsored entities relates to two securities. The losses were caused by movement in interest rates. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities relates to two securities. The losses were caused by movement in interest rates. The securities were issued by FNMA and FHLMC, government sponsored entities. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

Collateralized Debt Obligations:  The Company’s unrealized loss on investments in collateralized debt obligations (“CDOs”) relates to three securities  issued by financial institutions, totaling $3.7 million. CDOs are pooled securities primarily secured by trust preferred securities (“TruPS”), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The current economic downturn has had a significant adverse impact on the financial services industry, consequently, TruPS CDOs do not have an active trading market. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

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

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

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

The present value of expected future cash flows is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011	2010

	(amounts in thousands)
Beginning balance	$2,657	$4,008
Initial credit impairment	—	—
Subsequent credit impairments	57	18
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	316	1,218
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,398	$2,808

	For the Three Months Ended June 30,
	2011	2010

	(amounts in thousands)
Beginning balance	$2,596	$2,957
Initial credit impairment	—	—
Subsequent credit impairments	37	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	235	149
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,398	$2,808

A summary of investment gains and losses recognized in income during the six month and three month periods ended June 30, 2011 and 2010 are as follows:

	For the Six Months Ended June 30,
	2011	2010

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(57)	(18)
Total available-for-sale securities	$(57)	$(18)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$—	$—

	For the Three Months Ended June 30,
	2011	2010

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(37)	—
Total available-for-sale securities	$(37)	$—

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$—	$—

During the first six months of 2011, the Company recognized $57,000 of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on a privately issued CMO.

The impairment charges for the CMO were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of underlying mortgage loans and resulting decline in market value of the securities.

With the assistance of competent third-party valuation specialists, the Company utilized the following methodologies to quantify the OTTI. The underlying mortgage collateral was analyzed in order to project future cash flows and to calculate the credit component of the OTTI. Four major assumptions were utilized; prepayment (CPR), conditional default rate (CDR), loss severity and risk adjusted discount rate. The methodologies for the four assumptions are:

CPR assumptions were based on evaluation of the lifetime conditional prepayment rates; 3 month CPR over the most recent period, past 6 months and past 12 months; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values. The CRP assumption utilized ranged from 7.73% to 8.51%.

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

NOTE 4.  LOANS

The portfolio of the loans outstanding consists of:

	June 30, 2011		December 31, 2010
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and industrial	$24,310	3.9%	$24,782	4.0%
Real estate construction:
Residential	24,415	3.9	38,810	6.2
Commercial	57,917	9.2	57,086	9.1
Real estate mortgage:
Commercial – owner occupied	139,983	22.2	141,035	22.5
Commercial – non owner occupied	196,296	31.1	178,755	28.6
Residential – 1 to 4 family	146,421	23.2	141,315	22.5
Residential - Multifamily	23,126	3.7	27,841	4.4
Consumer	17,825	2.8	17,115	2.7
Total Loans	$630,293	100.0%	$626,739	100.0%

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $36.5 million and $65.6 million at June 30, 2011 and December 31, 2010 respectively. On a monthly basis management reviews loans with interest reserves to assess current and projected performance.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately 41.6% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

An age analysis of past due loans by class follows:

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)
Commercial and industrial	$594	$—	$—	$—	$594	$23,716	$24,310
Real estate construction:
Residential	327	—	—	4,609	4,936	19,479	24,415
Commercial	3	—	—	7,888	7,891	50,026	57,917
Real estate mortgage:
Commercial – owner occupied	158	—	—	4,795	4,953	135,030	139,983
Commercial – non owner occupied	1,510	—	—	5,343	6,853	189,443	196,296
Residential – 1 to 4 family	680	71	—	11,398	12,149	134,272	146,421
Residential - Multifamily	—	—	—	587	587	22,539	23,126
Consumer	—	—	—	—	—	17,825	17,825
Total Loans	$3,272	$71	$—	$34,620	$37,963	$592,330	$630,293

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)
Commercial and industrial	$21	$98	$—	$—	$119	$24,663	$24,782
Real estate construction:
Residential	1,657	—	—	8,546	10,203	28,607	38,810
Commercial	266	—	—	6,701	6,967	50,119	57,086
Real estate mortgage:
Commercial – owner occupied	4,157	—	—	546	4,703	136,332	141,035
Commercial – non owner occupied	406	5,670	—	826	6,902	171,853	178,755
Residential – 1 to 4 family	1,334	2,161	—	9,415	12,910	128,405	141,315
Residential - Multifamily	75	—	—	1,350	1,425	26,416	27,841
Consumer	—	—	—	61	61	17,054	17,115
Total Loans	$7,916	$7,929	$—	$27,445	$43,290	$583,449	$626,739

Impaired Loans:  Loans with a risk rating of substandard or worse are deemed impaired. In addition, Troubled Debt Restructurings are also deemed impaired.

All impaired loans have an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety day period, a charge-off equal to the difference between the loan carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have at least six months of payment history and future collectability of principal and interest is assured.

Impaired loans are set forth in the following tables.

As of June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized1
	(Amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$594	$594	$—	$594	$10
Real estate construction:
Residential	4,756	4,947	—	5,082	42
Commercial	16,146	16,146	—	15,846	263
Real estate mortgage:
Commercial – owner occupied	5,171	5,171	—	5,209	28
Commercial – non owner occupied	25,039	25,038	—	28,213	744
Residential – 1 to 4 family	6,231	6,231	—	6,203	82
Residential - Multifamily	587	659	—	627	22
Consumer	—	—	—	—	—
	58,524	58,786	—	61,774	1,191

With an allowance recorded:
Commercial and industrial	—	—	—	—	—
Real estate construction:
Residential	6,427	7,628	1,449	7,129	146
Commercial	1,659	2,248	344	1,954	—
Real estate mortgage:
Commercial – owner occupied	2,397	2,397	36	2,397	80
Commercial – non owner occupied	15,730	15,850	210	15,798	490
Residential – 1 to 4 family	8,711	9,401	1,055	9,319	67
Residential - Multifamily	3,909	3,909	22	4,377	142
Consumer	—	—	—	—	—
	38,833	41,433	3,116	40,974	925

Total:
Commercial and industrial	594	594	—	594	10
Real estate construction:
Residential	11,183	12,575	1,449	12,211	188
Commercial	17,805	18,394	344	17,800	263
Real estate mortgage:
Commercial – owner occupied	7,568	7,568	36	7,606	108
Commercial – non owner occupied	40,769	40,888	210	44,011	1,234
Residential – 1 to 4 family	14,942	15,632	1,055	15,522	149
Residential - Multifamily	4,496	4,568	22	5,004	164
Consumer	—	—	—	—	—
Total	$97,357	$100,219	$3,116	$102,748	$2,116

1Reflects the interest income recognized on impaired loans, which includes troubled debt restructurings accruing interest, during the six month period ending June 30, 2011. Interest income recognized on a cash basis subsequent to a loan being placed on nonaccrual was $149,000 during the period.

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized1
	(Amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$785	$785	$—	$509	$11
Real estate construction:
Residential	13,180	14,147	—	12,789	106
Commercial	18,181	18,770	—	7,845	214
Real estate mortgage:
Commercial – owner occupied	9,022	9,022	—	5,209	395
Commercial – non owner occupied	33,281	33,282	—	10,994	1,167
Residential – 1 to 4 family	6,185	6,211	—	6,203	153
Residential - Multifamily	2,355	2,425	—	1,676	77
Consumer	61	61	—	31	—
	83,050	84,703	—	45,256	2,123

With an allowance recorded:
Commercial and industrial	—	—	—	—	—
Real estate construction:
Residential	6,599	7,820	2,091	6,576	70
Commercial	—	—	—	—	—
Real estate mortgage:
Commercial – owner occupied	124	124	5	325
Commercial – non owner occupied	9,304	9,424	192	5,137	525
Residential – 1 to 4 family	8,100	8,267	490	2,065	68
Residential - Multifamily	4,846	4,846	73	1,999	321
Consumer	—	—	—	—	—
	28,973	30,481	2,851	16,102	984

Total:
Commercial and industrial	785	785	—	509	11
Real estate construction:
Residential	19,779	21,967	2,091	19,365	176
Commercial	18,181	18,770	—	7,845	214
Real estate mortgage:
Commercial – owner occupied	9,146	9,146	5	5,534	395
Commercial – non owner occupied	42,585	42,706	192	16,131	1,692
Residential – 1 to 4 family	14,285	14,478	490	8,268	221
Residential - Multifamily	7,201	7,271	73	3,675	398
Consumer	61	61	—	31	—
Total	$112,023	$115,184	$2,851	$61,358	$3,107

1Reflects the interest income recognized on impaired loans, which includes troubled debt restructurings, during 2010. Interest income recognized on a cash basis subsequent to a loan being placed on nonaccrual was $45,000 during 2010.

Troubled debt restructurings (“TDR”):  It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. We consider all loans modified in a troubled debt restructuring to be impaired.

At the time a loan is modified in a troubled debt restructuring, we consider the following factors to determine whether the loan should accrue interest:

•	Whether there is a minimum of six months of current payment history under the current terms;
•	Whether the loan is current at the time of restructuring; and
•	Whether we expect the loan to continue to perform under the restructured terms with a debt coverage ratio that complies with the Bank’s credit underwriting policy of 1.25 times debt service.

We also review the financial performance of the borrower over the past year to be reasonably assured of repayment and performance according to the modified terms. This review consists of an analysis of the borrower’s historical results; the borrower’s projected results over the next four quarters; current financial information of the borrower and any guarantors. The projected repayment source needs to be reliable, verifiable, quantifiable and sustainable. In addition, all troubled debt restructurings are reviewed quarterly to determine the amount of any impairment.

At the time of restructuring, the amount of the loan principal for which we are not reasonably assured of repayment is charged-off, but not forgiven.

A borrower with a restructured loan must make a minimum of six consecutive monthly payments at the restructured level and be current as to both interest and principal to be on accrual status.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession as of June 30, 2011. There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(amounts in thousands)
Reduction in interest rate	$19,985	$7,392	$27,377
A period of interest only payments	17,634	9,513	27,147
Total	$37,619	$16,905	$54,524

The following is an analysis of performing and nonperforming loans modified in a troubled debt restructuring as of June 30, 2011.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest		Total
	Balance	Count	Balance	Count	Balance	Count
	(loan balances in thousands)
Commercial	$594	1	$—	—	$594	1
Residential Real Estate Construction	—	—	958	1	958	1
Commercial Real Estate Mortgage - Owner Occupied	2,397	4	4,446	6	6,843	10
Commercial Real Estate Mortgage - Non-owner Occupied	28,060	9	4,123	3	32,183	12
Commercial Real Estate Mortgage - Multifamily	3,909	1	506	2	4,415	3
Residential Real Estate Mortgage	2,659	5	6,872	4	9,531	9
Total	$37,619	20	$16,905	16	$54,524	36

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

An analysis of the credit risk profile by internally assigned grades is as follows:

At June 30, 2011	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and industrial	$23,216	$500	$594	$—	$24,310
Real estate construction:
Residential	12,905	327	11,183	—	24,415
Commercial	39,271	900	17,746	—	57,917
Real estate mortgage:
Commercial – owner occupied	129,166	5,646	5,171	—	139,983
Commercial – non owner occupied	152,765	30,023	13,508	—	196,296
Residential – 1 to 4 family	131,439	2,774	12,208	—	146,421
Residential - Multifamily	18,630	3,909	587	—	23,126
Consumer	17,764	—	61	—	17,825
Total	$525,156	$44,079	$61,058	$—	$630,293

At December 31, 2010	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and industrial	$23,497	$500	$785	$—	$24,782
Real estate construction:
Residential	12,132	6,899	19,779	—	38,810
Commercial	38,005	900	18,181	—	57,086
Real estate mortgage:
Commercial – owner occupied	134,355	3,250	3,430	—	141,035
Commercial – non owner occupied	122,494	41,223	15,038	—	178,755
Residential – 1 to 4 family	126,270	4,290	10,755	—	141,315
Residential - Multifamily	26,491	—	1,350	—	27,841
Consumer	15,559	1,495	61	—	17,115
Total	$498,803	$58,557	$69,379	$—	$626,739

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

During the six months ended June 30, 2011, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for commercial, residential real estate construction, commercial real estate construction and residential real estate mortgage. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $52 thousand for commercial, $534 thousand for construction, $189 thousand for commercial real estate, $205 thousand for residential real estate and $8 thousand for consumer.

An analysis of the allowance for loan losses for six month and three month periods ended June 30, 2011 is as follows:

Allowance for loan Losses:	For the six month period ended June 30, 2011
	Balance at December 31, 2010	Charge-offs	Recoveries	Provisions	Balance at June 30, 2011
	(Amounts in thousands)
Commercial and industrial	$448	$22	$—	$70	$496
Real estate construction:
Residential	2,980	2,727	—	2,241	2,494
Commercial	1,576	—	—	501	2,077
Real estate mortgage:
Commercial – owner occupied	2,508	—	—	—	2,508
Commercial – non owner occupied	3,792	—	—	660	4,452
Residential – 1 to 4 family	2,848	—	—	846	3,694
Residential - Multifamily	372	—	—	—	372
Consumer	130	—	—	13	143
Unallocated	135	—	—	169	304
Total	$14,789	$2,749	$—	$4,500	$16,540

	For the six month period ended June 30, 2010
	Balance at December 31, 2009	Charge-offs	Recoveries	Provisions	Balance at June 30, 2010
	(Amounts in thousands)
Commercial and industrial	$214	$10	$—	$28	$232
Real estate construction:
Residential	4,074	1,359	—	90	2,805
Commercial	498	443	—	642	697
Real estate mortgage:
Commercial – owner occupied	3,332	—	—	1,480	4,812
Commercial – non owner occupied	2,643	—	—	947	3,590
Residential – 1 to 4 family	1,220	—	—	603	1,823
Residential - Multifamily	231	—	—	261	492
Consumer	102	—	—	4	106
Unallocated	90	—	—	246	336
Total	$12,404	$1,812	$—	$4,301	$14,893

	For the three month period ended June 30, 2011
	Balance at March 31, 2011	Charge-offs	Recoveries	Provisions	Balance at June 30, 2011
	(Amounts in thousands)
Commercial and industrial	$453	$—	$—	$43	$496
Real estate construction:
Residential	2,315	31	—	210	2,494
Commercial	2,050	—	—	27	2,077
Real estate mortgage:
Commercial – owner occupied	2,495	—	—	13	2,508
Commercial – non owner occupied	3,827	—	—	625	4,452
Residential – 1 to 4 family	3,055	323	—	962	3,694
Residential - Multifamily	332	—	—	40	372
Consumer	132	—	—	11	143
Unallocated	135	—	—	169	304
Total	$14,794	$354	$—	$2,100	$16,540

	For the three month period ended June 30, 2010
	Balance at March 31, 2010	Charge-offs	Recoveries	Provisions	Balance at June 30, 2010
	(Amounts in thousands)
Commercial and industrial	$257	$—	$—	$(25)	$232
Real estate construction:
Residential	3,240	443	—	(435)	2,805
Commercial	530	—	—	610	697
Real estate mortgage:
Commercial – owner occupied	3,606	—	—	1,206	4,812
Commercial – non owner occupied	2,765	—	—	825	3,590
Residential – 1 to 4 family	1,887	—	—	(64)	1,823
Residential - Multifamily	294	—	—	198	492
Consumer	102	—	—	4	106
Unallocated	455	—	—	(119)	336
Total	$13,136	$443	$—	$2,200	$14,893

Allowance for loan Losses, at June 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$—	$496	$496
Real estate construction:
Residential	1,449	1,045	2,494
Commercial	344	1,733	2,077
Real estate mortgage:
Commercial – owner occupied	36	2,472	2,508
Commercial – non owner occupied	210	4,242	4,452
Residential – 1 to 4 family	1,055	2,639	3,694
Residential - Multifamily	22	350	372
Consumer	—	143	143
Unallocated	—	304	304
Total	$3,116	$13,424	$16,540

Allowance for loan Losses, at December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$—	$448	$448
Real estate construction:
Residential	2,091	889	2,980
Commercial	—	1,576	1,576
Real estate mortgage:
Commercial – owner occupied	5	2,478	2,483
Commercial – non owner occupied	192	3,624	3,816
Residential – 1 to 4 family	490	2,359	2,849
Residential - Multifamily	73	299	372
Consumer	—	130	130
Unallocated	—	135	135
Total	$2,851	$11,938	$14,789

Loans, at June 30, 2011:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$594	$23,716	$24,310
Real estate construction:
Residential	11,183	13,232	24,415
Commercial	17,805	40,112	57,917
Real estate mortgage:
Commercial – owner occupied	7,568	132,415	139,983
Commercial – non owner occupied	40,769	155,527	196,296
Residential – 1 to 4 family	14,942	131,479	146,421
Residential - Multifamily	4,496	18,630	23,126
Consumer	—	17,825	17,825
Total	$97,357	$532,936	$630,293

Loans, at December 31, 2010:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$785	$23,997	$24,782
Real estate construction:
Residential	19,779	19,031	38,810
Commercial	18,181	38,905	57,086
Real estate mortgage:
Commercial – owner occupied	9,146	131,889	141,035
Commercial – non owner occupied	42,585	136,170	178,755
Residential – 1 to 4 family	14,285	127,030	141,315
Residential - Multifamily	7,201	20,640	27,841
Consumer	61	17,054	17,115
Total	$112,023	$514,716	$626,739

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$96,610	14.94%	$51,743	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$88,421	13.67%	$25,871	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$88,421	12.04%	$30,056	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$92,629	14.20%	$52,183	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$84,394	12.94%	$26,092	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$84,394	11.23%	$30,062	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$96,494	14.92%	$51,743	8%	$64,679	10%
(to Risk Weighted Assets)

Tier 1 Capital	$88,305	13.65%	$25,871	4%	$38,807	6%
(to Risk Weighted Assets)

Tier 1 Capital	$88,305	12.02%	$29,379	4%	$36,724	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$92,687	14.21%	$52,181	8%	$65,226	10%
(to Risk Weighted Assets)

Tier 1 Capital	$84,452	12.95%	$26,091	4%	$39,136	6%
(to Risk Weighted Assets)

Tier 1 Capital	$84,452	11.24%	$30,062	4%	$37,577	5%
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

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income is presented in the following tables:

	For the six months ended June 30, (amounts in thousands)
	2011	2010
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	$56	$78
Unrealized gains (losses) on available for sale securities without OTTI	119	3,313
Minimum pension liability	34	37
Tax impact	(85)	(1,372)
Other comprehensive income	$124	$2,056

	For the three months ended June 30, (amounts in thousands)
	2011	2010
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	$18	$100
Unrealized gains (losses) on available for sale securities without OTTI	249	316
Minimum pension liability	17	19
Tax impact	(114)	(174)
Other comprehensive income	$170	$261

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of June 30, 2011
U.S. Government sponsored entities	$—	$2,998	$—	$2,998
Corporate debt obligations	—	1,555	—	1,555
Residential mortgage-backed securities	—	14,773	—	14,773
Collateralized mortgage-backed securities		1,493	332	1,825
Collateralized debt obligations	—	—	4,033	4,033
Total	$—	$20,819	$4,365	$25,184

As of December 31, 2010
U.S. Government sponsored entities	$—	$2,925	$—	$2,925
Corporate debt obligations	—	2,094	—	2,094
Residential mortgage-backed securities	—	16,559	—	16,559
Collateralized mortgage-backed securities		1,592	560	2,152
Collateralized debt obligations	—	—	4,000	4,000
Total	$—	$23,170	$4,560	$27,730

For the three and six months ending June 30, 2011, there have been no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale
	2011	2010
	(amounts in thousands)
Beginning balance at January 1,	$4,560	$1,851
Total net gains (losses) included in:
Net income (loss)	(57)	(18)
Other comprehensive income (loss)	29	2,628
Settlements	(167)	(158)
Net transfers into Level 3	—	—
Ending balance June 30,	$4,365	$4,303

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2011
Impaired loans	$—	$—	$35,717	$35,717
OREO	—	—	18,643	18,643

As of December 31, 2010
Impaired loans	$—	$—	$26,122	$26,122
OREO	—	—	16,701	16,701

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $38.8 million and $29.0 million at June 30, 2011 and December 31, 2010 respectively, with a valuation allowance of $3.0 million and $2.9 million at June 30, 2011 and December 31, 2010 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

Other real estate owned (OREO) consists of commercial real estate properties which are recorded at fair value based upon current appraised value less estimated disposition costs, which is adjusted based upon Management’s review and changes in market conditions (level 3 inputs) Properties are reappraised annually.

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

The following table summarizes carrying amounts and fair values for financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$54,685	$54,685	$57,628	$57,628
Investment securities (available-for-sale and held-to-maturity)	27,200	27,186	29,729	29,778
Restricted stock	3,119	3,119	3,040	3,040
Loans held for sale	1,228	1,228	11,454	11,454
Loans, net	613,753	623,087	610,950	618,721
Accrued interest receivable	3,055	3,055	3,273	3,273

Financial Liabilities:
Demand and savings deposits	$324,036	$324,036	$298,598	$298,598
Time deposits	277,843	279,353	306,124	307,776
Borrowings	64,087	68,131	75,616	79,029
Accrued interest payable	640	640	828	828

NOTE 8.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the six month and three month periods ending June 30, 2011 and 2010.

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	(in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$3,937	$3,304	$1,894	$1,757
Average common shares outstanding	4,886,178	4,850,458	4,866,178	4,859,608
Basic earnings per common share	$0.81	$0.68	$0.39	$0.36

Diluted earnings per common share
Net income available to common shareholders	$3,937	$3,304	$1,894	$1,757
Average common shares outstanding	4,886,178	4,850,458	4,866,178	4,859,608
Dilutive potential common shares	123,337	117,523	121,017	145,470
Total diluted average common shares outstanding	5,009,515	4,967,981	4,987,195	5,005,078
Diluted earnings per common share	$0.79	$0.67	$0.38	$0.35

For the six months ended June 30, 2011 and 2010, average options to purchase 321,475 shares and 324,232 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

For the three months ended June 30, 2011 and 2010, average options to purchase 325,053 shares and 319,633 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

NOTE 9.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2011 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

At June 30, 2011, the Company’s total assets decreased to $745.5 million from $756.8 million at December 31, 2010, a decrease of $11.3 million or 1.5%. The decrease was largely due to $11.5 million of SBA loans that were held for sale at December 31, 2010 and were subsequently sold.

Cash and cash equivalents decreased $2.9 million to $54.7 million at June 30, 2011 from $57.6 million at December 31, 2010.

Total investment securities decreased to $27.2 million at June 30, 2011 ($25.2 million classified as available-for-sale or 92.6%) from $29.7 million at December 31, 2010, a decrease of $2.5 million or 8.5%. The decrease is due to cash flow from principal payments.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the six months ended June 30, 2011, the Company recognized credit-related OTTI charges (pre-tax) of $57,000 on a private-label CMO.

Total loans increased to $630.3 million at June 30, 2011 from $626.7 million at December 31, 2010, a increase of $3.6 million or 0.6%. Growth in the portfolio was offset by charge-offs of impaired loan balances and loan pay-offs.

Delinquent loans decreased $5.3 million to $38.0 million or 6.0% of total loans at June 30, 2011 from $43.3 million or 6.9% of total loans at December 31, 2010. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $3.3 million; 60 to 89 days --- $71,000; 90 days and greater not accruing interest --- $34.6 million. The decline is attributable to borrowers remediating the delinquency and foreclosures.

At June 30, 2011, the Company had $34.6 million in nonaccrual loans or 4.8% of total loans, an increase from $27.4 million or 4.4% of total loans at December 31, 2010. The three largest relationships in nonaccrual loans are a $5.7 million residential loan, a $2.8 million commercial real estate loan, and a $2.5 million commercial real estate loan.

The composition of nonaccrual loans as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(amounts in thousands except ratios)
Commercial and industrial	$—	$—
Real estate construction:
Residential	4,609	8,546
Commercial	7,827	6,701
Real estate mortgage:
Commercial – owner occupied	4,795	546
Commercial – non owner occupied	5,343	826
Residential – 1 to 4 family	11,398	9,415
Residential - Multifamily	587	1,350
Consumer	61	61
Total	$34,620	$27,445

Nonperforming loans to total loans	4.77%	4.38%

At June 30, 2011 and December 31, 2010 Parke Bancorp's allowance for loan losses was $16.5 million. The ratio of allowance for loan losses to total loans increased to 2.62% at June 30, 2011 from 2.36% at December 31, 2010. During the six month period ended June 30, 2011, the Company charged-off $2.7 million in loans. Specific allowances for loan losses have been established in the amount of $3.1 million on impaired loans totaling $41.9 million at June 30, 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonably estimable at June 30, 2011 and December 31, 2010. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 5.82% of total assets at December 31, 2010 to 7.15% at June 30, 2011. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall.  See Note 4 – Loans. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at June 30, 2011 was $18.7 million, compared to $16.7 million at December 31, 2010, the largest being a condominium development at $11.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Six Months Ended June 30,
	2011	2010
	(amounts in thousands)
Balance at beginning of period	$16,701	$—
Real estate acquired in settlement of loans	682	10,712
Sales of real estate	(2,483)	(329)
Capitalized improvements to real estate	3,782	—
Balance at end of period	$18,682	$10,383

At June 30, 2011, the Bank’s total deposits decreased to $601.9 million from $604.7 million at December 31, 2010, a decrease of $2.8 million or 0.35%. The decrease was due to a planned run-off of brokered deposits, which decreased $21.3 million, offset by an increase in retail deposits of $18.5 million.

At June 30, 2011, total equity increased to $75.0 million from $70.7 million at December 31, 2010, an increase of $4.3 million or 6.0% due to the retention of earnings from the period.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General: Net income available to common shareholders for the six months ended June 30, 2011 was $3.9 million, compared to $3.3 million for the same period in 2010. The increase was impacted by the following:

Interest Income:  Interest income increased $154,000, or 0.8%, to $20.6 million for the six months ended June 30, 2011, from $20.4 million for the six months ended June 30, 2010. The increase is attributable to higher average loan balances, somewhat offset by a lower yield on loans.  Average loans for the six month period ended June 30, 2011 were $635.9 million compared to $614.2 million for the same period last year. The average yield on loans was 6.31% for the six months ended June 30, 2011 compared to 6.43% for the same period in 2010.

Interest Expense: Interest expense decreased $1.0 million or 18.0%, to $4.7 million for the six months ended June 30, 2011, from $5.7 million for the six months June 30, 2010. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the six month period ended June 30, 2011 was 1.42% compared to 1.90% for the same period last year.

Net Interest Income:  Net interest income increased $1.2 million, or 8.1%, to $15.9 million for the six months ended June 30, 2011, from $14.7 million for the six months ended June 30, 2010. We experienced an increase in our net interest rate spread of 37 basis points, to 4.72% for the six months ended June 30, 2011, from 4.35% for the same period last year. Our net interest margin increased 25 basis points, to 4.80% for the six months ended June 30, 2011, from 4.55% for the same period last year. Our ability to lower our cost of deposits and our practice of setting interest rate floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $4.5 million for the six months ended June 30, 2011 compared to $4.3 million for the six months ended June 30, 2010. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $3.7 million for the six months ended June 30, 2011, compared to $1.1 million for the same period last year. The Company recognized $3.1 million in gains from the sale of the guaranteed portion of SBA loans in 2011 compared to $676,000 for the same period last year. The increase in gain on sale of loans is a result of a change in the SBA sales agreement; warranty language was removed from the sales agreement and the Company is no longer required to defer the recognition of the gain for 90 days. The gain recorded represents loans sold during the six month period ended June 30, 2011 ($1.8 million) and previously deferred gains from the quarter ended December 31, 2010($1.3 million).

Non-interest Expense:  Non-interest expense increased $1.5 million to $6.5 million for the six months ended June 30, 2011, from $5.0 million for the six months ended June 30, 2010. Compensation and benefits expenses increased $344,000 due to increased staffing related to a branch expansion, annual merit raises and higher fringe benefit costs. Other operating expenses increased to $1.6 million for the six month period, from $882,000 for the same period last year, an increase of $869,000. The increase is primarily due to OREO and other loan related expenses including appraisal fees, real estate taxes and insurance.

Income Taxes:  The Company recorded income tax expense of $3.4 million, on income before taxes of $8.6 million for the six months ended June 30, 2011, resulting in an effective tax rate of 40.2%, compared to income tax expense of $2.6 million on income before taxes of $6.5 million for the same period of 2010, resulting in an effective tax rate of 40.5%.

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

	For the Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$635,866	$19,890	6.31%	$614,195	$19,577	6.43%
Investment securities	31,587	704	4.49%	36,105	863	4.82%
Federal funds sold and cash equivalents	—	—	0.00%	134	—	0.00%
Total interest-earning assets	667,453	20,594	6.22%	650,434	20,440	6.34%
Non-interest earning assets	85,220			35,908
Allowance for loan losses	(15,452)			(13,333)
Total assets	$737,221			$673,009

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$15,076	$74	0.99%	$10,684	$59	1.11%
Money markets	91,921	497	1.09%	90,153	533	1.19%
Savings	186,625	1,148	1.24%	144,492	1,129	1.58%
Time deposits	224,436	1,780	1.60%	176,628	1,857	2.12%
Brokered certificates of deposit	49,903	506	2.04%	95,093	1,288	2.73%
Total interest-bearing deposits	567,961	4,005	1.42%	517,050	4,866	1.90%
Borrowings	64,119	714	2.25%	67,011	886	2.67%
Total interest-bearing liabilities	632,080	4,719	1.51%	584,061	5,752	1.99%
Non-interest bearing deposits	21,450			19,115
Other liabilities	10,117			4,389
Total liabilities	663,647			607,565
Shareholders’ equity	73,574			65,444
Total liabilities and shareholders’ equity	$737,221			$673,009
Net interest income		$15,875			$14,688
Interest rate spread			4.71%			4.35%
Net interest margin			4.80%			4.55%

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General: Net income available to common shareholders for the three months ended June 30, 2011 was $1.9 million, compared to $1.8 million for the same period in 2010. The increase was impacted by the following:

Interest Income:  Interest income increased $41,000, or 0.4%, to $10.4 million for the three months ended June 30, 2011, from $10.3 million for the three months ended June 30, 2010. The increase is attributable to higher average loan balances, somewhat offset by a lower yield on loans.  Average loans for the three month period ended June 30, 2011 were $627.1 million compared to $617.7 million for the same period last year. The average yield on loans was 6.44% for the three months ended June 30, 2011 compared to 6.45% for the same period in 2010.

Interest Expense: Interest expense decreased $486,000 or 17.4%, to $2.3 million for the three months ended June 30, 2011, from $2.9 million for the three months June 30, 2010. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the three month period ended June 30, 2011 was 1.37% compared to 1.81% for the same period last year.

Net Interest Income:  Net interest income increased $527,000, or 7.0%, to $8.1 million for the three months ended June 30, 2011, from $7.6 million for the three months ended June 30, 2010. We experienced an increase in our net interest rate spread of 44 basis points, to 4.88% for the three months ended June 30, 2011, from 4.44% for the same period last year. Our net interest margin increased 30 basis points, to 4.93% for the three months ended June 30, 2011, from 4.63% for the same period last year. Our ability to lower our cost of deposits and our practice of setting interest rate floors on commercial and real estate loans has allowed for this growth in net interest rate margin.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.1 million for the three months ended June 30, 2011 compared to $2.2 million for the three months ended June 30, 2010. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $1.1 million for the three months ended June 30, 2011, compared to $903,000 for the same period last year. The Company recognized $899,000 in gains from the sale of the guaranteed portion of SBA loans in for the three months ended June 30, 2011, compared to $676,000 for the same period last year.

Non-interest Expense:  Non-interest expense increased $587,000 to $3.3 million for the three months ended June 30, 2011, from $2.8 million for the three months ended June 30, 2010. Compensation and benefits expenses increased $123,000 due to increased staffing related to a branch expansion, annual merit raises and higher fringe benefit costs. Other operating expenses increased to $766,000 for the three month period, from $542,000 million for the same period last year, an increase of $224,000. The increase is primarily due to OREO and other loan related expenses including appraisal fees, real estate taxes and insurance.

Income Taxes:  The Company recorded income tax expense of $1.6 million, on income before taxes of $3.9 million for the three months ended June 30, 2011, resulting in an effective tax rate of 40.3%, compared to income tax expense of $1.5 million on income before taxes of $3.6 million for the same period of 2010, resulting in an effective tax rate of 40.9%.

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

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$627,114	$10,074	6.44%	$617,689	$9,927	6.45%
Investment securities	31,081	330	4.26%	37,226	436	4.70%
Total interest-earning assets	658,195	10,404	6.34%	655,079	10,363	6.35%
Non-interest earning assets	92,002			39,818
Allowance for loan losses	(15,426)			(13,772)
Total assets	$734,771			$681,125

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$15,779	$39	0.99%	$10,390	$27	1.04%
Money markets	91,356	248	1.09%	91,843	270	1.18%
Savings	192,614	595	1.24%	145,073	546	1.51%
Time deposits	223,748	843	1.51%	183,341	920	2.01%
Brokered certificates of deposit	46,517	225	1.94%	93,523	599	2.57%
Total interest-bearing deposits	570,014	1,950	1.37%	524,170	2,362	1.81%
Borrowings	64,100	362	2.27%	66,100	436	2.65%
Total interest-bearing liabilities	634,114	2,312	1.46%	590,270	2,798	1.90%
Non-interest bearing deposits	22,043			18,829
Other liabilities	4,017			4,682
Total liabilities	660,174			613,781
Shareholders’ equity	74,597			67,344
Total liabilities and shareholders’ equity	$734,771			$681,125
Net interest income		$8,092			$7,565
Interest rate spread			4.88%			4.45%
Net interest margin			4.93%			4.63%

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 104.7% and 103.6% at June 30, 2010 and December 31, 2010, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended June 30, 2011. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of June 30, 2011, the Company had a short term line of credit with Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on this line at June 30, 2011. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2011, the Company maintained lines of credit with the FHLB of $115.2 million, of which $40.7 million was outstanding at June 30, 2011.

As of June 30, 2011, the Company's investment securities portfolio included $14.0 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At June 30, 2011 management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date: August 15, 2011	/s/ Vito S. Pantilione
Vito S. Pantilione
and Chief Executive Officer
(Principal Executive Officer

Date: August 15, 2011	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer