Form 10-Q
period 2011-09-30
PARKE BANCORP, INC.
filed 2011-11-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011.
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
Yes [  ]                No [X]

As of November 14, 2011, there were issued and outstanding 4,886,178 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2011	2010
	(in thousands except share data)
ASSETS
Cash and due from financial institutions	$69,301	$57,628
Investment securities available for sale, at fair value	24,401	27,730
Investment securities held to maturity (fair value of $2,021 at September 30, 2011 and $2,048 at December 31, 2010)	2,024	1,999
Total investment securities	26,425	29,729
Loans held for sale	1,110	11,454
Loans, net of unearned income	638,197	626,739
Less: Allowance for loan losses	16,472	14,789
Net loans and leases	621,725	611,950
Accrued interest receivable	2,905	3,273
Premises and equipment, net	4,167	4,279
Other real estate owned (OREO)	18,190	16,701
Restricted stock, at cost	3,117	3,040
Bank owned life insurance (BOLI)	5,496	5,362
Other assets	14,611	13,437
Total Assets	$767,047	$756,853

LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest-bearing deposits	$23,395	$23,168
Interest-bearing deposits	598,634	581,554
Total deposits	622,029	604,722
FHLB borrowings	40,646	40,759
Other borrowed funds	10,000	21,454
Subordinated debentures	13,403	13,403
Accrued interest payable	656	828
Other liabilities	3,996	4,955
Total liabilities	690,730	686,121
Equity
Preferred stock, $1,000 liquidation value per share; authorized 1,000,000 shares; Issued: 16,288 shares at September 30, 2011 and December 31, 2010	15,821	15,683
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,097,078 shares at September 30, 2011 and 4,653,133 shares at December 31, 2010	510	465
Additional paid-in capital	45,844	41,931
Retained earnings	16,793	15,494
Accumulated other comprehensive loss	(539)	(693)
Treasury stock, 210,900 shares at September 30, 2011 and December 31, 2010, at cost	(2,180)	(2,180)
Total shareholders’ equity	76,249	70,700
Noncontrolling (minority) interest in consolidated subsidiaries	68	32
Total equity	76,317	70,732
Total liabilities and equity	$767,047	$756,853

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$29,802	$29,621	$9,912	$10,044
Interest and dividends on investments	1,033	1,290	329	428
Interest on cash equivalents	75	16	31	11
Total interest income	30,910	30,927	10,272	10,483
Interest expense:
Interest on deposits	5,965	7,241	1,960	2,376
Interest on borrowings	1,066	1,330	352	444
Total interest expense	7,031	8,571	2,312	2,820
Net interest income	23,879	22,340	7,960	7,652
Provision for loan losses	6,850	6,401	2,350	2,100
Net interest income after provision for loan losses	17,029	15,939	5,610	5,552
Noninterest income:
Loan fees	185	109	20	28
Net income from BOLI	133	132	45	43
Service fees on deposit accounts	166	191	58	62
Gain on sale of SBA loans	3,892	1,311	751	635
Other than temporary impairment losses	(132)	(115)	(48)	(71)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	47	49	20	23
Net impairment losses recognized in earnings	(85)	(66)	(28)	(48)
(Loss) gain on sale and write-down of real estate owned	(525)	39	(577)	(7)
Other	173	176	56	121
Total noninterest income	3,939	1,892	325	834
Noninterest expense:
Compensation and benefits	4,227	3,641	1,406	1,163
Professional services	966	873	321	291
Occupancy and equipment	751	691	248	253
Data processing	316	250	92	88
FDIC insurance	877	653	192	216
Other operating expense	2,371	2,144	793	1,265
Total noninterest expense	9,508	8,252	3,052	3,276
Income before income tax expense	11,460	9,595	2,883	3,121
Income tax expense	4,605	3,802	1,161	1,180
Net income attributable to Company and noncontrolling (minority) interest	6,855	5,793	1,722	1,941
Net income attributable to noncontrolling (minority) interest	(848)	(168)	(152)	(113)
Net income attributable to Company	6,007	5,625	1,570	1,828
Preferred stock dividend and discount accretion	749	740	251	247
Net income available to common shareholders	$5,258	$4,885	$1,319	$1,581

Earnings per common share
Basic	$1.08	$1.00	$0.27	$0.32
Diluted	$1.05	$0.98	$0.27	$0.32
Weighted average shares outstanding
Basic	4,886,178	4,860,956	4,886,178	4,881,610
Diluted	4,987,961	4,975,535	4,937,242	4,900,332
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non-Controlling (Minority) Interest	Total Equity
(in thousands)
Balance, December 31, 2009	$15,508	$421	$37,020	$14,071	$(2,867)	$(2,180)	$61,973	$—	$61,973
Stock options exercised			22				22		22
Capital contribution by noncontrolling (minority) interest								196	196
Capital withdrawals by noncontrolling (minority) interest								(186)	(186)
10% common stock dividend		44	4,879	(4,929)			(6)		(6)
Comprehensive income:
Net income				5,625			5,625	168	5,793
Non-credit unrealized losses on debt securities with OTTI, net of taxes					85		85		85
Net unrealized gains on available for sale securities without OTTI, net of taxes					1,921		1,921		1,921
Pension liability adjustments, net of tax					32		32		32
Total comprehensive income							7,663	168	7,831
Dividend on preferred stock (5% annually)				(610)			(610)		(610)
Accretion of discount on preferred stock	130			(130)			—		—
Balance, September 30, 2010	$15,638	$465	$41,921	$14,027	$(829)	$(2,180)	$69,042	$178	$69,220

Balance, December 31, 2010	$15,683	$465	$41,931	$15,494	$(693)	$(2,180)	$70,700	$32	$70,732
Capital withdrawals by noncontrolling (minority) interest								(812)	(812)
10% common stock dividend		45	3,913	(3,959)			(1)		(1)
Comprehensive income:
Net income				6,007			6,007	848	6,855
Non-credit unrealized losses on debt securities with OTTI, net of taxes					(47)		(47)		(47)
Net unrealized gains on available for sale securities without OTTI, net of taxes					171		171		171
Pension liability adjustments, net of taxes					30		30		30
Total comprehensive income							6,161	848	7,009
Dividend on preferred stock (5% annually)				(611)			(611)		(611)
Accretion of discount on preferred stock	138			(138)			—		—
Balance, September 30, 2011	$15,821	$510	$45,844	$16,793	$(539)	$(2,180)	$76,249	$68	$76,317

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2011	2010
	(in thousands)
Cash Flows from Operating Activities
Net income	$6,855	$5,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	247
Provision for loan losses	6,850	6,401
Bank owned life insurance income	(133)	(132)
Supplemental executive retirement plan expense	286	333
Gain on sale of SBA loans	(3,892)	(1,311)
SBA loans originated for sale	(21,993)	(12,593)
Proceeds from sale of SBA loans originated for sale	24,455	13,904
Gain (loss) and writedown on sale of other real estate owned	525	(39)
Other than temporary impairment of investments	85	66
Net accretion of purchase premiums and discounts on securities	(59)	(59)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(908)	(848)
(Decrease) increase in accrued interest payable and other accrued liabilities	(1,047)	1,107
Net cash provided by operating activities	11,297	8,525
Cash Flows from Investing Activities
Purchases of investment securities available for sale	—	(1,794)
(Purchases) redemptions of restricted stock	(77)	7
Proceeds from sale of securities available for sale	500	—
Proceeds from maturities and principal payments on mortgage-backed securities	2,983	7,171
Proceeds from the sale of REO property	3,175	453
Advances for other real estate owned	(4,387)	—
Net increase in loans	(17,427)	(45,407)
Purchases of bank premises and equipment	(161)	(1,724)
Net cash used in investing activities	(15,394)	(41,294)
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(611)	(610)
Cash payment of fractional shares on 10% stock dividend	(1)	(6)
Proceeds from exercise of stock options and warrants	—	22
Net decrease in Federal Home Loan Bank short term borrowings	—	2,319
Minority interest capital withdrawal	(812)	—
Payments of Federal Home Loan Bank advances	(113)	(607)
Net increase in noninterest-bearing deposits	227	1,194
Net increase in interest-bearing deposits	17,080	77,473
Net cash provided by financing activities	15,770	79,785
Increase in cash and cash equivalents	11,673	47,016
Cash and Cash Equivalents, beginning of period	57,628	4,154
Cash and Cash Equivalents, end of period	$69,301	$51,170
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$7,219	$8,527
Income taxes	$5,601	$6,200
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$802	$13,273
Transfer of loans in settlement of secured borrowings	$11,454	—
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited. The balance sheet as of December 31, 2010, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year.

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

New authoritative accounting guidance (Accounting Standards Update No. 2011-01) under ASC Topic 310, "Receivables", temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20. The delay was intended to allow the Board time to complete its deliberations on what constituted a troubled debt restructuring. In April 2011, new authoritative guidance (Accounting Standards Update No. 2011-02) under ASC Topic 310 was released to assist creditors in determining whether a restructuring is a troubled debt restructuring. This update clarifies the guidance on a whether a creditor has made a concession and whether a debtor is experiencing financial difficulties. In addition, the disclosures that were deferred under ASU 2011-01 will now be required. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011. The expanded new disclosures are incorporated in Note 4, “Loans”, and did not have a material impact on the Company’s financial condition or results of operation.

In April 2011, the FASB issued (ASU) 2011-02 which provides additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant. The guidance prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of ASU 2011-02.

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Company will adopt the accounting standard during 2012, as required, with no material impact on its results of operations or financial position.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available-for-sale and held-to-maturity securities as of September 30, 2011 and December 31, 2010:

As of September 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,006	$11	$—	$—	$3,017
Corporate debt obligations	1,500	14	24	—	1,490
Residential mortgage-backed securities	13,329	821	—	—	14,150
Collateralized mortgage obligations	1,624	100	—	20	1,704
Collateralized debt obligations	5,556	—	1,014	502	4,040
Total available-for-sale	$25,015	$946	$1,038	$522	$24,401

Held to maturity:
States and political subdivisions	$2,024	$65	$68	$—	$2,021

As of December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$3,006	$14	$95	$—	$2,925
Corporate debt obligations	2,000	94	—	—	2,094
Residential mortgage-backed securities	15,938	645	24	—	16,559
Collateralized mortgage obligations	2,045	107	—	—	2,152
Collateralized debt obligations	5,562	—	1,014	548	4,000
Total available-for-sale	$28,551	$860	$1,133	$548	$27,730

Held to maturity:
States and political subdivisions	$1,999	$60	$11	$—	$2,048

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity as of September 30, 2011 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through five years	1,000	1,009
Due after five years through ten years	2,000	2,002
Due after ten years	7,062	5,536
Residential mortgage-backed securities and collateralized mortgage obligations	14,953	15,854
Total available-for-sale	$25,015	$24,401

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,024	2,021
Total held-to-maturity	$2,024	$2,021

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of September 30, 2011, securities with a carrying value of $10.1 million, and fair value of $10.5 million, are pledged as collateral for borrowed funds. In addition, securities with a carrying value of $8.9 million and fair value of $9.4 million were pledged to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011:

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available-for-sale:
Corporate debt obligations	$476	$24	$—	$—	$476	$24
Collateralized debt obligations	—	—	3,736	1,014	3,736	1,014
Total available-for-sale	$476	$24	$3,736	$1,014	$4,212	$1,038

Held-to-maturity:
States and political subdivisions	$720	$68	$—	$—	$720	$68

Corporate Debt Obligations: The unrealized loss on the Company’s investment in corporate debt obligations relates to one security. The loss was caused by movement in interest rates. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in this security to be other-than-temporarily impaired at September 30, 2011.

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

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default. Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates (“CDR”) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks.  The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2011 or December 31, 2010.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011	2010

	(amounts in thousands)
Beginning balance	$2,657	$4,008
Initial credit impairment	—	—
Subsequent credit impairments	85	66
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	524	1,384
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,218	$2,690

	For the Three Months Ended September 30,
	2011	2010

	(amounts in thousands)
Beginning balance	$2,398	$2,808
Initial credit impairment	—	—
Subsequent credit impairments	28	48
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	208	166
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$2,218	$2,690

A summary of investment gains and losses recognized in income during the nine month and three month periods ended September 30, 2011 and 2010 are as follows:

	For the Nine Months Ended September 30,
	2011	2010

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(85)	(66)
Total available-for-sale securities	$(85)	$(66)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$—	$—

	For the Three Months Ended September 30,
	2011	2010

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	(28)	(48)
Total available-for-sale securities	$(28)	$(48)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$—	$—

During the first nine months of 2011, the Company recognized $85,000 of other-than-temporary impairment losses on available-for-sale securities, attributable to impairment charges recognized on a privately issued CMO.

The impairment charges for the CMO were recognized in light of significant deterioration of housing values in the residential real estate market, the significant rise in delinquencies and charge-offs of the underlying mortgage loans and resulting decline in the market value of the securities.

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

CPR assumptions were based on an evaluation of the lifetime conditional prepayment rates; 3 month CPR over the most recent period, past 6 months and past 12 months; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values. The CPR assumptions utilized ranged from 7.73% to 8.51%.

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

NOTE 4.  LOANS

The portfolio of the loans outstanding consists of:

	September 30, 2011		December 31, 2010
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and industrial	$23,931	3.7%	$24,782	4.0%
Real estate construction:
Residential	21,525	3.4	38,810	6.2
Commercial	56,826	8.9	57,086	9.1
Real estate mortgage:
Commercial – owner occupied	145,351	22.8	141,035	22.5
Commercial – non owner occupied	207,231	32.5	178,755	28.6
Residential – 1 to 4 family	147,272	23.1	141,315	22.5
Residential - Multifamily	17,514	2.7	27,841	4.4
Consumer	18,547	2.9	17,115	2.7
Total Loans	$638,197	100.0%	$626,739	100.0%

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $29.0 million and $65.6 million at September 30, 2011 and December 31, 2010 respectively. On a monthly basis management reviews loans with interest reserves to assess current and projected performance.

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

Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower's management possesses sound ethics and solid business acumen, the Company's management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and almost always will incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

With respect to construction loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally underwritten based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 41.4% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonaccrual and Past Due Loans:  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when a loan is 90 days past due, unless the loan is well secured and in the process of collection, as required by regulatory provision. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans by class follows:

As of September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)
Commercial and industrial	$594	$—	$—	$—	$594	$23,337	$23,931
Real estate construction:
Residential	—	—	—	4,557	4,557	16,968	21,525
Commercial	—	1,698	—	7,597	9,295	47,531	56,826
Real estate mortgage:
Commercial – owner occupied	165	—	—	4,878	5,043	140,308	145,351
Commercial – non owner occupied	1,510	—	—	10,686	12,196	195,035	207,231
Residential – 1 to 4 family	524	—	—	10,294	10,818	136,454	147,272
Residential - Multifamily	—	—	—	585	585	16,929	17,514
Consumer	—	—	—	169	169	18,378	18,547
Total Loans	$2,793	$1,698	$—	$38,766	$43,257	$594,940	$638,197

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)
Commercial and industrial	$21	$98	$—	$—	$119	$24,663	$24,782
Real estate construction:
Residential	1,657	—	—	8,546	10,203	28,607	38,810
Commercial	266	—	—	6,701	6,967	50,119	57,086
Real estate mortgage:
Commercial – owner occupied	4,157	—	—	546	4,703	136,332	141,035
Commercial – non owner occupied	406	5,670	—	826	6,902	171,853	178,755
Residential – 1 to 4 family	1,334	2,161	—	9,415	12,910	128,405	141,315
Residential - Multifamily	75	—	—	1,350	1,425	26,416	27,841
Consumer	—	—	—	61	61	17,054	17,115
Total Loans	$7,916	$7,929	$—	$27,445	$43,290	$583,449	$626,739

Impaired Loans:  Loans with a risk rating of substandard or worse are deemed impaired. In addition, Troubled Debt Restructurings are also deemed impaired.

All impaired loans have an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety day period, a charge-off equal to the difference between the loan carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have at least nine months of payment history and future collectability of principal and interest is assured.

Impaired loans are set forth in the following tables.

As of September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized1
	(Amounts in thousands)
With no related allowance recorded:
Commercial and industrial	$594	$594	$—	$594	$18
Real estate construction:
Residential	4,149	4,341	—	5,877	160
Commercial	14,324	14,545	—	14,455	331
Real estate mortgage:
Commercial – owner occupied	7,043	7,043	—	7,097	135
Commercial – non owner occupied	43,024	43,024	—	46,163	2,228
Residential – 1 to 4 family	12,090	14,689	—	14,557	169
Residential - Multifamily	585	655	—	626	29
Consumer	169	169	—	171	8
	81,978	85,060	—	89,540	3,078

With an allowance recorded:
Commercial and industrial	—	—	—	—	—
Real estate construction:
Residential	5,772	7,010	1,391	6,737	176
Commercial	1,645	1,645	166	1,564	55
Real estate mortgage:
Commercial – owner occupied	592	592	24	593	34
Commercial – non owner occupied	12,244	12,364	643	11,358	305
Residential – 1 to 4 family	1,976	1,976	43	1,806	64
Residential - Multifamily	3,426	3,426	2	4,136	218
Consumer	—	—	—	—	—
	25,655	27,013	2,269	26,194	852

Total:
Commercial and industrial	594	594	—	594	18
Real estate construction:
Residential	9,921	11,351	1,391	12,614	336
Commercial	15,969	16,190	166	16,019	386
Real estate mortgage:
Commercial – owner occupied	7,635	7,635	24	7,690	169
Commercial – non owner occupied	55,268	55,388	643	57,521	2,533
Residential – 1 to 4 family	14,066	16,665	43	16,363	233
Residential - Multifamily	4,011	4,081	2	4,762	247
Consumer	169	169	—	171	8
Total	$107,633	$112,073	$2,269	$115,734	$3,930

1Reflects the interest income recognized on impaired loans, which includes performing troubled debt restructurings accruing interest, during the nine month period ending September 30, 2011. Interest income recognized on a cash basis subsequent to a loan being placed on nonaccrual was $162,000 during the period.

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

1Reflects the interest income recognized on impaired loans, which includes performing troubled debt restructurings, during 2010. Interest income recognized on a cash basis subsequent to a loan being placed on nonaccrual was $45,000 during 2010.

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

At the time a loan is modified in a troubled debt restructuring, we consider the following factors to determine whether the loan should accrue interest:

•	Whether there is a minimum of nine months of current payment history under the current terms;
•	Whether the loan is current at the time of restructuring; and
•	Whether we expect the loan to continue to perform under the restructured terms with a debt coverage ratio that complies with the Bank’s credit underwriting policy of 1.25 times debt service.

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

A borrower with a restructured loan must make a minimum of nine consecutive monthly payments at the restructured level and be current as to both interest and principal to be on accrual status.

The following is an analysis of loans modified in a troubled debt restructuring by type of concession as of September 30, 2011. There were no modifications that involved forgiveness of debt.

	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(amounts in thousands)
Reduction in interest rate	$15,586	$11,138	$26,724
A period of interest only payments	17,745	9,467	27,212
Total	$33,331	$20,605	$53,936

The following is an analysis of performing and nonperforming loans modified in a troubled debt restructuring as of September 30, 2011.

	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest		Total
	Balance	Count	Balance	Count	Balance	Count
	(loan balances in thousands)
Commercial	$594	1	$—	—	$594	1
Residential Real Estate Construction	—	—	958	1	958	1
Commercial Real Estate Mortgage - Owner Occupied	2,387	4	4,431	6	6,818	10
Commercial Real Estate Mortgage - Non-owner Occupied	23,773	6	9,468	4	33,241	10
Commercial Real Estate Mortgage -Multifamily	3,426	1	503	2	3,929	3
Residential Real Estate Mortgage	3,151	6	5,245	6	8,396	12
Total	$33,331	18	$20,605	19	$53,936	37

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 7. Grade 1 through 4 are considered “Pass”. A description of the general characteristics of the seven risk grades is as follows:

1.	Good: Borrower exhibits the strongest overall financial condition and represents the most creditworthy profile.
2.	Satisfactory (A): Borrower reflects a well balanced financial condition, demonstrates a high level of creditworthiness and typically will have a strong banking relationship with the Bank.
3.	Satisfactory (B): Borrower exhibits a balanced financial condition and does not expose the Bank to more than a normal or average overall amount of risk. Loans are considered fully collectable.
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

An analysis of the credit risk profile by internally assigned grades is as follows:

At September 30, 2011	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and industrial	$22,837	$500	$594	$—	$23,931
Real estate construction:
Residential	11,260	344	9,921	—	21,525
Commercial	30,605	—	26,221	—	56,826
Real estate mortgage:
Commercial – owner occupied	135,011	3,842	6,498	—	145,351
Commercial – non owner occupied	158,871	10,408	37,952	—	207,231
Residential – 1 to 4 family	125,372	4,043	17,857	—	147,272
Residential - Multifamily	13,503	3,426	585	—	17,514
Consumer	18,378	—	169	—	18,547
Total	$515,837	$22,563	$99,797	$—	$638,197

At December 31, 2010	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and industrial	$23,497	$500	$785	$—	$24,782
Real estate construction:
Residential	12,132	6,899	19,779	—	38,810
Commercial	38,005	900	18,181	—	57,086
Real estate mortgage:
Commercial – owner occupied	134,355	3,250	3,430	—	141,035
Commercial – non owner occupied	122,494	41,223	15,038	—	178,755
Residential – 1 to 4 family	126,270	4,290	10,755	—	141,315
Residential - Multifamily	26,491	—	1,350	—	27,841
Consumer	15,559	1,495	61	—	17,115
Total	$498,803	$58,557	$69,379	$—	$626,739

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

During the three months ended September 30, 2011, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for commercial, residential real estate construction, commercial real estate construction and residential real estate mortgage. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $283,000 for construction and $1.0 million for residential real estate.

An analysis of the allowance for loan losses for the nine month and three month periods ended September 30, 2011 and 2010 is as follows:

Allowance for loan Losses:	For the nine month period ended September 30, 2011
	Balance at December 31, 2010	Charge-offs	Recoveries	Provisions	Balance at September 30, 2011
	(Amounts in thousands)
Commercial and industrial	$448	$22	$—	$30	$456
Real estate construction:
Residential	2,980	2,764	22	2,171	2,409
Commercial	1,576	494	—	1,030	2,112
Real estate mortgage:
Commercial – owner occupied	2,508	—	—	203	2,711
Commercial – non owner occupied	3,792	—	—	783	4,575
Residential – 1 to 4 family	2,848	1,910	—	2,919	3,857
Residential - Multifamily	372	—	—	(167)	205
Consumer	130	—	1	16	147
Unallocated	135	—	—	(135)	—
Total	$14,789	$5,190	$23	$6,850	$16,472

	For the nine month period ended September 30, 2010
	Balance at December 31, 2009	Charge-offs	Recoveries	Provisions	Balance at September 30, 2010
	(Amounts in thousands)
Commercial and industrial	$214	$615	$—	$714	$313
Real estate construction:
Residential	4,074	3,721	—	1,032	1,385
Commercial	498	588	—	1,636	1,546
Real estate mortgage:
Commercial – owner occupied	3,332	120	—	(696)	2,516
Commercial – non owner occupied	2,643	—	—	1,035	3,678
Residential – 1 to 4 family	1,220	257	—	1,166	2,129
Residential - Multifamily	231	70	—	349	510
Consumer	102	6	—	25	121
Unallocated	90	—	—	1,140	1,230
Total	$12,404	$5,377	$—	$6,401	$13,428

	For the three month period ended September 30, 2011
	Balance at June 30, 2011	Charge-offs	Recoveries	Provisions	Balance at September 30, 2011
	(Amounts in thousands)
Commercial and industrial	$496	$—	$—	$(40)	$456
Real estate construction:
Residential	2,494	37	22	(70)	2,409
Commercial	2,077	494	—	529	2,112
Real estate mortgage:
Commercial – owner occupied	2,508	—	—	203	2,711
Commercial – non owner occupied	4,452	—	—	123	4,575
Residential – 1 to 4 family	3,694	1,910	—	2,073	3,857
Residential - Multifamily	372	—	—	(167)	205
Consumer	143	—	1	3	147
Unallocated	304	—	—	(304)	—
Total	$16,540	$2,441	$23	$2,350	$16,472

	For the three month period ended September 30, 2010
	Balance at June 30, 2010	Charge-offs	Recoveries	Provisions	Balance at September 30, 2010
	(Amounts in thousands)
Commercial and industrial	$232	$331	$—	$412	$313
Real estate construction:
Residential	2,805	2,000	—	580	1,385
Commercial	697	588	—	1,437	1,546
Real estate mortgage:
Commercial – owner occupied	4,812	—	—	(2,296)	2,516
Commercial – non owner occupied	3,590	120	—	208	3,678
Residential – 1 to 4 family	1,823	449	—	755	2,129
Residential - Multifamily	492	71	—	89	510
Consumer	106	6	—	21	121
Unallocated	336	—	—	894	1,230
Total	$14,893	$3,565	$—	$2,100	$13,428

Allowance for Loan Losses, at September 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$—	$456	$456
Real estate construction:
Residential	1,391	1,018	2,409
Commercial	166	1,946	2,112
Real estate mortgage:
Commercial – owner occupied	24	2,687	2,711
Commercial – non owner occupied	643	3,932	4,575
Residential – 1 to 4 family	43	3,814	3,857
Residential - Multifamily	2	203	205
Consumer	—	147	147
Unallocated	—
Total	$2,269	$14,203	$16,472

Allowance for Loan Losses, at December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$—	$448	$448
Real estate construction:
Residential	2,091	889	2,980
Commercial	—	1,576	1,576
Real estate mortgage:
Commercial – owner occupied	5	2,478	2,483
Commercial – non owner occupied	192	3,624	3,816
Residential – 1 to 4 family	490	2,359	2,849
Residential - Multifamily	73	299	372
Consumer	—	130	130
Unallocated	—	135	135
Total	$2,851	$11,938	$14,789

Loans, at September 30, 2011:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$594	$23,337	$23,931
Real estate construction:
Residential	11,351	10,174	21,525
Commercial	16,190	40,636	56,826
Real estate mortgage:
Commercial – owner occupied	7,635	137,716	145,351
Commercial – non owner occupied	55,388	151,843	207,231
Residential – 1 to 4 family	16,665	130,607	147,272
Residential - Multifamily	4,081	13,433	17,514
Consumer	169	18,378	18,547
Total	$112,073	$526,124	$638,197

Loans, at December 31, 2010:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$785	$23,997	$24,782
Real estate construction:
Residential	19,779	19,031	38,810
Commercial	18,181	38,905	57,086
Real estate mortgage:
Commercial – owner occupied	9,146	131,889	141,035
Commercial – non owner occupied	42,585	136,170	178,755
Residential – 1 to 4 family	14,285	127,030	141,315
Residential - Multifamily	7,201	20,640	27,841
Consumer	61	17,054	17,115
Total	$112,023	$514,716	$626,739

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

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$97,999	15.02%	$52,212	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$89,788	13.76%	$26,106	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$89,788	12.08%	$29,729	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$92,629	14.20%	$52,183	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$84,394	12.94%	$26,092	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$84,394	11.23%	$30,062	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$97,786	14.98%	$52,212	8%	$65,265	10%
(to Risk Weighted Assets)

Tier 1 Capital	$89,575	13.72%	$26,106	4%	$39,159	6%
(to Risk Weighted Assets)

Tier 1 Capital	$89,575	12.05%	$29,729	4%	$37,161	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
(amounts in thousands except ratios)

Total Risk Based Capital	$92,556	14.21%	$52,181	8%	$65,226	10%
(to Risk Weighted Assets)

Tier 1 Capital	$84,321	12.94%	$26,091	4%	$39,136	6%
(to Risk Weighted Assets)

Tier 1 Capital	$84,321	11.24%	$30,062	4%	$37,577	5%
(to Average Assets)

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the provisions resulting from the Act was the Treasury Capital Purchase Program (CPP) which provides for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.   This program was voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury.   The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009.   These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The allocation of proceeds resulted in a discount on the preferred stock that will be accreted over five years. The Company issued 329,757 common stock warrants to the U.S. Treasury and $930,000 of those proceeds was allocated to the warrants. The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $7.41 per share of common stock.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income is presented in the following tables:

	For the nine months ended September 30, (amounts in thousands)
	2011	2010
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	$40	$142
Unrealized gains (losses) on available for sale securities without OTTI	168	3,201
Minimum pension liability	50	54
Tax impact	(104)	(1,359)
Other comprehensive income	$154	$2,038

	For the three months ended September 30, (amounts in thousands)
	2011	2010
Non-credit unrealized gains (losses) on debt securities with OTTI:
Available-for-sale	$(17)	$64
Unrealized gains (losses) on available for sale securities without OTTI	47	(112)
Minimum pension liability	17	19
Tax impact	(19)	11
Other comprehensive income	$28	$(18)

Accumulated other comprehensive income consisted of the following at:

	September 30, 2011	December 31, 2010
	(amounts in thousands)
Securities
Non-credit unrealized losses on debt securities with OTTI:
Available for sale	$(522)	$(548)
Unrealized gains (losses) on available for sale securities without OTTI	(92)	(273)
Minimum pension liability	(285)	(201)
Tax impact	360	329
	$(539)	$(693)

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

Fair Value on a Recurring Basis:

The following is a description of the Company’s valuation methodologies for assets carried at fair value. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting measurement date.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of September 30, 2011
U.S. Government sponsored entities	$—	$3,017	$—	$3,017
Corporate debt obligations	—	1,490	—	1,490
Residential mortgage-backed securities	—	14,150	—	14,150
Collateralized mortgage-backed securities		1,477	227	1,704
Collateralized debt obligations	—	—	4,040	4,040
Total	$—	$20,134	$4,267	$24,401

As of December 31, 2010
U.S. Government sponsored entities	$—	$2,925	$—	$2,925
Corporate debt obligations	—	2,094	—	2,094
Residential mortgage-backed securities	—	16,559	—	16,559
Collateralized mortgage-backed securities		1,592	560	2,152
Collateralized debt obligations	—	—	4,000	4,000
Total	$—	$23,170	$4,560	$27,730

For the three and nine months ending September 30, 2011, there have been no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ending September 30:

	Securities Available for Sale
	2011	2010
	(amounts in thousands)
Beginning balance at January 1,	$4,560	$1,851
Total net gains (losses) included in:
Net income (loss)	(85)	(66)
Other comprehensive income (loss)	(47)	2,628
Settlements	(161)	(170)
Net transfers into Level 3	—	—
Ending balance September 30,	$4,267	$4,253

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2011
Impaired loans	$—	$—	$35,717	$35,717
OREO	—	—	18,190	18,190

As of December 31, 2010
Impaired loans	$—	$—	$26,122	$26,122
OREO	—	—	16,701	16,701

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $38.8 million and $29.0 million at September 30, 2011 and December 31, 2010 respectively, with a valuation allowance of $3.0 million and $2.9 million at September 30, 2011 and December 31, 2010 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheet.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$69,301	$69,301	$57,628	$57,628
Investment securities (available-for-sale and held-to-maturity)	26,425	26,422	29,729	29,778
Restricted stock	3,117	3,117	3,040	3,040
Loans held for sale	1,110	1,110	11,454	11,454
Loans, net	621,725	631,180	610,950	618,721
Accrued interest receivable	2,905	2,905	3,273	3,273

Financial Liabilities:
Demand and savings deposits	$337,395	$337,395	$298,598	$298,598
Time deposits	284,634	286,181	306,124	307,776
Borrowings	64,049	68,091	75,616	79,029
Accrued interest payable	656	656	828	828

NOTE 8.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the nine month and three month periods ending September 30, 2011 and 2010.

	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Basic earnings per common share
Net income available to common shareholders	$5,258	$4,885	$1,319	$1,581
Average common shares outstanding	4,886,178	4,860,959	4,886,178	4,881,610
Basic earnings per common share	$1.08	$1.00	$0.27	$0.32

Diluted earnings per common share
Net income available to common shareholders	$5,258	$4,885	$1,319	$1,581
Average common shares outstanding	4,886,178	4,860,956	4,886,178	4,881,610
Dilutive potential common shares	101,783	114,579	51,064	108,722
Total diluted average common shares outstanding	4,987,961	4,975,535	4,937,242	4,900,332
Diluted earnings per common share	$1.05	$0.98	$0.27	$0.32

For the nine months ended September 30, 2011 and 2010, options to purchase 324,454 shares and 324,716 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

For the three months ended September 30, 2011 and 2010, options to purchase 332,192 shares and 325,680 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

NOTE 9.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2011 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

At September 30, 2011, the Company’s total assets increased to $767.0 million from $756.9 million at December 31, 2010, an increase of $10.1 million or 1.3%.

Cash and cash equivalents increased $11.7 million to $69.0 million at September 30, 2011 from $57.6 million at December 31, 2010.

Total investment securities decreased to $26.4 million at September 30, 2011 ($24.4 million classified as available-for-sale or 92.3%) from $29.7 million at December 31, 2010, a decrease of $3.3 million or 11.1%. The decrease is due to cash flow from principal payments.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine months ended September 30, 2011, the Company recognized credit-related OTTI charges (pre-tax) of $85,000 on a private-label CMO.

Total loans increased to $638.2 million at September 30, 2011 from $626.7 million at December 31, 2010, an increase of $11.5 million or 1.8%. Growth in the portfolio was offset by charge-offs of impaired loan balances and loan pay-offs.

Delinquent loans totaled $43.3 million or 6.8% of total loans at September 30, 2011, nearly unchanged from December 31, 2010. Delinquent loan balances by number of days delinquent were: 31 to 59 days --- $2.8 million; 60 to 89 days --- $1.7 million; 90 days and greater not accruing interest --- $38.8 million.

At September 30, 2011, the Company had $38.8 million in nonaccrual loans or 6.1% of total loans, an increase from $27.4 million or 4.4% of total loans at December 31, 2010. The three largest relationships in nonaccrual loans are a $5.3 million hotel loan, a $4.1 million residential loan, and a $2.8 million land development loan.

The composition of nonaccrual loans as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(amounts in thousands except ratios)
Commercial and industrial	$—	$—
Real estate construction:
Residential	4,557	8,546
Commercial	7,597	6,701
Real estate mortgage:
Commercial – owner occupied	4,878	546
Commercial – non owner occupied	10,686	826
Residential – 1 to 4 family	10,294	9,415
Residential - Multifamily	585	1,350
Consumer	169	61
Total	$38,766	$27,445

Nonperforming loans to total loans	6.07%	4.38%

At September 30, 2011 Parke Bancorp's allowance for loan losses was $16.5 million an increase of $1.7 million from December 31, 2010. The ratio of allowance for loan losses to total loans increased to 2.58% at September 30, 2011 from 2.36% at December 31, 2010. During the nine month period ended September 30, 2011, the Company charged-off $5.2 million in loans. Specific allowances for loan losses have been established in the amount of $2.3 million on impaired loans totaling $27.0 million at September 30, 2011. To our knowledge, we have provided for all losses that are both probable and reasonably estimable at September 30, 2011 and December 31, 2010. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 5.82% of total assets at December 31, 2010 to 7.41% at September 30, 2011. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall.  See Note 4 – Loans. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at September 30, 2011 was $18.2 million, compared to $16.7 million at December 31, 2010, the largest being a condominium development at $12.3 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Nine Months Ended September 30,
	2011	2010
	(amounts in thousands)
Balance at beginning of period	$16,701	$—
Real estate acquired in settlement of loans	802	13,629
Sales of real estate	(3,220)	(5,829)
Write-down of real estate carrying values	(480)
Capitalized improvements to real estate	4,387	—
Balance at end of period	$18,190	$7,800

At September 30, 2011, the Bank’s total deposits increased to $622.0 million from $604.7 million at December 31, 2010, an increase of $17.3 million or 2.86%. The increase was due to core deposit growth of $46.1 million offset by a planned run-off of brokered deposits of $28.8 million.

At September 30, 2011, total equity increased to $76.3 million from $70.7 million at December 31, 2010, an increase of $5.6 million or 7.92% due to the retention of earnings from the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General: Net income available to common shareholders for the nine months ended September 30, 2011 was $5.3 million, compared to $4.9 million for the same period in 2010. The increase was impacted by the following:

Interest Income:  Interest income decreased $17,000, or 0.1%, to $30.9 million for the nine months ended September 30, 2011. The decrease is attributable to the combined effects of higher average loan balances, offset by a lower yield on loans.  Average loans for the nine month period ended September 30, 2011 were $634.8 million compared to $618.8 million for the same period last year. The average yield on loans was 6.28% for the nine months ended September 30, 2011 compared to 6.40% for the same period in 2010.

Interest Expense: Interest expense decreased $1.6 million or 18.0%, to $7.0 million for the nine months ended September 30, 2011, from $8.6 million for the nine months September 30, 2010. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the nine month period ended September 30, 2011 was 1.39% compared to 1.83% for the same period last year.

Net Interest Income:  Net interest income increased $1.6 million, or 6.8%, to $23.9 million for the nine months ended September 30, 2011, from $22.3 million for the nine months ended September 30, 2010. We experienced an increase in our net interest rate spread of 6 basis points, to 4.32% for the nine months ended September 30, 2011, from 4.26% for the same period last year. Our net interest margin was 4.47% for the nine months ended September 30, 2011, unchanged from the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $6.9 million for the nine months ended September 30, 2011 compared to $6.4 million for the nine months ended September 30, 2010. The increase in the provision for losses over the prior year correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $3.9 million for the nine months ended September 30, 2011, compared to $1.9 million for the same period last year. The Company recognized $3.9 million in gains from the sale of the guaranteed portion of SBA loans in 2011 compared to $1.3 million for the same period last year. The increase in gain on sale of loans is a result of a change in the SBA sales agreement; warranty language was removed from the sales agreement and the Company is no longer required to defer the recognition of the gain for 90 days. The gain recorded represents loans sold during the nine month period ended September 30, 2011 ($2.6 million) and previously deferred gains from the quarter ended December 31, 2010 ($1.3 million). This increase was offset by a $480,000 write-down on OREO due to signed agreement of sales and reappraisals.

Non-interest Expense:  Non-interest expense increased $1.3 million to $9.5 million for the nine months ended September 30, 2011, from $8.3 million for the nine months ended September 30, 2010. Compensation and benefits expenses increased $586,000 due to increased staffing related to a branch expansion, annual merit raises and higher fringe benefit costs. Other operating expenses increased to $2.4 million for the nine month period, from $2.1 million for the same period last year, an increase of $227,000. The increase is primarily due to OREO and other loan related expenses including appraisal fees, real estate taxes and insurance.

Income Taxes:  The Company recorded income tax expense of $4.6 million, on income before taxes of $11.5 million for the nine months ended September 30, 2011, resulting in an effective tax rate of 40.2%, compared to income tax expense of $3.8 million on income before taxes of $9.6 million for the same period of 2010, resulting in an effective tax rate of 40.3%.

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

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$634,841	$29,802	6.28%	$618,846	$29,621	6.40%
Investment securities	31,060	1,033	4.45%	35,936	1,290	4.80%
Federal funds sold and cash equivalents	47,555	75	0.21%	13,225	16	0.16%
Total interest-earning assets	713,456	30,910	5.79%	668,007	30,927	6.19%
Non-interest earning assets	45,393			31,401
Allowance for loan losses	(16,046)			(14,075)
Total assets	$742,803			$685,333

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$15,354	113	0.98%	$12,070	106	1.17%
Money markets	90,427	734	1.09%	89,292	790	1.18%
Savings	192,368	1,784	1.24%	145,992	1,672	1.53%
Time deposits	228,231	2,652	1.55%	190,631	2,917	2.05%
Brokered certificates of deposit	47,420	682	1.92%	90,221	1,756	2.60%
Total interest-bearing deposits	573,800	5,965	1.39%	528,206	7,241	1.83%
Borrowings	64,099	1,066	2.22%	66,405	1,330	2.68%
Total interest-bearing liabilities	637,899	7,031	1.47%	594,611	8,571	1.93%
Non-interest bearing deposits	22,122			19,533
Other liabilities	8,194			4,560
Total liabilities	668,215			618,704
Shareholders’ equity	74,588			66,629
Total liabilities and shareholders’ equity	$742,803			$685,333
Net interest income		$23,879			$22,340
Interest rate spread			4.32%			4.26%
Net interest margin			4.47%			4.47%

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General: Net income available to common shareholders for the three months ended September 30, 2011 was $1.3 million, compared to $1.6 million for the same period in 2010. The decrease was impacted by the following:

Interest Income:  Interest income decreased $211,000, or 2.2%, to $10.3 million for the three months ended September 30, 2011, from $10.5 million for the three months ended September 30, 2010. The increase is attributable to higher average loan balances, offset by a lower yield on loans.  Average loans for the three month period ended September 30, 2011 were $631.6 million compared to $628.0 million for the same period last year. The average yield on loans was 6.23% for the three months ended September 30, 2011 compared to 6.35% for the same period in 2010.

Interest Expense: Interest expense decreased $508,000 to $2.3 million for the three months ended September 30, 2011, from $2.8 million for the three months September 30, 2010. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the three month period ended September 30, 2011 was 1.34% compared to 1.71% for the same period last year.

Net Interest Income:  Net interest income increased $297,000 to $8.0 million for the three months ended September 30, 2011, from $7.7 million for the three months ended September 30, 2010. We experienced an increase in our net interest rate spread of 5 basis points, to 4.28% for the three months ended September 30, 2011, from 4.23% for the same period last year. Our net interest margin increased 1 basis point, to 4.43% for the three months ended September 30, 2011, from 4.42% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.4 million for the three months ended September 30, 2011 compared to $2.1 million for the three months ended September 30, 2010. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risk inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $325,000 for the three months ended September 30, 2011, compared to $834,000 for the same period last year. The $509,000 decrease was due to $480,000 in write-down on OREO due to signed agreement of sales and reappraisals, partially offset by $751,000 in gains from the sale of the guaranteed portion of SBA loans in the three months ended September 30, 2011, compared to $635,000 for the same period last year.

Non-interest Expense:  Non-interest expense decreased $224,000 to $3.1 million for the three months ended September 30, 2011, from $3.3 million for the three months ended September 30, 2010. Compensation and benefits expenses increased $243,000 due to increased staffing, annual merit raises and higher fringe benefit costs. Other operating expenses decreased to $793,000 for the three month period, from $1.3 million for the same period last year, a decrease of $472,000. The decrease is primarily due to the Company recording a $618,000 charge related to funding a letter of credit due to a borrower’s nonperformance in the prior year period.

Income Taxes:  The Company recorded income tax expense of $1.2 million, on income before taxes of $2.9 million for the three months ended September 30, 2011, resulting in an effective tax rate of 40.3%, compared to income tax expense of $1.2 million on income before taxes of $3.1 million for the same period of 2010, resulting in an effective tax rate of 37.8%.

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

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$631,648	$9,912	6.23%	$627,995	$10,044	6.35%
Investment securities	30,023	329	4.35%	35,603	428	4.77%
Federal funds sold and cash equivalents	59,685	31	0.21%	23,962	11	0.18%
Total interest-earning assets	721,356	10,272	5.71%	687,560	10,483	6.05%
Non-interest earning assets	49,643			37,550
Allowance for loan losses	(17,214)			(15,535)
Total assets	$753,785			$709,575

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$15,900	39	0.98%	$14,796	47	1.26%
Money markets	87,486	237	1.09%	87,598	257	1.16%
Savings	203,665	637	1.25%	148,944	543	1.45%
Time deposits	235,701	871	1.48%	218,183	1,060	1.93%
Brokered certificates of deposit	42,534	176	1.66%	80,635	469	2.31%
Total interest-bearing deposits	585,286	1,960	1.34%	550,156	2,376	1.71%
Borrowings	64,062	352	2.20%	65,211	444	2.70%
Total interest-bearing liabilities	649,348	2,312	1.43%	615,367	2,820	1.82%
Non-interest bearing deposits	23,443			20,356
Other liabilities	4,411			4,892
Total liabilities	676,202			640,615
Shareholders’ equity	76,583			68,960
Total liabilities and shareholders’ equity	$753,785			$709,575
Net interest income		$7,960			$7,663
Interest rate spread			4.28%			4.23%
Net interest margin			4.43%			4.42%

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 104.7% and 103.6% at September 30, 2011 and December 31, 2010, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended September 30, 2011. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of September 30, 2011, the Company had a short term line of credit with Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on this line at September 30, 2011. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2011, the Company maintained lines of credit with the FHLB of $115.2 million, of which $40.7 million was outstanding at September 30, 2011.

As of September 30, 2011, the Company's investment securities portfolio included $14.0 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2011 management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

Recent Legislation

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010,  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s or the Bank’s business, results of operations and financial condition. The Dodd-Frank Act, among other things:

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

•	Permanently increases the deposit insurance coverage to $250,000 and allows depository institutions to pay interest on checking accounts; and

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1	Certification of CEO required by Rule 13a-14(a).
31.2	Certification of CFO required by Rule 13a-14(a).
32	Certification required by 18 U.S.C. §1350.
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       PARKE BANCORP, INC.

Date:	November 14, 2011	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)