Form 10-K
period 2011-12-31
PARKE BANCORP, INC.
filed 2012-03-26
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2011, was approximately $37.9 million.

As of March 5, 2012 there were issued and outstanding 4,886,178 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2011. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey.  The Bank also conducts business through offices in Northfield, Galloway Township and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania.  At December 31, 2011, the Company had assets of $790.7 million, net loans of $605.8 million, deposits of $634.9 million and shareholders’ equity of $77.3 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. (1) Except as set forth below, the Bank had no concentrations of loans exceeding 10% of its loans. Refer to pages 4 through 6 for descriptions of the loan categories presented.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial	$24,136	3.9%	$25,108	4.0%	$20,174	3.3%	$19,935	3.6%	$14,899	3.7%
Real estate construction
Residential	21,287	3.4	38,810	6.2	61,865	10.3	87,327	15.9	2,091	0.5
Commercial	50,361	8.1	57,651	9.2	44,726	7.4	31,582	5.8	106,320	26.0
Real estate mortgage
Residential	158,894	25.4	169,536	27.1	154,385	25.6	90,226	16.5	24,488	6.0
Commercial	351,665	56.2	318,519	50.8	309,226	51.2	308,457	56.3	242,668	59.4
Consumer	18,774	3.0	17,115	2.7	13,025	2.2	10,133	1.9	17,923	4.4
Total Loans	$625,117	100.00%	$626,739	100.00%	$603,401	100.00%	$547,660	100.00%	$408,389	100.0%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2011.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial	$15,114	$1,384	$7,638	$24,136
Real estate construction
Residential	17,843	1,391	2,053	21,287
Commercial	33,657	8,322	8,382	50,361
Real estate mortgage
Residential	15,903	30,086	112,905	158,894
Commercial	57,182	71,221	223,262	351,665
Consumer	1,616	215	16,943	18,774
Total Loans	$141,315	$112,619	$371,183	$625,117

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2011, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)
Commercial	$1,378	$7,644	$9,022
Real estate construction
Residential	795	2,649	3,444
Commercial	2,488	14,216	16,704
Real estate mortgage
Residential	67,333	75,658	142,991
Commercial	31,698	262,785	294,483
Consumer	16,896	262	17,158
Total Loans	$120,588	$363,214	$483,802

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2011, the Bank’s loan to one borrower limit was approximately $14.9 million and the Bank had no borrowers with loan balances in excess of $14.9 million. At December 31, 2011, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $9.5 million and was secured by the real estate. At December 31, 2011, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which includes non-accrual loans, were $97.2 million, $112.0 million, $50.9 million, $10.2 million and $2.0 million at December 31 2011, 2010, 2009, 2008, and 2007, respectively. Included in impaired loans at December 31, 2011 and 2010 were $67 million and $42.7 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature. The Company did not have any loans classified as troubled debt restructurings for the years ended December 31, 2009, 2008 and 2007.

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $14.6 million and $65.6 million at December 31, 2011 and December 31, 2010, respectively. Management on a monthly basis reviews loans with interest reserves to assess current and projected performance.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial	$—	$—	$350	$41	$52
Real Estate Construction
Residential	5,265	8,546	18,895	5,905	—
Commercial	7,703	6,701	198	—	325
Real Estate Mortgage
Residential	8,288	9,415	2,511	897	7
Commercial	22,929	2,722	3,381	1,380	367
Consumer	274	61	117	—	54
Total non-accrual loans	44,459	27,445	25,452	8,223	805

Accruing loans delinquent 90 days or more:
Commercial	—	—	—	—	—
Real Estate Construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$44,459	$27,445	$25,452	$8,223	$805

Total non-performing loans as a percentage of loans	7.1%	4.4%	4.2%	1.50%	0.20%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2011, the Bank had $44.5 million of loans that were on a non-accrual basis. Gross interest income of $1.0 million would have been recorded during the year ended December 31, 2011 if these loans had been performing in accordance with their terms. Interest income of $78,000 was recognized on these loans during the year ended December 31, 2011.

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

At December 31, 2011, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$29,748
Substandard	94,215
Doubtful	—
Loss	—
$123,963

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2011 was $19.4 million. The real estate owned consisted of 16 properties, the largest being a condominium development located in Absecon, New Jersey at $12.7 million. Also included is a country club located in Woodbury, New Jersey at $2.5 million.

Allowance for Losses on Loans. It is the policy of management to provide for possible losses on all loans in its portfolio, whether classified or not. A provision for loan losses is charged to operations based on management’s evaluation of the inherent losses estimated to have occurred in the Bank’s loan portfolio.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of the period	$14,789	$12,404	$7,777	$5,706	$4,511
Charge-offs:
Commercial	(22)	(615)	(73)	—	—
Real estate construction
Residential	(2,390)	(3,893)	(600)	—	—
Commercial	(494)	(588)	—	—	—
Real estate mortgage
Residential	(2,643)	(1,315)	—	—	—
Commercial	(426)	(189)	—	—	(200)
Consumer	—	(16)	—	(5)	—
Total charge-offs:	(5,975)	(6,616)	(673)	(5)	(200)

Recoveries:
Commercial	—	—	—	—	—
Real estate construction
Residential	24	—	—	—	—
Commercial	—	—	—	—	—
Real estate mortgage
Residential	34	—	—	—	—
Commercial	—	—	—	—	234
Consumer	1	—	—	13	—
Total recoveries:	59	—	—	13	234

Net recoveries (charge-offs)	(5,916)	(6,616)	(673)	8	34
Provision for loan losses	10,450	9,001	5,300	2,063	1,161
Balance at end of period	$19,323	$14,789	$12,404	$7,777	$5,706
Period-end loans outstanding (net of deferred costs/fees)	$625,117	$626,739	$603,401	$547,660	$408,389
Average loans outstanding	$630,570	$622,716	$621,619	$476,994	$365,884
Allowance as a percentage of period end loans	3.09%	2.36%	2.06%	1.42%	1.40%
Net loans charged off as a percentage of average loans outstanding	0.95%	1.06%	0.11%	0.00%	(0.01)%

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amount in thousands, except percentages)

Commercial	$451	2.3%	$448	4.0%	$415	3.3%	$283	3.6%	$209	3.7%
Real estate construction:
Residential	2,613	13.5	2,980	6.2	1,272	10.3	1,240	15.9	22	0.4
Commercial	1,971	10.2	1,576	9.2	919	7.4	448	5.8	1,489	26.1
Real estate mortgage:
Residential	4,468	23.2	3,220	27.1	3,174	25.6	1,281	16.5	257	4.5
Commercial	9,456	48.9	6,300	50.8	6,356	51.2	4,381	56.3	3,568	62.5
Consumer	148	0.8	130	2.7	268	2.2	144	1.9	161	2.8
Unallocated	216	1.1	135	—	—	—	—	—	—	—
Total Allowance	$19,323	100.0%	$14,789	100.0%	$12,404	100.0%	$7,777	100.0%	$5,706	100.0%

Investment Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2011, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2011, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2011	2010	2009
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,032	$1,999	$2,509

Securities Available for Sale:
U.S. government-sponsored entities	1,011	2,925	3,232
Corporate debt obligations	1,486	1,585	1,508
Residential mortgage-backed securities	14,461	16,558	19,698
Collateralized mortgage obligations	1,594	2,152	3,809
Collateralized debt obligations	3,965	4,509	1,173
Total securities available for sale	22,517	27,730	29,420

Total	$24,549	$29,729	$31,929

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2011 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2011
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Amort ized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
State and political subdivisions	$—	—%	$—	—%	$—	—%	$2,032	2.67%	$2,032	2.67%	$2,080

Securities Available for Sale:
U.S. government sponsored entities	—	—%	1,000	1.75%	—	—%	6	0.00%	1,006	1.75%	1,011
Corporate debt obligations	—	—	—	—	—	—	1,500	7.96	1,500	7.96	1,486
Residential mortgage- backed securities	—	—	—	—	943	4.08	12,754	4.44	13,697	4.42	14,461
Collateralized mortgage obligations	—	—	—	—	—	—	1,534	7.21	1,534	7.21	1,594
Collateralized debt obligations	—	—	—	—	—	—	5,556	2.00	5,556	2.00	3,965
Total securities available for sale	—	—	1,000	1.75	943	4.08	21,350	4.25	23,293	4.14	22,517
Total	$—	—%	$1,000	1.75%	$943	4.08%	$23,382	4.11%	$25,325	4.02%	$24,597

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $22.9 million and $70.1 million at December 31, 2011 and 2010, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARSTM settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARSTM deposits included within the brokered deposit total amounted to $22.9 million and $18.8 million at December 31, 2011 and December 31, 2010, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2011
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$15,972	0.95%	2.64%
Money markets	90,860	1.06%	15.01
Savings	197,069	1.22%	32.55
Time deposits	234,068	1.52%	38.66
Brokered CDs	44,101	1.82%	7.28
Total interest-bearing deposits	582,070	1.35%	96.14

Non-interest bearing demand deposits	23,357		3.86

Total deposits	$605,427		100.00%

	2010
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$12,936	1.19%	2.30%
Money markets	89,866	1.16%	15.98
Savings	150,008	1.46%	26.68
Time deposits	203,238	1.98%	36.14
Brokered CDs	86,235	2.53%	15.34
Total interest-bearing deposits	542,283	1.77%	96.44

Non-interest bearing demand deposits	20,040		3.56

Total deposits	$562,323		100.0%

	2009
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$10,945	1.41%	2.1%
Money markets	70,533	1.46%	13.5
Savings	104,586	2.11%	20.0
Time deposits	181,866	3.14%	34.6
Brokered CDs	136,168	3.36%	26.0
Total interest-bearing deposits	504,098	2.71%	96.2

Non-interest bearing demand deposits	21,488		3.8

Total deposits	$520,313		100.0%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$17,869
Three through twelve months	60,164
Over twelve months	30,565
Total	$108,598

Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from the FHLB outstanding during 2011, 2010, and 2009 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2011	2010	2009
	(Amounts in thousands, except rates)
Amount outstanding at year end	$74,010	$75,616	$67,831
Weighted average interest rates at year end	1.39%	2.28%	2.74%
Maximum outstanding at any month end	$74,010	$81,634	$67,831
Average outstanding	$64,519	$66,044	$58,351
Weighted average interest rate during the year	2.10%	2.65%	3.51%

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

Personnel

At December 31, 2011, the Bank had 47 full-time and 11 part-time employees.

Regulation

General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally required capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Interstate Branching.  The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

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

Transactions with Affiliates and Insiders.  The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries has been eliminated.  The Dodd-Frank Act also additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

During 2010, the Company evaluated the effectiveness of the internal control over financial reporting based upon the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation performed by management in conjunction with an outside consultant, the Company concluded that the internal control over financial reporting (Sarbanes-Oxley Section 404 certification) was effective as of December 31, 2011. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The FDIC and the New Jersey Department of Banking and Insurance Proposed Consent Orders. The FDIC and the New Jersey Department of Banking and Insurance have requested that the Bank enter into Consent Orders with such agencies.  Under the proposed Consent Orders, the terms of which are substantially identical, the Bank would be required, among other things, subject to review and approval by the FDIC and the Department of Banking and Insurance: (i) to adopt and implement a plan to reduce the Bank’s interest in delinquent or classified assets; (ii) to adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio and the identification of problem credits; (iii) to revise the Bank’s loan policies to address identified lending deficiencies; and (iv) to adopt and implement a program to reduce and manage each of the concentrations of credit identified by the FDIC and the Department of Banking and Insurance.

The proposed Consent Orders would also require the Bank to obtain the prior approval of the FDIC and the New Jersey Department of Banking and Insurance before declaring or paying any dividend or appointing or changing the title or responsibilities of any director or senior executive officer.  Additional regulatory provisions will require FDIC prior approval before the Bank enters into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee

Program”).  The Company and the Bank did not opt out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28, and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments.  In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009.  For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012.  The prepaid assessment would be applied against the actual assessment until exhausted.  Any funds remaining after June 30, 2013 would be returned to the institution.

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

Pursuant to these requirements, the FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I ranged between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate is reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.0165% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2011, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in

Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2011, net property and equipment totaled approximately $4.1 million.

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

Item 3.	Legal Proceedings

At December 31, 2011, the Company was not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2011 Annual Report is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no treasury stock repurchases during the fourth quarter of 2011.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2011 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2011 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )
	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	343,611	$10.01	148,181

Total	343,611	$10.01	148,181

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

•	Management’s Report on Internal Controls

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income For the Years Ended December 31, 2011 and 2010

•	Consolidated Statements of Equity for the Years Ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A (2)
3.3	Bylaws of Parke Bancorp, Inc. (1)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc. (1)
4.3	Warrant to Purchase shares of the Registrant’s common stock, dated January 30, 2009. (2)
4.4	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated January 30, 2009 between the Registrant and the United States Department of the Treasury. (2)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook (3)

10.3	Supplemental Executive Retirement Plan (1)
10.4	1999 Stock Option Plan(1)
10.5	2002 Stock Option Plan(1)
10.6	2003 Stock Option Plan (1)
10.7	2005 Stock Option Plan (4)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2011
21	Subsidiaries of the Registrant
23	Consent of McGladrey & Pullen, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Certification of CEO and CFO pursuant to Section 111(b)(4) of EESA
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8- K filed with the SEC on November 29, 2007.
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 26, 2012	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2012.

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