Form 10-Q
period 2012-03-31
PARKE BANCORP, INC.
filed 2012-05-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012.
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
Yes [  ]                No [X]

As of May 15, 2012, there were issued and outstanding 4,886,178 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from financial institutions	$4,314	$3,733
Federal funds sold and cash equivalents	98,498	106,495
Cash and cash equivalents	102,812	110,228

Investment securities available for sale, at fair value	21,337	22,517
Investment securities held to maturity (fair value of $2,100 at March 31, 2012 and $2,080 at December 31, 2011)	2,040	2,032
Total investment securities	23,377	24,549

Loans held for sale	863	225

Loans, net of unearned income	612,067	625,117
Less: Allowance for loan losses	17,557	19,323
Net loans	594,510	605,794

Accrued interest receivable	3,039	3,039
Premises and equipment, net	4,212	4,122
Other real estate owned (OREO)	23,934	19,410
Restricted stock, at cost	2,214	3,565
Bank owned life insurance (BOLI)	5,586	5,541
Other assets	14,057	14,265
Total Assets	$774,604	$790,738
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$27,283	$31,146
Interest-bearing deposits	620,211	603,709
Total deposits	647,494	634,855

FHLB borrowings	20,568	50,607
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	605	618
Other liabilities	4,182	3,982
Total liabilities	696,252	713,465
Equity
Preferred stock, cumulative perpetual, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at March 31, 2012 and December 31, 2011	15,916	15,868
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,097,078 shares at March 31, 2012 and December 31, 2011	510	510
Additional paid-in capital	45,844	45,844
Retained earnings	19,343	17,808
Accumulated other comprehensive loss	(619)	(626)
Treasury stock, 210,900 shares at March 31, 2012 and December 31, 2011, at cost	(2,180)	(2,180)
Total shareholders’ equity	78,814	77,224
Noncontrolling (minority) interest in consolidated subsidiaries	(462)	49
Total equity	78,352	77,273
Total liabilities and equity	$774,604	$790,738
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the three months ended March 31,
	2012	2011
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,512	$9,816
Interest and dividends on investments	288	374
Interest on federal funds sold and cash equivalents	54	22
Total interest income	9,854	10,212
Interest expense:
Interest on deposits	1,772	2,056
Interest on borrowings	243	351
Total interest expense	2,015	2,407
Net interest income	7,839	7,805
Provision for loan losses	2,250	2,400
Net interest income after provision for loan losses	5,589	5,405
Noninterest income (loss)
Loan fees	54	64
Net income from BOLI	45	44
Service fees on deposit accounts	50	55
Gain on sale of SBA loans	602	2,244
Other than temporary impairment losses	(12)	(47)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	12	27
Net impairment losses recognized in earnings	-	(20)
(Gain) loss on sale of real estate	(88)	52
Other miscellaneous income	444	52
Total noninterest income	1,107	2,491
Noninterest expense
Compensation and benefits	1,442	1,414
Professional services	276	255
Occupancy and equipment	265	260
Data processing	94	110
FDIC Insurance	270	342
OREO expense	369	96
Other operating expense	814	720
Total noninterest expense	3,530	3,197
Income before income tax expense	3,166	4,699
Income tax expense	1,272	1,880
Net income attributable to Company and noncontrolling (minority) interests interests	1,894	2,819
Net income attributable to noncontrolling (minority) interests	(107)	(527)
Net income attributable to Company	1,787	2,292
Preferred stock dividend and discount accretion	252	249
Net income available to common shareholders	$1,535	$2,043

Earnings per common share
Basic	$0.31	$0.42
Diluted	$0.31	$0.41
Weighted average shares outstanding
Basic	4,886,178	4,886,178
Diluted	4,897,332	5,027,810
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the three months ended March 31,
	2012	2011
	(in thousands)
Net income attributable to Company
Other comprehensive income net of tax:	$1,787	$2,292
Unrealized gains (losses) on securities:
Non-credit unrealized (losses) gains on securities with OTTI	(12)	4
Net unrealized gains (losses) on securities without OTTI	15	(59)
Total unrealized gains (losses) on securities	3	(55)
Pension liability adjustments	4	11
Total other comprehensive income (loss)	7	(44)
Total comprehensive income	$1,794	$2,248
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Non-Controlling (Minority) Interest	Total Equity
	(In thousands except share numbers)

Balance, December 31, 2011	$15,868	5,097,078	$510	$45,844	$17,808	$(626)	$(2,180)	$77,224	$49	$77,273
Capital withdrawals by noncontrolling (minority) interest									(618)	(618)
Comprehensive income:
Net income					1,787			1,787	107	1,894
Non-credit unrealized losses on securities with OTTI, net of taxes						(12)		(12)		(12)
Net unrealized gains on securities without OTTI, net of taxes						15		15		15
Pension liability adjustments, net of taxes						4		4		4
Total comprehensive income								1,794	107	1,901
Dividend on preferred stock (5% annually)					(204)			(204)		(204)
Accretion of discount on preferred stock	48				(48)			—		—
Balance, March 31, 2012	$15,916	5,097,078	$510	$45,844	$19,343	$(619)	$(2,180)	$78,814	$(462)	$78,352

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,
	2012	2011
	(in thousands)
Cash Flows from Operating Activities
Net income	$1,894	$2,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	91
Provision for loan losses	2,250	2,400
Bank owned life insurance	(45)	(44)
Supplemental executive retirement plan expense	34	112
Gain on sale of SBA loans	(602)	(2,244)
SBA loans originated for sale	(6,017)	(6,980)
Proceeds from sale of SBA loans originated for sale	6,671	7,767
(Gain) loss on sale of other real estate owned	89	(52)
Other than temporary decline in value of investments	0	(20)
Net accretion of purchase premiums and discounts on securities	(6)	(21)
Deferred income tax benefit	(13)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(473)	(57)
Increase (decrease) in accrued interest payable and other accrued liabilities	157	(1,702)
Net cash provided by operating activities	4,031	2,069
Cash Flows from Investing Activities
Redemptions of restricted stock	1,351	2
Proceeds from maturities and principal payments on mortgage backed securities	1,184	1,447
Proceeds from sale of other real estate owned	480	2,587
Advances on other real estate owned	(68)	—
Net decrease in loans	4,009	6,877
Purchases of bank premises and equipment	(182)	(16)
Net cash provided by investing activities	6,774	10,897
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(203)	(204)
Minority interest capital withdrawal, net	(618)	—
Net decrease in Federal Home Loan Bank and short term borrowings	(30,039)	(11,454)
Payments of Federal Home Loan Bank advances	—	(37)
Net decrease in noninterest-bearing deposits	(3,863)	(1,367)
Net increase (decrease) in interest-bearing deposits	16,502	(18,886)
Net cash used in financing activities	(18,221)	(31,948)
Decrease in cash and cash equivalents	(7,416)	(18,982)
Cash and Cash Equivalents, beginning of period	110,228	57,628
Cash and Cash Equivalents, end of period	$102,812	$38,646
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$2,027	$2,561
Income taxes	$1,000	$1,880
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$5,025	$—

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

The FDIC and the New Jersey Department of Banking and Insurance Consent Orders: On April 9, 2012, the Bank entered into Consent Orders with the FDIC and the New Jersey Department of Banking and Insurance (the “Department”).  Under the Consent Orders, the terms of which are substantially identical, the Bank is required, among other things, subject to review and approval by the FDIC and the Department: (i) to adopt and implement a plan to reduce the Bank’s position in delinquent or classified assets; (ii) to adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio and the identification of problem credits; (iii) to review and revise the Bank’s loan policies and procedures to address identified lending deficiencies; and (iv) to adopt and implement a plan to reduce and manage each of the concentrations of credit identified by the FDIC and the Department.

The Consent Orders also require the Bank to obtain the prior approval of the FDIC and the New Jersey Department before declaring or paying any dividend or appointing or changing the title or responsibilities of any director or senior executive officer.  Additional regulatory provisions require FDIC prior approval before the Bank enters into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2012 and 2011 are unaudited. The balance sheet as of December 31, 2011, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements:

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Adoption of this guidance has not had a material impact on results of operations or financial condition.

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Company adopted the accounting standard on January 1, 2012, as required, with no material impact on its results of operations or financial position.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available-for-sale and held-to-maturity securities as of March 31, 2012 and December 31, 2011:

As of March 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$1,007	$4	$—	$—	$1,011
Corporate debt obligations	1,500	55	—	—	1,555
Residential mortgage-backed securities	12,640	746	—	—	13,386
Collateralized mortgage obligations	1,404	75	—	44	1,435
Collateralized debt obligations	5,556	—	1,114	492	3,950
Total available-for-sale	$22,107	$880	$1,114	$536	$21,337

Held to maturity:
States and political subdivisions	$2,040	$83	$23	$—	$2,100

As of December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:	(amounts in thousands)

U.S. Government sponsored entities	$1,006	$5	$—	$—	$1,011
Corporate debt obligations	1,500	43	57	—	1,486
Residential mortgage-backed securities	13,697	764	—	—	14,461
Collateralized mortgage obligations	1,534	73	—	13	1,594
Collateralized debt obligations	5,556	—	1,080	511	3,965
Total available-for-sale	$23,293	$885	$1,137	$524	$22,517

Held to maturity:
States and political subdivisions	$2,032	$87	$39	$—	$2,080

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity as of March 31, 2012 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available-for-sale:
Due within one year	$—	$—
Due after one year through five years	1,000	1,004
Due after five years through ten years	—	—
Due after ten years	7,062	5,512
Residential mortgage-backed securities and collateralized mortgage obligations	14,045	14,821
Total available-for-sale	$22,107	$21,337

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,040	2,100
Total held-to-maturity	$2,040	$2,100

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of March 31, 2012, securities with a carrying value of $16.1 million, and fair value of $17.0 million, were pledged as collateral for borrowed funds. In addition, securities with a carrying value of $7.7 million, and fair value of $8.2 million, were pledged to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

As of March 31, 2012	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available-for-sale:
Collateralized debt obligations	—	—	3,636	1,114	3,636	1,114
Total available-for-sale	$—	$—	$3,636	$1,114	$3,636	$1,114

Held-to-maturity:
States and political subdivisions	$—	$—	$784	$23	$784	$23

As of December 31, 2011	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Corporate debt obligations	—	—	443	57	443	57
Collateralized debt obligations	—	—	3,670	1,080	3,670	1,080
Total available for sale	$—	$—	$4,113	$1,137	$4,113	$1,137

Held to maturity:
States and political subdivisions	$758	$39	$—	$—	$758	$39

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

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay (a range of 1% to 2%), the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default (95%). Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates (“CDR”) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks.  The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011

	(amounts in thousands)
Beginning balance	$1,950	$2,657
Initial credit impairment	—	—
Subsequent credit impairments	—	20
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(399)	(81)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,551	$2,596

A summary of investment gains and losses recognized in income during the three month periods ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31,
	2012	2011

	(amounts in thousands)
Available-for-sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	(20)
Total available-for-sale securities	$—	$(20)

Held-to-maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held-to-maturity securities	$—	$—

NOTE 4.  LOANS

The portfolio of loans outstanding consists of:

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Amounts in thousands)
Commercial and industrial	$21,803	3.6%	$24,136	3.9%
Real estate construction:
Residential	18,108	3.0	21,287	3.4
Commercial	44,441	7.3	50,361	8.1
Real estate mortgage:
Commercial – owner occupied	148,872	24.3	147,449	23.6
Commercial – non owner occupied	205,107	33.5	204,216	32.6
Residential – 1 to 4 family	134,793	22.0	138,768	22.2
Residential - Multifamily	20,497	3.3	20,126	3.2
Consumer	18,446	3.0	18,774	3.0
Total Loans	$612,067	100.0%	$625,117	100.0%

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify for development and construction loans. Total development and construction loans with interest reserves were $11.6 million and $14.6 million at March 31, 2012 and December 31, 2011, respectively. The amount of interest capitalized from interest reserves and recognized as interest income for the three month periods ended March 31, 2012 and 2011 was $209,000 and $642,000, respectively. Interest reserves provide borrowers temporary sources of cash flow which can be used to make interest payments during the development or construction phases of a project. It is our expectation that equity in the project increases as the project moves towards completion and that cash flows will be positive once sales begin or stabilization occurs. Loans with interest reserves are monitored throughout the life of the project. Interest accrual may be suspended on interest reserve dependent loans that are not delinquent but are risk rated substandard or worse.

Loan Origination/Risk Management:  In the normal course of business the Company is exposed to a variety of operational, reputational, legal, regulatory and credit risks that could adversely affect our financial performance. Most of our asset risk is primarily tied to credit (lending) risk. The Company has lending policies, guidelines and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Board of Directors reviews and approves these policies, guidelines and procedures.  When we originate a loan we make certain subjective judgments about the borrower’s ability to meet the loan’s terms and conditions. We also make objective and subjective value assessments on the assets we finance. The borrower’s ability to repay can be adversely affected by economic changes. Likewise, changes in market conditions and other external factors can affect asset valuations. The Company actively monitors the quality of its loan portfolio. A reporting system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, troubled debt restructures, nonperforming and potential problem loans. Diversification in the loan portfolio is another means of managing risk associated with fluctuations in economic conditions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. Commercial real estate loans may be riskier than loans for one-to-four family residences and are typically larger in dollar size. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. The repayment of these loans is generally largely dependent on the successful operation and management of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 42.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans. Repayment is typically dependent upon the borrower’s financial stability which is more likely to be adversely affected by job loss, illness, or personal bankruptcy. To monitor and manage consumer loan risk, policies and procedures are developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. Historically the Company’s losses on consumer loans have been negligible.

The Company maintains an outsourced independent loan review program that reviews and validates the credit risk assessment program on a periodic basis. Results of these external independent reviews are presented to management. In 2011 the Company expanded its risk monitoring program by creating a standalone Credit Risk Management Department. The external independent loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit risk management personnel.

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

An age analysis of past due loans by class follows:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Amounts in thousands)

Commercial	$340	$—	$603	$943	$20,860	$21,803	$—
Real estate construction:
Residential	—	—	3,134	3,134	14,974	18,108	—
Commercial	2,198	—	7,768	9,966	34,475	44,441	—
Real estate mortgage:
Residential	2,961	147	9,738	12,846	142,444	155,290	—
Commercial	1,235	6,649	21,733	29,617	324,362	353,979	—
Consumer	—	—	228	228	18,218	18,446	—
Total	$6,734	$6,796	$43,204	$56,734	$555,333	$612,067	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
(Amounts in thousands)

Commercial	$603	$—	$—	$603	$23,533	$24,136	$—
Real estate construction:
Residential	350	—	5,265	5,615	15,672	21,287	—
Commercial	—	—	7,703	7,703	42,658	50,361	—
Real estate mortgage:
Residential	2,587	—	8,288	10,875	148,019	158,894	—
Commercial	2,932	—	22,929	25,861	325,804	351,665	—
Consumer	—	—	274	274	18,500	18,774	—
Total	$6,472	$—	$44,459	$50,931	$574,186	$625,117	$—

Impaired Loans:  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

 All impaired loans have an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety day period, a charge-off equal to the difference between the loan carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have at least six months of payment history and future collectability of principal and interest is assured.

Impaired loans are set forth in the following tables.

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial	$603	$603	$—
Residential real estate construction	4,060	5,892	—
Commercial real estate construction	14,738	15,017	—
Residential real estate mortgage	11,344	13,692	—
Commercial real estate mortgage	39,413	42,212	—
Consumer	169	169	—
	70,327	77,585	—

With an allowance recorded:
Commercial	—	—	—
Residential real estate construction	957	957	437
Commercial real estate construction	1,613	1,613	180
Residential real estate mortgage	2,434	2,470	468
Commercial real estate mortgage	10,717	10,837	230
Consumer	59	59	37
	15,780	15,936	1,352

Total:
Commercial	603	603	—
Residential real estate construction	5,017	6,849	437
Commercial real estate construction	16,351	16,630	180
Residential real estate mortgage	13,778	16,162	468
Commercial real estate mortgage	50,130	53,049	230
Consumer	228	228	37
	$86,107	$53,049	$1,352

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial	$603	$603	$—
Residential real estate construction	4,440	5,246	—
Commercial real estate construction	12,898	13,118	—
Residential real estate mortgage	9,074	11,404	—
Commercial real estate mortgage	37,370	37,798	—
Consumer	229	229	—
	64,614	68,398	—

With an allowance recorded:
Commercial	—	—	—
Residential real estate construction	4,170	5,151	1,297
Commercial real estate construction	3,329	3,329	380
Residential real estate mortgage	6,656	6,857	633
Commercial real estate mortgage	18,410	18,530	2,549
Consumer	—	—	—
	32,565	33,867	4,859

Total:
Commercial	603	603	—
Residential real estate construction	8,610	10,397	1,297
Commercial real estate construction	16,227	16,447	380
Residential real estate mortgage	15,730	18,261	633
Commercial real estate mortgage	55,780	56,328	2,549
Consumer	229	229	—
	$97,179	$102,265	$4,859

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial	$599	$—	$594	$3
Residential real estate construction	6,701	34	11,828	102
Commercial real estate construction	16,461	79	21,153	167
Residential real estate mortgage	14,988	112	21,809	151
Commercial real estate mortgage	53,060	475	53,624	704
Consumer	231	2	61	1
Total	$92,041	$702	$109,069	$1,128

Troubled debt restructurings:  Periodically management evaluates our loans for appropriate risk rating, interest accrual status and potential classification as a TDR, some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, change in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. We consider all loans modified in a troubled debt restructuring to be impaired.

At the time a loan is modified in a troubled debt restructuring, we consider the following factors to determine whether the loan should accrue interest:

•	Whether there is a period of current payment history under the current terms, typically 6 months;
•	Whether the loan is current at the time of restructuring; and
•	Whether we expect the loan to continue to perform under the restructured terms with a debt coverage ratio that complies with the Bank’s credit underwriting policy of 1.25 times debt service.

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

The following is an analysis of TDRs by type of concession as of March 31, 2012 and December 31, 2011. There were no modifications that involved forgiveness of debt.

March 31, 2012	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(Amounts in thousands)
Reduction in interest rate	$15,261	$19,409	$34,670
A period of interest only payments	16,831	6,929	23,760
Total	$32,092	$26,338	$58,430

There were no TDRs during the three month period ended March 31, 2012 for which there was a subsequent payment default.

December 31, 2011	TDRs in compliance with their modified terms and accruing interest	TDRs that are not accruing interest	Total
	(Amounts in thousands)
Reduction in interest rate	$23,601	$16,541	$40,142
A period of interest only payments	17,542	9,279	26,821
Total	$41,143	$25,820	$66,963

The following is an analysis of performing and nonperforming TDRs as of March 31, 2012 and December 31, 2011.

March 31, 2012	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest		Total
	Balance	Count	Balance	Count	Balance	Count
	(loan balances in thousands)
Commercial	$—	—	$603	1	$603	1
Residential Real Estate Construction	957	1	1,095	2	2,052	3
Commercial Real Estate Construction	500	1	4,350	2	4,850	3
Commercial Real Estate Mortgage - Owner Occupied	2,716	5	4,430	6	7,146	11
Commercial Real Estate Mortgage – Non-owner Occupied	24,515	7	7,743	5	32,258	12
Residential Real Estate Mortgage -Multifamily	—	—	3,530	2	3,530	2
Residential Real Estate Mortgage	3,404	6	4,450	5	7,854	11
Consumer	—	—	137	1	137	1
Total	$32,092	20	$26,338	24	$58,430	44

December 31, 2011	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest		Total
	Balance	Count	Balance	Count	Balance	Count
	(loan balances in thousands)
Commercial	$603	1	$—	—	$603	1
Residential Real Estate Construction	2,195	2	2,832	3	5,027	5
Commercial Real Estate Construction	500	1	4,350	2	4,850	3
Commercial Real Estate Mortgage - Owner Occupied	2,740	5	4,450	6	7,190	11
Commercial Real Estate Mortgage – Non-owner Occupied	28,232	9	9,196	5	37,428	14
Commercial Real Estate Mortgage -Multifamily	3,268	1	515	2	3,783	3
Residential Real Estate Mortgage	3,605	7	4,340	6	7,945	13
Consumer	—	—	137	1	137	1
Total	$41,143	26	$25,820	25	$66,963	51

During the three months ended March 31, 2012, there was a decrease of $8.5 million in restructured loans deemed TDRs. The decrease was the result of $4.5 million of balances transferred to OREO; $3.3 million of charge-offs and $700,000 of principal payments. In addition, a $6.3 million hotel loan was removed after further analysis of the borrower’s credit profile and the borrower’s receipt of a loan commitment from another financial institution at a rate of interest lower than the Bank’s rate of interest.

Credit Quality Indicators:  As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to the risk grades of loans, the level of classified loans, net charge-offs, nonperforming loans (see details above) and the general economic conditions in the region.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 7. Grades 1 through 4 are considered “Pass”. A description of the general characteristics of the seven risk grades is as follows:

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

5.
Other Assets Especially Mentioned (OAEM):  Financial condition is such that assets in this category have a potential weakness or pose unwarranted financial risk to the Bank even though the asset value is not currently impaired.  The asset does not currently warrant adverse classification but if not corrected could weaken and could create future increased risk exposure. Includes loans which require an increased degree of monitoring or servicing as a result of internal or external changes.

6.
Substandard:  This classification represents more severe cases of #5 (OAEM) characteristics that require increased monitoring.  Assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral. Asset has a well-defined weakness or weaknesses that impairs the ability to repay debt and jeopardizes the timely liquidation or realization of the collateral at the asset’s net book value.

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

An analysis of the credit risk profile by internally assigned grades is as follows:

At March 31, 2012	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$16,950	$4,250	$603	$—	$21,803
Residential real estate construction	13,091	—	5,017	—	18,108
Commercial real estate construction	19,860	—	24,581	—	44,441
Residential real estate mortgage	134,842	7,063	13,385	—	155,290
Commercial real estate mortgage	301,379	14,246	38,354	—	353,979
Consumer	18,218	—	228	—	18,446
Total	$504,340	$25,559	$82,168	$—	$612,067

At December 31, 2011	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$16,033	$7,500	$603	$—	$24,136
Residential real estate construction	12,327	350	8,610	—	21,287
Commercial real estate construction	23,898	—	26,463	—	50,361
Residential real estate mortgage	136,919	7,628	14,347	—	158,894
Commercial real estate mortgage	293,477	14,270	43,918	—	351,665
Consumer	18,500	—	274	—	18,774
Total	$501,154	$29,748	$94,215	$—	$625,117

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2012 and 2011 is as follows:

Allowance for Loan Losses:	For the three month period ended March 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and industrial	$451	$—	$—	$(10)	$441
Real estate construction:
Residential	2,613	(852)	37	125	1,923
Commercial	1,971	—	—	(458)	1,513
Real estate mortgage:
Commercial – owner occupied	2,714	(2,856)	—	2,975	2,833
Commercial – non owner occupied	6,742	(73)	—	(673)	5,996
Residential – 1 to 4 family	4,190	(272)	—	263	4,181
Residential - Multifamily	278	—	—	(24)	254
Consumer	148	—	—	34	182
Unallocated	216	—	—	18	234
Total	$19,323	$(4,053)	$37	$2,250	$17,557

	For the three month period ended March 31, 2011
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and industrial	$448	$(21)	$—	$26	$453
Real estate construction:
Residential	2,980	(1,965)	—	1,300	2,315
Commercial	1,576	—	—	474	2,050
Real estate mortgage:
Commercial – owner occupied	2,597	—	—	22	2,619
Commercial – non owner occupied	3,703	—	—	—	3,703
Residential – 1 to 4 family	2,888	(409)	—	576	3,055
Residential - Multifamily	332	—	—	—	332
Consumer	130	—	—	2	132
Unallocated	135	—	—	—	135
Total	$14,789	$(2,395)	$—	$2,400	$14,794

Allowance for loan Losses, at March 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$—	$441	$441
Real estate construction:
Residential	437	1,486	1,923
Commercial	180	1,333	1,513
Real estate mortgage:
Commercial – owner occupied	39	2,794	2,833
Commercial – non owner occupied	191	5,805	5,996
Residential – 1 to 4 family	468	3,713	4,181
Residential - Multifamily	—	254	254
Consumer	37	145	182
Unallocated	—	234	234
Total	$1,352	$16,205	$17,557

Allowance for loan Losses, at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$—	$451	$451
Real estate construction:
Residential	1,297	1,316	2,613
Commercial	380	1,591	1,971
Real estate mortgage:
Commercial – owner occupied	23	2,691	2,714
Commercial – non owner occupied	2,526	4,216	6,742
Residential – 1 to 4 family	600	3,590	4,190
Residential - Multifamily	33	245	278
Consumer	—	148	148
Unallocated	—	216	216
Total	$4,859	$14,464	$19,323

Loans, at March 31, 2012:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$603	$21,200	$21,803
Real estate construction:
Residential	5,017	13,091	18,108
Commercial	16,351	28,090	44,441
Real estate mortgage:
Commercial – owner occupied	7,603	141,269	148,872
Commercial – non owner occupied	36,314	168,793	205,107
Residential – 1 to 4 family	10,167	124,626	134,793
Residential - Multifamily	3,611	16,886	20,497
Consumer	228	18,218	18,446
Total	$79,894	$532,173	$612,067

Loans, at December 31, 2011:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and industrial	$603	$23,533	$24,136
Real estate construction:
Residential	8,610	12,677	21,287
Commercial	16,227	34,134	50,361
Real estate mortgage:
Commercial – owner occupied	7,536	139,913	147,449
Commercial – non owner occupied	48,244	155,972	204,216
Residential – 1 to 4 family	11,865	126,903	138,768
Residential - Multifamily	3,865	16,261	20,126
Consumer	229	18,545	18,774
Total	$97,179	$527,938	$625,117

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2012
(amounts in thousands except ratios)

Total Risk Based Capital	$100,556	15.70%	$51,232	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$92,433	14.43%	$25,616	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$92,433	11.91%	$29,729	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$98,992	15.46%	$51,209	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$90,851	14.19%	$25,604	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$90,851	12.06%	$30,122	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2012
(amounts in thousands except ratios)

Total Risk Based Capital	$100,669	15.72%	$51,232	8%	$64,040	10%
(to Risk Weighted Assets)

Tier 1 Capital	$92,546	14.45%	$25,616	4%	$38,424	6%
(to Risk Weighted Assets)

Tier 1 Capital	$92,546	11.92%	$31,047	4%	$38,809	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$98,817	15.44%	$51,208	8%	$64,010	10%
(to Risk Weighted Assets)

Tier 1 Capital	$90,676	14.17%	$25,604	4%	$38,406	6%
(to Risk Weighted Assets)

Tier 1 Capital	$90,676	12.04%	$30,122	4%	$37,652	5%
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

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at:

	March 31, 2012	December 31, 2011
	(amounts in thousands)

Non-credit unrealized losses on securities with OTTI:	$(536)	$(524)
Unrealized losses on securities without OTTI	(234)	(252)
Minimum pension liability	(262)	(268)
Tax impact	413	418
	$(619)	$(626)

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

Securities in Level 3 include thinly-traded and collateralized debt obligations. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay (a range of 1% to 2%), the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default (95%). Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates (“CDR”) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 400 to 959 basis points).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of March 31, 2012
U.S. Government sponsored entities	$—	$1,011	$—	$1,011
Corporate debt obligations	—	1,555	—	1,555
Residential mortgage-backed securities	—	13,386	—	13,386
Collateralized mortgage-backed securities		1,327	108	1,435
Collateralized debt obligations	—	—	3,950	3,950
Total	$—	$17,279	$4,058	$21,337

As of December 31, 2011
U.S. Government sponsored entities	$—	$1,011	$—	$1,011
Corporate debt obligations	—	1,486	—	1,486
Residential mortgage-backed securities	—	14,461	—	14,461
Collateralized mortgage-backed securities		1,437	157	1,594
Collateralized debt obligations	—	—	3,965	3,965
Total	$—	$18,395	$4,122	$22,517

For the three months ending March 31, 2012, there have were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ending March 31:

	Securities Available for Sale
	2012	2011
	(amounts in thousands)
Beginning balance at January 1,	$4,122	$4,560
Total net gains (losses) included in:
Net income (loss)	—	(129)
Other comprehensive income (loss)	(64)	(107)
Settlements	—	(202)
Net transfers into Level 3	—	—
Ending balance March 31,	$4,058	$4,122

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2012
Impaired loans	$—	$—	$14,428	$14,428
OREO	—	—	23,934	23,934

As of December 31, 2011
Impaired loans	$—	$—	$27,706	$27,706
OREO	—	—	19,410	19,410

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $15.8 million and $32.6 million at March 31, 2012 and December 31, 2011 respectively, with a valuation allowance of $1.4 million and $4.9 million at March 31, 2012 and December 31, 2011 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet. All impaired loans have an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

Other real estate owned (OREO) consists of commercial real estate properties which are recorded at fair value based upon current appraised value less estimated disposition costs, which is adjusted based upon management’s review and changes in market conditions (Level 3 inputs) Properties are reappraised annually.

Fair Value of Financial Instruments

The Company discloses estimated fair values for its significant financial instruments in accordance with FASB ASC Topic 825, “Disclosures about Fair Value of Financial Instruments”.  The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of other financial assets and liabilities are discussed below.

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These instruments include cash and cash equivalents, restricted stock, accrued interest receivable, demand and other non-maturity deposits and accrued interest payable.

The Company used the following methods and assumptions in estimating the fair value of the following financial instruments:

Investment Securities: Fair value of securities available for sale is described above. Fair value of held-to-maturity securities is based upon quoted market prices (Level 2 inputs).

Loans (other than impaired):  Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, residential mortgage and other consumer.  Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and non-performing categories. The fair value of performing loans is calculated by discounting scheduled cash flows through their estimated maturity, using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans (Level 2 inputs).  The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions.

Deposits:  The fair value of time deposits is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities (Level 2 inputs).

Borrowings:  The fair values of FHLB borrowings, other borrowed funds and subordinated debt are based on the discounted value of estimated cash flows.  The discounted rate is estimated using market rates currently offered for similar advances or borrowings (Level 2 inputs).

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2012 and December 31, 2011:

	Level in Fair Value Hierarchy	March 31, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1(1)	$102,812	$102,812	$110,228	$110,228
Investment securities (available-for-sale and held-to-maturity)		24,147	23,437	24,549	24,597
Restricted stock	Level 2	2,214	2,214	3,565	3,565
Loans held for sale	Level 2	863	863	225	225
Loans, net	(2)	594,510	611,156	605,794	622,801
Accrued interest receivable	Level 1	3,038	3,038	3,039	3,039

Financial Liabilities:
Demand and savings deposits	Level 2	$361,726	$361,726	$356,440	$356,440
Time deposits	Level 2	285,768	287,546	278,415	280,147
Borrowings	Level 2	43,971	47,528	74,010	79,997
Accrued interest payable	Level 1	605	605	618	618

(1) See table above the presents the balances of assets and liabilities measured at fair value on a recurring basis.
(2) For non-impaired loans, Level 2: for impaired loans, Level 3.

NOTE 9.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ending March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
	(in thousands, except share data)
Basic earnings per common share
Net income available to common shareholders	$1,535	$2,043
Average common shares outstanding	4,886,178	4,886,178
Basic earnings per common share	$0.31	$0.42

Diluted earnings per common share
Net income available to common shareholders	$1,535	$2,043
Average common shares outstanding	4,886,178	4,886,178
Dilutive potential common shares	11,154	141,632
Total diluted average common shares outstanding	4,897,332	5,027,810
Diluted earnings per common share	$0.31	$0.41

For the three months ended March 31, 2012 and 2011, options to purchase 304,740 shares were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

NOTE 10.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

On April 24, 2012, the Company declared a 10% common stock dividend. The stock dividend is payable on May 18, 2012, to stockholders of record as of May 8, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, the impact of the Bank’s compliance with the Consent Orders entered into with the FDIC and the Department, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

At March 31, 2012, the Company’s total assets decreased to $774.6 million from $790.7 million at December 31, 2011, a decrease of $16.1 million or 2.0%.

Cash and cash equivalents decreased $7.4 million to $102.8 million at March 31, 2012 from $110.2 million at December 31, 2011.

Total investment securities decreased to $23.4 million at March 31, 2012 ($21.3 million classified as available-for-sale or 91.3%) from $24.5 million at December 31, 2011, a decrease of $1.1 million or 4.5%. The decrease is due to cash flow from principal payments.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2012, the Company did not recognize any credit-related OTTI charges.

Total loans decreased to $612.1 million at March 31, 2012 from $625.1 million at December 31, 2011, a decrease of $13.0 million or 2.1%. The decrease in the loan portfolio was a result of charge-offs of impaired loan balances and loan pay-offs.

Delinquent loans totaled $56.7 million or 9.3% of total loans at March 31, 2012, an increase of $5.8 million from December 31, 2011. Delinquent loan balances by number of days delinquent were: 30 to 59 days --- $6.7 million; 60 to 89 days --- $6.8 million; 90 days and greater not accruing interest --- $43.2 million.

At March 31, 2012, the Company had $43.2 million in nonaccrual loans or 7.1% of total loans, a decrease from $44.5 million or 7.1% of total loans at December 31, 2011. The three largest relationships in nonaccrual loans are a $7.9 million retail center construction loan, a $3.3 million residential condominium loan, and a $3.1 million hotel loan.

The composition of nonaccrual loans as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(amounts in thousands except ratios)
Commercial and industrial	$603	$—
Real estate construction:
Residential	3,134	5,265
Commercial	7,768	7,703
Real estate mortgage:
Commercial – owner occupied	4,888	4,797
Commercial – non owner occupied	16,845	18,132
Residential – 1 to 4 family	6,127	7,691
Residential - Multifamily	3,611	597
Consumer	228	274
Total	$43,204	$44,459

Nonperforming loans to total loans	7.06%	7.11%

At March 31, 2012 Parke Bancorp's allowance for loan losses was $17.6 million, a decrease of $1.8 million from December 31, 2011. The ratio of allowance for loan losses to total loans decreased to 2.87% at March 31, 2012 from 3.09% at December 31, 2011. During the three month period ended March 31, 2012, the Company charged-off $4.1 million in loans which previously had been fully reserved. Specific allowances for loan losses have been established in the amount of $1.4 million on impaired loans totaling $15.8 million at March 31, 2012. To our knowledge, we have provided for all losses that are both probable and reasonably estimable at March 31, 2012 and December 31, 2011. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 8.08% of total assets at December 31, 2011 to 8.66% at March 31, 2012. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall.  See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at March 31, 2012 was $23.9 million, compared to $19.4 million at December 31, 2011, the largest being a condominium development valued at $12.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Balance at beginning of period	$19,410	$16,701
Real estate acquired in settlement of loans	5,025	1,879
Sales of real estate	(480)	(3,414)
Loss on sale of real estate	(89)	(44)
Write-down of real estate carrying values	—	(514)
Capitalized improvements to real estate	68	4,802
Balance at end of period	$23,934	$19,410

At March 31, 2012, the Bank’s total deposits increased to $647.5 million from $634.9 million at December 31, 2011, an increase of $12.6 million or 2.0%. The increase was due to continued core deposit growth.

At March 31, 2012, total equity increased to $78.4 million from $77.2 million at December 31, 2011, an increase of $1.1 million, or 1.4%. due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General: Net income available to common shareholders for the three months ended March 31, 2012 was $1.5 million, compared to $2.0 million for the same period in 2011. The decrease was impacted by the following:

Interest Income:  Interest income decreased $353,000, or 3.5%, to $9.9 million for the three months ended March 31, 2012, from $10.2 million for the three months ended March 31, 2011. The decrease is attributable to lower average loan balances and lower yield on loans.  Average loans for the three month period ended March 31, 2012 were $619.9 million compared to $633.1 million for the same period last year. The average yield on loans was 6.17% for the three months ended March 31, 2012 compared to 6.29% for the same period in 2011.

Interest Expense: Interest expense decreased $392,000 to $2.0 million for the three months ended March 31, 2012, from $2.4 million for the three months ended March 31, 2011. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the three month period ended March 31, 2012 was 1.17% compared to 1.47% for the same period last year.

Net Interest Income:  Net interest income increased $39,000 to $7.8 million for the three months ended March 31, 2012, as compared to the same period last year. We experienced a decrease in our net interest rate spread of 22 basis points, to 4.13% for the three months ended March 31, 2012, from 4.35% for the same period last year. Our net interest margin decreased 25 basis points to 4.26% for the three months ended March 31, 2012, from 4.51% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.3 million for the three months ended March 31, 2012 compared to $2.4 million for the three months ended March 31, 2011. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $1.1 million for the three months ended March 31, 2012, compared to $2.5 million for the same period last year. There was a $1.6 million decrease in gain on sale of SBA loans as compared to the same period in 2011. The 2011 gain was higher due to a change in the SBA sales agreement; warranty language was removed from the sales agreement and Parke Bancorp was no longer required to defer the recognition of the gain for 90 days. The gain recorded in the 2011 quarter represented loans sold during the quarter ended March 31, 2011 and previously deferred gains of $1.4 million from the quarter ended December 31, 2010.

Non-interest Expense:  Non-interest expense increased $333,000 to $3.5 million for the three months ended March 31, 2012, from $3.2 million for the three months ended March 31, 2011. The increase was primarily attributable to OREO expenses related to the payment of expenses resulting from a higher level of properties acquired through foreclosure or deed in lieu of foreclosure.

Income Taxes:  The Company recorded income tax expense of $1.3 million, on income before taxes of $3.2 million for the three months ended March 31, 2012, resulting in an effective tax rate of 40.2%, compared to income tax expense of $1.9 million on income before taxes of $4.7 million for the same period of 2011, resulting in an effective tax rate of 40.0%.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$619,949	$9,512	6.17%	$633,075	$9,816	6.29%
Investment securities	24,657	288	4.70%	32,098	374	4.73%
Federal funds sold and cash equivalents	95,292	54	0.23%	36,677	22	0.24%
Total interest-earning assets	739,898	9,854	5.36%	701,850	10,212	5.90%
Non-interest earning assets	55,884			53,328
Allowance for loan losses	(20,009)			(15,479)
Total assets	$775,773			$739,699

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$18,088	34	0.76%	$14,366	35	0.99%
Money markets	94,811	212	0.90%	92,493	249	1.09%
Savings	214,734	546	1.02%	180,571	552	1.24%
Time deposits	258,156	907	1.41%	225,129	939	1.69%
Brokered certificates of deposit	24,373	73	1.20%	53,327	281	2.14%
Total interest-bearing deposits	610,162	1,772	1.17%	565,886	2,056	1.47%
Borrowings	52,996	243	1.84%	64,137	351	2.23%
Total interest-bearing liabilities	663,158	2,015	1.22%	630,023	2,407	1.55%
Non-interest bearing deposits	29,912			20,851
Other liabilities	3,973			16,285
Total liabilities	697,043			667,159
Shareholders’ equity	78,730			72,540
Total liabilities and shareholders’ equity	$775,773			$739,699
Net interest income		$7,839			$7,805
Interest rate spread			4.13%			4.35%
Net interest margin			4.26%			4.51%

Critical Accounting Policies

In the preparation of our consolidated financial statements, management has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. The significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 94.5% and 98.5% at March 31, 2012 and December 31, 2011, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2012. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of March 31, 2012, the Company had a short term line of credit with Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on this line at March 31, 2012. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2012, the Company maintained lines of credit with the FHLB of $108.7 million, of which $25.6 million was outstanding at March 31, 2012.

As of March 31, 2012, the Company's investment securities portfolio included $12.6 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At March 31, 2012, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

Recent Legislation

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010,  Generally, the Dodd-Frank Act became effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s or the Bank’s business, results of operations and financial condition. The Dodd-Frank Act, among other things:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

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

PARKE BANCORP, INC.

Date: May 15, 2012	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)