Form 10-Q
period 2012-06-30
PARKE BANCORP, INC.
filed 2012-08-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012.
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
Yes [  ]                No [X]

As of August 14, 2012, there were issued and outstanding 5,383,893 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	54

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from financial institutions	$4,401	$3,733
Federal funds sold and cash equivalents	114,578	106,495
Total Cash and cash equivalents	118,979	110,228

Investment securities available for sale, at fair value	23,428	22,517
Investment securities held to maturity (fair value of $2,153 at June 30, 2012 and $2,080 at December 31, 2011)	2,049	2,032
Total investment securities	25,477	24,549

Loans held for sale	-	225

Loans, net of unearned income	604,877	625,117
Less: Allowance for loan losses	18,325	19,323
Net loans	586,552	605,794

Accrued interest receivable	2,969	3,039
Bank premises and equipment, net	4,130	4,122
Other real estate owned (OREO)	26,727	19,410
Restricted stock, at cost	2,227	3,565
Bank owned life insurance (BOLI)	5,632	5,541
Other assets	15,857	14,265
Total Assets	$788,550	$790,738
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$32,879	$31,146
Interest-bearing deposits	625,851	603,709
Total deposits	658,730	634,855

FHLB borrowings	20,529	50,607
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	615	618
Other liabilities	5,192	3,982
Total liabilities	708,469	713,465
Equity
Preferred stock, cumulative perpetual, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at June 30, 2012 and December 31, 2011	15,965	15,868
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,594,793 shares at June 30, 2012 and 5,097,078 shares December 31, 2011	560	510
Additional paid-in capital	48,869	45,844
Retained earnings	17,899	17,808
Accumulated other comprehensive loss	(570)	(626)
Treasury stock, 210,900 shares at June 30, 2012 and December 31, 2011, at cost	(2,180)	(2,180)
Total shareholders’ equity	80,543	77,224
Noncontrolling (minority) interest in consolidated subsidiaries	(462)	49
Total equity	80,081	77,273
Total liabilities and equity	$788,550	$790,738
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands except share and per share data)
	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011

Interest income:
Interest and fees on loans	$18,871	$19,890	$9,358	$10,074
Interest and dividends on investments	540	704	252	330
Interest on federal funds sold and cash equivalents	119	44	66	27
Total interest income	19,530	20,638	9,676	10,431
Interest expense:
Interest on deposits	3,459	4,005	1,687	1,950
Interest on borrowings	475	714	233	362
Total interest expense	3,934	4,719	1,920	2,312
Net interest income	15,596	15,919	7,756	8,119
Provision for loan losses	4,300	4,500	2,050	2,100
Net interest income after provision for loan losses	11,296	11,419	5,706	6,019
Noninterest income (loss):
Loan fees	159	164	105	101
Net income from BOLI	91	88	46	44
Service fees on deposit accounts	104	108	54	53
Gain on sale of SBA loans	1,357	3,142	755	899
Other than temporary impairment losses	—	(57)	—	(37)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	—	—	—	—
Net impairment losses recognized in earnings	—	(57)	—	(37)
Gain (loss) on sale of real estate owned	(625)	52	(537)	—
Other	528	117	108	60
Total noninterest income	1,614	3,614	531	1,120
Noninterest expense:
Compensation and benefits	2,852	2,822	1,410	1,408
Professional services	776	645	500	389
Occupancy and equipment	531	503	267	242
Data processing	203	224	109	114
FDIC insurance	546	685	276	343
OREO Expense	687	212	318	117
Other operating expense	1,902	1,366	1,110	649
Total noninterest expense	7,497	6,457	3,990	3,262
Income before income tax expense	5,413	8,576	2,247	3,877
Income tax expense	1,529	3,444	257	1,564
Net income attributable to Company and noncontrolling (minority) interest	3,884	5,132	1,990	2,313
Net income attributable to noncontrolling (minority) interest	(248)	(696)	(141)	(169)
Net income attributable to Company	3,636	4,436	1,849	2,144
Preferred stock dividend and discount accretion	504	499	253	250
Net income available to common shareholders	$3,132	$3,937	$1,596	1,894

Earnings per common share
Basic	$0.58	$0.73	$0.30	$0.35
Diluted	$0.58	$0.71	$0.30	$0.35
Weighted average shares outstanding
Basic	5,375,176	5,374,561	5,375,792	5,374,561
Diluted	5,379,758	5,513,923	5,381,121	5,451,221
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the six months ended June 30,
	2012	2011
	(in thousands)
Net income attributable to Company and
other comprehensive income net of tax	$3,636	$4,436
Unrealized gains on securities:
Non-credit unrealized gains on securities with OTTI	100	34
Net unrealized (losses) gains on securities without OTTI	(51)	70
Total unrealized gains on securities	49	104
Pension liability adjustments	7	20
Total other comprehensive income	56	124
Total comprehensive income	$3,692	$4,560
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the three months ended June 30,
	2012	2011
	(in thousands)
Net income attributable to Company and
other comprehensive income net of tax	$1,849	$2,144
Unrealized gains on securities:
Non-credit unrealized gains on securities with OTTI	100	30
Net unrealized (losses) gains on securities without OTTI	(23)	129
Total unrealized gains on securities	77	159
Pension liability adjustments	4	9
Total other comprehensive income	81	168
Total comprehensive income	$1,930	$2,312
See accompanying notes to consolidated financial statements

	Parke Bancorp, Inc. and Subsidiaries
	CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
	(unaudited)
						Accumulated			Non-
		Shares of		Additional		Other		Total	Controlling
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'	(Minority)	Total
	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
	(in thousands except share data)
Balance, December 31, 2011	$15,868	5,097,078	$510	$45,844	$17,808	$(626)	$(2,180)	$77,224	$49	$77,273
Capital withdrawals by noncontrolling (minority) interest									(759)	(759)
Stock options exercised		9,332	1	34				35		35
Treasury stock purchased (42,035 shares)
10% common stock dividend		488,383	49	2,991	(3,041)			(1)		(1)
Comprehensive income:
Net income					3,636			3,636	248	3,884
Non-credit unrealized gain on securities with OTTI, net of taxes						100		100		100
Net unrealized( loss) on securities without OTTI, net of taxes						(51)		(51)		(51)
Pension liability adjustments, net of taxes						7		7		7
Total comprehensive income								3,692	248	3,940

Dividend on preferred stock (5% annually)					(407)			(407)		(407)
Accretion of discount on preferred stock	97				97)

Balance, June 30, 2012	$15,965	5,594,793	$560	$48,869	$17,899	$(570)	$(2,180)	$80,543	$(462)	$80,081

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended June 30,
	2012	2011
	(in thousands)
Cash Flows from Operating Activities
Net income	$3,884	$5,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183	182
Provision for loan losses	4,300	4,500
Bank owned life insurance	(91)	(88)
Supplemental executive retirement plan expense	68	225
Gain on sale of SBA loans	(1,357)	(3,142)
SBA loans originated for sale	(12,784)	(14,629)
Proceeds from sale of SBA loans originated for sale	14,366	16,277
Loss (gain) on sale of other real estate owned	625	(52)
Other than temporary decline in value of investments	—	57
Net accretion of purchase premiums and discounts on securities	(11)	(39)
Deferred income tax benefit	602	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(2,031)	(670)
Increase (decrease) in accrued interest payable and other accrued liabilities	1,144	(1,056)
Net cash provided by operating activities	8,898	6,697
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(4,148)	—
Redemptions (purchases) of restricted stock	1,338	(79)
Proceeds from sale of securities available for sale	—	500
Proceeds from maturities, calls and principal payments on securities	3,189	2,192
Proceeds from sale of other real estate owned	1,246	2,483
Advances on other real estate owned	(207)	(3,730)
Net decrease (increase) in loans	5,961	(6,985)
Purchases of bank premises and equipment	(191)	(94)
Net cash provided by (used in) investing activities	7,188	(5,713)
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(407)	(408)
Cash payment of fractional shares on 10% stock dividend	(1)	(2)
Minority interest capital withdrawal, net	(759)	(599)
Net decrease in Federal Home Loan Bank and short term borrowings	(30,078)	—
Proceeds from exercise of stock options and warrants	35	—
Payments of Federal Home Loan Bank advances	—	(75)
Net increase in noninterest-bearing deposits	1,733	1,868
Net increase (decrease) in interest-bearing deposits	22,142	(4,711)
Net cash used in financing activities	(7,335)	(3,927)
Increase (decrease) in cash and cash equivalents	8,751	(2,943)
Cash and Cash Equivalents, beginning of period	110,228	57,628
Cash and Cash Equivalents, end of period	$118,979	$54,685
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$3,937	$4,907
Income taxes	$2,365	$3,444
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$8,981	$682

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the six months ended June 30, 2012 and 2011 are unaudited. The balance sheet as of December 31, 2011, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for the full year.

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

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2012 and December 31, 2011:

As of June 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	1,500	45	—	—	1,545
Residential mortgage-backed securities	15,911	737	—	—	16,648
Collateralized mortgage obligations	1,148	130	—	—	1,278
Collateralized debt obligations	5,556	—	1,114	492	3,950
Total available for sale	$24,122	$912	$1,114	$492	$23,428

Held to maturity:
States and political subdivisions	$2,049	$104	$—	$—	$2,153

As of December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$1,006	$5	$—	$—	$1,011
Corporate debt obligations	1,500	43	57	—	1,486
Residential mortgage-backed securities	13,697	764	—	—	14,461
Collateralized mortgage obligations	1,534	73	—	13	1,594
Collateralized debt obligations	5,556	—	1,080	511	3,965
Total available for sale	$23,293	$885	$1,137	$524	$22,517

Held to maturity:
States and political subdivisions	$2,032	$87	$39	$—	$2,080

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2012 are as follows:

	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	7,062	5,512
Residential mortgage-backed securities and collateralized mortgage obligations	17,060	17,926
Total available for sale	$24,122	$23,438

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,049	2,153
Total held to maturity	$2,049	$2,153

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of June 30, 2012, securities with a carrying value of $11.0 million, and fair value of $11.9 million, were pledged as collateral for borrowed funds. In addition, securities with a carrying value of $5.0 million, and fair value of $5.4 million, were pledged to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

As of June 30, 2012	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Collateralized debt obligations	—	—	3,636	1,114	3,636	1,114
Total available for sale	$—	$—	$3,636	$1,114	$3,636	$1,114

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2011	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Corporate debt obligations	—	—	443	57	443	57
Collateralized debt obligations	—	—	3,670	1,080	3,670	1,080
Total available for sale	$—	$—	$4,113	$1,137	$4,113	$1,137

Held to maturity:
States and political subdivisions	$758	$39	$—	$—	$758	$39

Collateralized Debt Obligations:  The Company’s unrealized loss on investments in collateralized debt obligations (“CDOs”) relates to three securities issued by financial institutions, totaling $3.7 million. CDOs are pooled securities primarily secured by trust preferred securities (“TruPS”), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The current economic downturn has had a significant adverse impact on the financial services industry; consequently, TruPS CDOs do not have an active trading market. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

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

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
	2012	2011

	(Amounts in thousands)
Beginning balance	$1,950	$2,657
Initial credit impairment	—	—
Subsequent credit impairments	—	57
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(399)	316
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,551	$2,398

	For the Three Months Ended June 30,
	2012	2011

	(Amounts in thousands)
Beginning balance	$1,551	$2,596
Initial credit impairment	—	—
Subsequent credit impairments	—	37
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	—	235
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,551	$2,398

A summary of investment gains and losses recognized in income during the six month and three month periods ended June 30, 2012 and 2011 are as follows:

	For the Six Months Ended June 30,
	2012	2011

	(Amounts in thousands)
Available for sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	(57)
Total available for sale securities	$—	$(57)

Held to maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held to maturity securities	$—	$—

	For the Three Months Ended June 30,
	2012	2011

	(Amounts in thousands)
Available for sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	(37)
Total available for sale securities	$—	$(37)

Held to maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held to maturity securities	$—	$—

NOTE 4.  LOANS

The portfolio of loans outstanding consists of:

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Amounts in thousands)
Commercial and Industrial	$22,541	3.7%	$24,136	3.9%
Real Estate Construction:
Residential	11,325	1.9	21,287	3.4
Commercial	41,694	6.9	50,361	8.1
Real Estate Mortgage:
Commercial – Owner Occupied	140,002	23.1	147,449	23.6
Commercial – Non-owner Occupied	210,569	34.9	204,216	32.6
Residential – 1 to 4 Family	139,105	23.0	138,768	22.2
Residential - Multifamily	20,777	3.4	20,126	3.2
Consumer	18,864	3.1	18,774	3.0
Total Loans	$604,877	100.0%	$625,117	100.0%

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify for development and construction loans. Total development and construction loans with interest reserves were $7.4 million and $14.6 million at June 30, 2012 and December 31, 2011, respectively. The amount of interest capitalized from interest reserves and recognized as interest income for the six month periods ended June 30, 2012 and 2011 was $221,000 and $642,000, respectively. Interest reserves provide borrowers temporary sources of cash flow which can be used to make interest payments during the development or construction phases of a project. It is our expectation that equity in the project increases as the project moves towards completion and that cash flows will be positive once sales begin or stabilization occurs. Loans with interest reserves are monitored throughout the life of the project. Interest accrual may be suspended on interest reserve dependent loans that are not delinquent but are risk rated substandard or worse.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. Commercial real estate loans may be riskier than loans for one-to-four family residences and are typically larger in dollar size. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. The repayment of these loans is generally largely dependent on the successful operation and management of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012, approximately 39.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

An age analysis of past due loans by class follows:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Amounts in thousands)

Commercial	$—	—	308	308	22,233	22,541	—
Real Estate Construction:
Residential	—	—	1,833	1,833	9,492	11,325	—
Commercial	—	1,698	8,056	9,754	31,940	41,694	—
Real Estate Mortgage:
Residential	2,974	—	6,948	9,922	149,960	159,882	—
Commercial	—	1,227	25,538	26,765	323,806	350,571	—
Consumer	108	—	191	299	18,565	18,864	—
Total	$3,082	2,925	42,874	48,881	555,996	604,877	—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Amounts in thousands)

Commercial	$603	$—	$—	$603	$23,533	$24,136	$—
Real Estate Construction:
Residential	350	—	5,265	5,615	15,672	21,287	—
Commercial	—	—	7,703	7,703	42,658	50,361	—
Real Estate Mortgage:
Residential	2,587	—	8,288	10,875	148,019	158,894	—
Commercial	2,932	—	22,929	25,861	325,804	351,665	—
Consumer	—	—	274	274	18,500	18,774	—
Total	$6,472	$—	$44,459	$50,931	$574,186	$625,117	$—

Impaired Loans:  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In addition, any loan that is modified in a troubled debt restructuring is considered impaired.

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

Impaired loans are set forth in the following tables.

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial	$808	$875	$—
Residential Real Estate Construction	1,833	3,159	—
Commercial Real Estate Construction	6,457	6,457	—
Residential Real Estate Mortgage	10,516	10,710	—
Commercial Real Estate Mortgage	47,909	50,968	—
Consumer	191	227	—
	67,714	72,396	—

With an allowance recorded:
Commercial	—	—	—
Residential Real Estate Construction	935	1,372	56
Commercial Real Estate Construction	1,599	2,057	16
Residential Real Estate Mortgage	4,232	4,268	682
Commercial Real Estate Mortgage	10,708	10,708	71
Consumer	—	—	—
	17,474	18,405	825

Total:
Commercial	808	875	—
Residential Real Estate Construction	2,768	4,531	56
Commercial Real Estate Construction	8,056	8,514	16
Residential Real Estate Mortgage	14,748	14,978	682
Commercial Real Estate Mortgage	58,617	61,676	71
Consumer	191	227	—
	$85,188	$90,801	$825

Included in the above table are TDRs that are in compliance with their modified terms and accruing interest, totaling $41.7 million.

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial	$594	$594	$—
Residential Real Estate Construction	4,756	4,947	—
Commercial Real Estate Construction	16,146	16,146	—
Residential Real Estate Mortgage	6,818	6,890	—
Commercial Real Estate Mortgage	30,210	30,209	—
Consumer	—	—	—
	58,524	58,786	—

With an allowance recorded:
Commercial	—	—	—
Residential Real Estate Construction	6,427	7,628	1,449
Commercial Real Estate Construction	1,659	2,248	344
Residential Real Estate Mortgage	12,620	13,310	1,077
Commercial Real Estate Mortgage	18,127	18,247	246
Consumer	—	—	—
	38,833	41,433	3,116

Total:
Commercial	594	594	—
Residential Real Estate Construction	11,183	12,575	1,449
Commercial Real Estate Construction	17,805	18,394	344
Residential Real Estate Mortgage	19,438	20,200	1,077
Commercial Real Estate Mortgage	48,337	48,456	246
Consumer	—	—	—
	$97,357	$100,219	$3,116

Included in the above table are TDRs that are in compliance with their modified terms and accruing interest, totaling $41.1 million.

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the six months and three months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial	$856	$11	$594	$10
Residential Real Estate Construction	3,658	45	12,211	188
Commercial Real Estate Construction	8,130	3	17,800	263
Residential Real Estate Mortgage	14,887	234	20,526	313
Commercial Real Estate Mortgage	60,372	1,143	51,617	1,342
Consumer	210	2	—	—
Total	$88,113	$1,438	$102,748	$2,116

	Three Months Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial	$730	$11	$594	$7
Residential Real Estate Construction	5,180	27	12,267	86
Commercial Real Estate Construction	12,296	—	19,332	96
Residential Real Estate Mortgage	14,938	122	20,771	162
Commercial Real Estate Mortgage	56,717	668	52,077	638
Consumer	190	1	—	—
Total	$90,051	$829	$105,041	$989

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

The following is an analysis of performing and nonperforming TDRs as of June 30, 2012 and December 31, 2011.

June 30, 2012	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest		Total
	Balance	Count	Balance	Count	Balance	Count
	(loan balances in thousands)
Commercial	$500	1	$250	1	$750	2
Residential Real Estate Construction	935	2	497	1	1,432	3
Commercial Real Estate Construction	—	—	4,820	3	4,820	3
Commercial Real Estate Mortgage - Owner Occupied	5,916	6	2,064	4	7,980	10
Commercial Real Estate Mortgage - Non-owner Occupied	27,163	9	7,512	4	34,675	13
Residential Real Estate Mortgage -Multifamily	380	1	3,201	1	3,581	2
Residential Real Estate Mortgage - 1 to 4 family	6,787	6	2,536	5	9,323	11
Consumer	—	—	137	1	137	1
Total	$41,681	25	$21,017	20	$62,698	45

December 31, 2011	TDRs in compliance with their modified terms and accruing interest		TDRs that are not accruing interest		Total
	Balance	Count	Balance	Count	Balance	Count
	(loan balances in thousands)
Commercial	$603	1	$—	—	$603	1
Residential Real Estate Construction	2,195	2	2,832	3	5,027	5
Commercial Real Estate Construction	500	1	4,350	2	4,850	3
Commercial Real Estate Mortgage - Owner Occupied	2,740	5	4,450	6	7,190	11
Commercial Real Estate Mortgage - Non-owner Occupied	28,232	9	9,196	5	37,428	14
Residential Real Estate Mortgage -Multifamily	3,268	1	515	2	3,783	3
Residential Real Estate Mortgage - 1 to 4 family	3,605	7	4,340	6	7,945	13
Consumer	—	—	137	1	137	1
Total	$41,143	26	$25,820	25	$66,963	51

The following tables illustrate new TDRs and TDR default information for the six months and three months ended June 30, 2012 and 2011.

Troubled Debt Restructurings	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)

Commercial and Industrial	2	$750	$750	1	$594	$594
Construction:
Residential	1	415	415	1	959	959
Commercial	—	—	—	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	1	3,220	3,220	1	315	315
Commercial – Non-owner Occupied	2	2,919	2,919	3	5,543	5,543
Residential – 1-4 Family	2	3,965	3,965	4	6,250	6,250
Residential – Multifamily	1	380	380	2	506	506
Consumer	—	—	—	—	—	—
Total	9	$11,649	$11,649	12	$14,167	$14,167

Troubled Debt Restructurings	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(Dollars in Thousands)

Commercial and Industrial	2	$750	$750	1	$594	$594
Construction:
Residential	1	415	415	1	959	959
Commercial	—	—	—	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	1	3,220	3,220	1	315	315
Commercial – Non-owner Occupied	2	2,919	2,919	2	4,002	4,002
Residential – 1-4 Family	2	3,965	3,965	3	5,943	5,943
Residential – Multifamily	1	380	380	2	506	506
Consumer	—	—	—	—	—	—
Total	9	$11,649	$11,649	10	$12,319	$12,319

Troubled Debt Restructurings That Subsequently Defaulted	For the six months ended June 30, 2012		For the six months ended June, 30 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)

Commercial and Industrial	1	$603	—	$—
Construction:
Residential	1	1,004	—	—
Commercial	1	500	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	5	4,131
Commercial – Non-owner Occupied	2	3,623	1	121
Residential – 1-4 Family	3	776	1	929
Residential – Multifamily	1	3,267	—	—
Consumer	—	—	—	—
Total	9	$9,773	7	$5,181

Troubled Debt Restructurings That Subsequently Defaulted	For the three months ended June 30, 2012		For the three months ended June, 30 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)

Commercial and Industrial	—	$—	—	$—
Construction:
Residential	—	—	—	—
Commercial	1	500	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1	1,667
Commercial – Non-owner Occupied	—	—	—	—
Residential – 1-4 Family	2	566	—	—
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	3	$1,066	1	$1,667

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, foreclosed, sold or it meets the criteria to be removed from TDR status.

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

6.
Substandard:  This classification represents more severe cases of #5 (OAEM) with characteristics that require increased monitoring.  Assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral. Asset has a well-defined weakness or weaknesses that impairs the ability to repay debt and jeopardizes the timely liquidation or realization of the collateral at the asset’s net book value.

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

An analysis of the credit risk profile by internally assigned grades is as follows:

At June 30, 2012	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$15,341	$6,892	$308	$—	$22,541
Residential Real Estate Construction	8,557	—	2,768	—	11,325
Commercial Real Estate Construction	18,215	—	23,479	—	41,694
Residential Real Estate Mortgage	143,057	6,742	10,083	—	159,882
Commercial Real Estate Mortgage	298,123	17,134	35,314	—	350,571
Consumer	18,673	—	191	—	18,864
Total	$501,966	$30,768	$72,143	$—	$604,877

At December 31, 2011	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$16,033	$7,500	$603	$—	$24,136
Residential Real Estate Construction	12,327	350	8,610	—	21,287
Commercial Real Estate Construction	23,898	—	26,463	—	50,361
Residential Real Estate Mortgage	136,919	7,628	14,347	—	158,894
Commercial Real Estate Mortgage	293,477	14,270	43,918	—	351,665
Consumer	18,500	—	274	—	18,774
Total	$501,154	$29,748	$94,215	$—	$625,117

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

An analysis of the allowance for loan losses for the six month and three month periods ended June 30, 2012 and 2011 is as follows:

Allowance for Loan Losses:	For the six month period ended June 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$451	$(66)	$—	$109	$494
Real Estate Construction:
Residential	2,613	(1,289)	37	(71)	1,290
Commercial	1,971	(311)	—	(179)	1,481
Real Estate Mortgage:
Commercial – Owner Occupied	2,714	(748)	—	1,555	3,521
Commercial – Non-owner Occupied	6,742	(2,938)	—	2,464	6,268
Residential – 1 to 4 Family	4,190	(350)	403	165	4,408
Residential – Multifamily	278	—	—	(10)	268
Consumer	148	(36)	—	66	178
Unallocated	216	—	—	201	417
Total	$19,323	$(5,738)	$440	$4,300	$18,325

Allowance for Loan Losses:	For the six month period ended June 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$448	$(22)	$—	$70	$496
Real Estate Construction:
Residential	2,980	(2,727)	—	2,241	2,494
Commercial	1,576	—	—	501	2,077
Real Estate Mortgage:
Commercial – Owner Occupied	2,508	—	—	—	2,508
Commercial – Non-owner Occupied	3,792	—	—	660	4,452
Residential – 1 to 4 Family	2,848	—	—	846	3,694
Residential – Multifamily	372	—	—	—	372
Consumer	130	—	—	13	143
Unallocated	135	—	—	169	304
Total	$14,789	$(2,749)	$—	$4,500	$16,540

	For the three month period ended June 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$441	$(66)	$—	$119	$494
Real Estate Construction:
Residential	1,923	(437)	—	(196)	1,290
Commercial	1,513	(180)	—	148	1,481
Real Estate Mortgage:
Commercial – Owner Occupied	2,833	(748)	—	1,436	3,521
Commercial – Non-owner Occupied	5,996	(139)	—	411	6,268
Residential – 1 to 4 Family	4,181	(78)	402	(97)	4,408
Residential – Multifamily	254	—	—	14	268
Consumer	182	(36)	—	32	178
Unallocated	234	—	—	185	417
Total	$17,557	$(1,684)	$402	$2,050	$18,325

	For the three month period ended June 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$453	$—	$—	$43	$496
Real Estate Construction:
Residential	2,315	(31)	—	210	2,494
Commercial	2,050	—	—	27	2,077
Real Estate Mortgage:
Commercial – Owner Occupied	2,495	—	—	13	2,508
Commercial – Non-owner Occupied	3,827	—	—	625	4,452
Residential – 1 to 4 Family	3,055	(323)	—	962	3,694
Residential – Multifamily	332	—	—	40	372
Consumer	132	—	—	11	143
Unallocated	135	—	—	169	304
Total	$14,794	$(354)	$—	$2,100	$16,540

Allowance for Loan Losses, at June 30, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$—	$494	$494
Real Estate Construction:
Residential	56	1,234	1,290
Commercial	16	1,465	1,481
Real Estate Mortgage:
Commercial – Owner Occupied	58	3,463	3,521
Commercial – Non-owner Occupied	13	6,255	6,268
Residential – 1 to 4 Family	682	3,726	4,408
Residential – Multifamily	—	268	268
Consumer	—	178	178
Unallocated	—	417	417
Total	$825	$17,500	$18,325

Allowance for Loan Losses, at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$—	$451	$451
Real Estate Construction:
Residential	1,297	1,316	2,613
Commercial	380	1,591	1,971
Real Estate Mortgage:
Commercial – Owner Occupied	23	2,691	2,714
Commercial – Non-owner Occupied	2,526	4,216	6,742
Residential – 1 to 4 Family	600	3,590	4,190
Residential – Multifamily	33	245	278
Consumer	—	148	148
Unallocated	—	216	216
Total	$4,859	$14,464	$19,323

Loans, at June 30, 2012:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$808	$21,733	$22,541
Real Estate Construction:
Residential	2,768	8,557	11,325
Commercial	8,056	33,638	41,694
Real Estate Mortgage:
Commercial – Owner Occupied	8,481	131,521	140,002
Commercial – Non-owner Occupied	50,136	160,433	210,569
Residential – 1 to 4 Family	11,167	127,938	139,105
Residential – Multifamily	3,581	17,196	20,777
Consumer	191	18,673	18,864
Total	$85,188	$519,689	$604,877

Loans, at December 31, 2011:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$603	$23,533	$24,136
Real Estate Construction:
Residential	8,610	12,677	21,287
Commercial	16,227	34,134	50,361
Real Estate Mortgage:
Commercial – Owner Occupied	7,536	139,913	147,449
Commercial – Non-owner Occupied	48,244	155,972	204,216
Residential – 1 to 4 Family	11,865	126,903	138,768
Residential – Multifamily	3,865	16,261	20,126
Consumer	229	18,545	18,774
Total	$97,179	$527,938	$625,117

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2012
(amounts in thousands except ratios)

Total Risk Based Capital	$101,989	16.21%	$50,331	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$94,113	14.96%	$25,166	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$94,113	12.09%	$31,143	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$98,992	15.46%	$51,209	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$90,851	14.19%	$25,604	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$90,851	12.06%	$30,122	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2012
(amounts in thousands except ratios)

Total Risk Based Capital	$102,047	16.22%	$50,331	8%	$62,914	10%
(to Risk Weighted Assets)

Tier 1 Capital	$94,171	14.97%	$25,166	4%	$37,748	6%
(to Risk Weighted Assets)

Tier 1 Capital	$94,171	12.10%	$31,143	4%	$38,929	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
(amounts in thousands except ratios)

Total Risk Based Capital	$98,817	15.44%	$51,208	8%	$64,010	10%
(to Risk Weighted Assets)

Tier 1 Capital	$90,676	14.17%	$25,604	4%	$38,406	6%
(to Risk Weighted Assets)

Tier 1 Capital	$90,676	12.04%	$30,122	4%	$37,652	5%
(to Average Assets)

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the provisions resulting from the Act was the Treasury Capital Purchase Program (CPP) which provides for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.   This program was voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury.   The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009.   These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The allocation of proceeds resulted in a discount on the preferred stock that is being accreted over five years. The Company issued 329,757 common stock warrants to the U.S. Treasury and $930,000 of those proceeds was allocated to the warrants. The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $6.12 per share of common stock.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at:

	June 30, 2012	December 31, 2011

Securities
Non-credit unrealized losses on securities with OTTI	$(492)	$(524)
Unrealized losses on securities without OTTI	(202)	(252)
Minimum pension liability	(256)	(268)
Tax impact	380	418
Other comprehensive income	$(570)	$(626)

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

Cash flows were developed based on the estimated speeds at which the trust preferred securities are expected to prepay (a range of 1% to 2%), the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default (95%). Trust preferred securities generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for CDRs are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 400 to 959 basis points).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of June 30, 2012
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	1,545	—	1,545
Residential mortgage-backed securities	—	16,648	—	16,648
Collateralized mortgage-backed securities		1,194	84	1,278
Collateralized debt obligations	—	—	3,950	3,950
Total	$—	$19,394	$4,034	$23,428

As of December 31, 2011
U.S. Government sponsored entities	$—	$1,011	$—	$1,011
Corporate debt obligations	—	1,486	—	1,486
Residential mortgage-backed securities	—	14,461	—	14,461
Collateralized mortgage-backed securities		1,437	157	1,594
Collateralized debt obligations	—	—	3,965	3,965
Total	$—	$18,395	$4,122	$22,517

For the six months ending June 30, 2012, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ending June 30:

	Securities Available for Sale
	2012	2011
	(amounts in thousands)
Beginning balance at January 1,	$4,122	$4,560
Total net gains (losses) included in:
Net income	—	(129)
Other comprehensive income (loss)	(88)	(107)
Settlements	—	(202)
Net transfers into Level 3	—	—
Ending balance June 30,	$4,034	$4,122

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2012
Impaired loans	$—	$—	$16,649	$16,649
OREO	—	—	26,727	26,727

As of December 31, 2011
Impaired loans	$—	$—	$27,706	$27,706
OREO	—	—	19,410	19,410

Impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $17.5 million and $32.6 million at June 30, 2012 and December 31, 2011 respectively, with a valuation allowance of $0.8 million and $4.9 million at June 30, 2012 and December 31, 2011 respectively. The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet. All impaired loans have an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The Company used the following methods and assumptions in estimating the fair value of the following financial instruments:

Investment Securities: Fair value of securities available for sale is described above. Fair value of held to maturity securities is based upon quoted market prices (Level 2 inputs).

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2012 and December 31, 2011:

	Level in Fair Value Hierarchy	June 30, 2012		December 31, 2011
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(Amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$118,979	$118,979	$110,228	$110,228
Investment securities (available for sale and held to maturity)	(1)	25,477	25,582	24,549	24,597
Restricted stock	Level 2	2,227	2,227	3,565	3,565
Loans held for sale	Level 2	—	—	225	225
Loans, net	(2)	586,552	585,252	605,794	622,801
Accrued interest receivable	Level 2	2,969	2,969	3,039	3,039

Financial Liabilities:
Demand and savings deposits	Level 2	$374,843	$374,843	$356,440	$356,440
Time deposits	Level 2	283,887	285,622	278,415	280,147
Borrowings	Level 2	43,932	51,095	74,010	79,997
Accrued interest payable	Level 2	615	615	618	618

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	(Amount in thousands)
Income Taxes
Pre-tax Income	$5,413	$8,576	$2,247	$3,877
Income Tax Expense	1,529	3,444	257	1,564

For the six months ended June 30, 2012, the Company recorded a net tax expense of $1.5 million compared to a net tax expense of $3.4 million for the six months ended June 30, 2011. For the three months ended June 30, 2012, the Company recorded a net tax expense of $257,000 compared to a net tax expense of $1.6 million for the three months ended June 30, 2011.

Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The decrease in income tax expense is due to lower earnings and the change to an alternative tax methodology for bank owned life insurance (“BOLI”) income whereby it is treated on a tax free basis. The portion related to prior years is $576,000.

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the six month periods ending June 30, 2012 and 2011.

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	(in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$3,132	$3,937	$1,596	$1,894
Average common shares outstanding	5,375,176	5,374,561	5,375,792	5,374,561
Basic earnings per common share	$0.58	$0.73	$0.30	$0.36

Diluted earnings per common share
Net income available to common shareholders	$3,132	$3,937	$1,596	$1,894
Average common shares outstanding	5,375,176	5,374,561	5,375,792	5,374,561
Dilutive potential common shares	4,582	139,362	5,329	75,660
Total diluted average common shares outstanding	5,379,758	5,513,923	5,381,121	5,450,221
Diluted earnings per common share	$0.58	$0.71	$0.30	$0.35

For the six months ended June 30, 2012 and 2011, options to purchase 335,186 shares and 321,475 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

For the three months ended June 30, 2012 and 2011, options to purchase 335,186 shares and 325,053 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

In May of 2012 and May of 2011, the Company paid a 10% common stock dividend to shareholders.  All share and per share information has been retroactively adjusted to give effect to this stock dividend for the periods presented.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2012 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

At June 30, 2012, the Company’s total assets decreased to $788.5 million from $790.7 million at December 31, 2011, a decrease of $2.2 million or 0.3%.

Cash and cash equivalents increased $8.8 million to $119.0 million at June 30, 2012 from $110.2 million at December 31, 2011.

Total investment securities increased to $25.5 million at June 30, 2012 ($23.4 million classified as available for sale or 91.9%) from $24.5 million at December 31, 2011, an increase of $1.0 million or 3.8%.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months and six months ended June 30, 2012, the Company did not recognize any credit-related OTTI charges.

Total loans decreased to $604.9 million at June 30, 2012 from $625.1 million at December 31, 2011, a decrease of $20.2 million or 3.2%. The decrease in the loan portfolio was a result of charge-offs of impaired loan balances and loan pay-offs.

Delinquent loans totaled $48.9 million or 8.1% of total loans at June 30, 2012, a decrease of $2.1 million from December 31, 2011. Delinquent loan balances by number of days delinquent were: 30 to 59 days --- $3.1 million; 60 to 89 days --- $2.9 million; 90 days and greater not accruing interest --- $42.9 million.

At June 30, 2012, the Company had $42.9 million in nonaccrual loans or 7.1% of total loans, a decrease from $44.5 million or 7.1% of total loans at December 31, 2011. The three largest relationships in nonaccrual loans are a $7.9 million retail center construction loan, a $6.6 million retail center construction loan and a $3.2 million residential condominium loan.

The composition of nonaccrual loans as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(amounts in thousands except ratios)
Commercial and industrial	$308	$—
Real estate construction:
Residential	1,833	5,265
Commercial	8,056	7,703
Real estate mortgage:
Commercial – owner occupied	2,565	4,797
Commercial – non owner occupied	22,973	18,132
Residential – 1 to 4 family	3,747	7,691
Residential - Multifamily	3,201	597
Consumer	191	274
Total	$42,874	$44,459

Nonperforming loans to total loans	7.09%	7.11%

At June 30, 2012 Parke Bancorp's allowance for loan losses was $18.3 million, a decrease of $1.0 million from December 31, 2011. The ratio of allowance for loan losses to total loans decreased to 3.0% at June 30, 2012 from 3.1% at December 31, 2011. During the six month period ended June 30, 2012, the Company charged-off $5.7 million in loans. Specific allowances for loan losses have been established in the amount of $825,000 on impaired loans totaling $17.5 million at June 30, 2012. To our knowledge, we have provided for all losses that are both probable and reasonably estimable at June 30, 2012 and December 31, 2011. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 8.1% of total assets at December 31, 2011 to 8.8% at June 30, 2012. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall.  See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at June 30, 2012 was $26.7 million, compared to $19.4 million at December 31, 2011, the largest being a condominium development valued at $12.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
Balance at beginning of period	$19,410	$16,701
Real estate acquired in settlement of loans	8,981	682
Sales of real estate	(1,246)	(2,483)
Gain (loss) on sale of real estate	(348)	52
Write-down of real estate carrying values	(277)	—
Capitalized improvements to real estate	207	3,730
Balance at end of period	$26,727	$18,682

At June 30, 2012, the Bank’s total deposits increased to $658.7 million from $634.9 million at December 31, 2011, an increase of $23.8 million or 3.8%. The increase was due to continued core deposit growth.

At June 30, 2012, total equity increased to $80.1 million from $77.3 million at December 31, 2011, an increase of $2.8 million, or 3.6% due to the retention of earnings from the period.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General: Net income available to common shareholders for the six months ended June 30, 2012 was $3.1 million, compared to $3.9 million for the same period in 2011. The decrease was impacted by the following:

Interest Income:  Interest income decreased $1.1 million, or 5.4%, to $19.5 million for the six months ended June 30, 2012, from $20.6 million for the six months ended June 30, 2011. The decrease is attributable to lower average loan balances and lower yield on loans.  Average loans for the six month period ended June 30, 2012 were $617.4 million compared to $635.9 million for the same period last year. The average yield on loans was 6.15% for the six months ended June 30, 2012 compared to 6.31% for the same period in 2011.

Interest Expense: Interest expense decreased $785,000 to $3.9 million for the six months ended June 30, 2012, from $4.7 million for the six months ended June 30, 2011. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the six month period ended June 30, 2012 was 1.13% compared to 1.42% for the same period last year.

Net Interest Income:  Net interest income decreased $323,000 to $15.6 million for the six months ended June 30, 2012, as compared to the same period last year. We experienced a decrease in our net interest rate spread of 30 basis points, to 4.11% for the six months ended June 30, 2012, from 4.41% for the same period last year. Our net interest margin decreased 34 basis points to 4.23% for the six months ended June 30, 2012, from 4.57% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $4.3 million for the six months ended June 30, 2012, compared to $4.5 million for the same period last year. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $1.6 million for the six months ended June 30, 2012, compared to $3.6 million for the same period last year. There was a $1.8 million decrease in gain on sale of SBA loans as compared to the same period in 2011. The 2011 gain was higher due to a change in the SBA sales agreement; warranty language was removed from the sales agreement and Parke Bancorp was no longer required to defer the recognition of the gain for 90 days. The gain recorded in the 2011period represented loans sold during the 2011 period as well as previously deferred gains of $1.4 million from the quarter ended December 31, 2010. In addition, the Company recorded a loss on OREO of $625,000 during the six month period ended June 30, 2012 as compared to a gain of $52,000 in the corresponding period in 2011.

Non-interest Expense:  Non-interest expense increased $1.0 million to $7.5 million for the six months ended June 30, 2012, from $6.5 million for the six months ended June 30, 2011. The increase was primarily attributable to OREO and loan expenses related to the payment of expenses resulting from a higher level of properties acquired through foreclosure or deed in lieu of foreclosure.

Income Taxes:  The Company recorded income tax expense of $1.5 million, on income before taxes of $5.4 million for the six months ended June 30, 2012, resulting in an effective tax rate of 28.2%, compared to income tax expense of $3.4 million on income before taxes of $8.6 million for the same period of 2011, resulting in an effective tax rate of 40.2%. The decrease in income tax expense is due to lower earnings and the change to an alternative tax methodology for bank owned life insurance (“BOLI”) income whereby it is treated on a tax free basis.

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

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$617,360	$18,871	6.15%	$635,866	$19,890	6.31%
Investment securities	25,793	540	4.21%	31,587	704	4.49%
Federal funds sold and cash equivalents	98,248	119	0.24%	35,589	44	0.25%
Total interest-earning assets	741,401	19,530	5.30%	703,042	20,638	5.92%

Other assets	55,650			49,631
Allowance for loan losses	(18,867)			(15,452)
Total assets	$778,184			$737,221

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$18,549	68	0.74%	$15,076	74	0.99%
Money markets	96,348	414	0.86%	91,921	497	1.09%
Savings	218,335	1,060	0.98%	186,625	1,148	1.24%
Time deposits	259,035	1,775	1.38%	224,436	1,780	1.60%
Brokered certificates of deposit	24,131	142	1.18%	49,903	506	2.04%
Total interest-bearing deposits	616,398	3,459	1.13%	567,961	4,005	1.42%
Borrowings	48,470	475	1.97%	64,119	714	2.25%
Total interest-bearing liabilities	664,868	3,934	1.19%	632,080	4,719	1.51%

Non-interest bearing deposits	29,677			21,450
Other liabilities	4,355			10,117
Total liabilities	698,900			663,647
Shareholders’ equity	79,284			73,574
Total liabilities and shareholders’ equity	$778,184			$737,221
Net interest income		$15,596			$15,919
Interest rate spread			4.11%			4.41%
Net interest margin			4.23%			4.57%

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General: Net income available to common shareholders for the three months ended June 30, 2012 was $1.6 million, compared to $1.9 million for the same period in 2011. The decrease was impacted by the following:

Interest Income:  Interest income decreased $755,000, or 7.2%, to $9.7 million for the three months ended June 30, 2012, from $10.4 million for the three months ended June 30, 2011. The decrease is attributable to lower average loan balances and lower yield on loans.  Average loans for the three month period ended June 30, 2012 were $614.8 million compared to $627.1 million for the same period last year. The average yield on loans was 6.12% for the three months ended June 30, 2012 compared to 6.44% for the same period in 2011.

Interest Expense: Interest expense decreased $392,000 to $1.9 million for the three months ended June 30, 2012, from $2.3 million for the three months ended June 30, 2011. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the three month period ended June 30, 2012 was 1.09% compared to 1.37% for the same period last year.

Net Interest Income:  Net interest income decreased $363,000 to $7.8 million for the three months ended June 30, 2012, as compared to the same period last year. We experienced a decrease in our net interest rate spread of 41 basis points, to 4.09% for the three months ended June 30, 2012, from 4.50% for the same period last year. Our net interest margin decreased 43 basis points to 4.21% for the three months ended June 30, 2012, from 4.64% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.1 million for the three months ended June 30, 2012, unchanged from the same period last year. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $531,000 for the three months ended June 30, 2012, compared to $1.1 million for the same period last year. The decrease was primarily attributable to a loss on OREO of $537,000.

Non-interest Expense:  Non-interest expense increased $604,000 to $3.9 million for the three months ended June 30, 2012, from $3.3 million for the three months ended June 30, 2011. The increase was primarily attributable to OREO and loan expenses related to the payment of expenses resulting from a higher level of properties acquired through foreclosure or deed in lieu of foreclosure.

Income Taxes:  The Company recorded income tax expense of $257,000, on income before taxes of $2.2 million for the three months ended June 30, 2012, resulting in an effective tax rate of 11.4%, compared to income tax expense of $1.6 million on income before taxes of $3.9 million for the same period of 2011, resulting in an effective tax rate of 40.3%. The decrease in income tax expense is due to lower earnings and the change to an alternative tax methodology for BOLI income whereby it is treated on a tax free basis.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(amounts in thousands, except percentages)
Assets
Loans	$614,771	$9,358	6.12%	$627,114	$10,074	6.44%
Investment securities	24,894	252	4.07%	31,081	330	4.26%
Federal funds sold and cash equivalents	101,204	66	0.26%	43,236	27	0.25%
Total interest-earning assets	740,869	9,676	5.25%	701,431	10,431	5.96%

Other assets	57,452			48,766
Allowance for loan losses	(17,725)			(15,426)
Total assets	$780,596			$734,771

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$19,009	34	0.72%	$15,779	39	0.99%
Money markets	97,884	202	0.83%	91,356	248	1.09%
Savings	221,936	514	0.93%	192,614	595	1.24%
Time deposits	259,914	868	1.34%	223,748	843	1.51%
Brokered certificates of deposit	23,889	69	1.16%	46,517	225	1.94%
Total interest-bearing deposits	622,632	1,687	1.09%	570,014	1,950	1.37%
Borrowings	43,945	233	2.13%	64,100	362	2.27%
Total interest-bearing liabilities	666,577	1,920	1.16%	634,114	2,312	1.46%

Non-interest bearing deposits	29,444			22,043
Other liabilities	4,733			4,017
Total liabilities	700,754			660,174
Shareholders’ equity	79,842			74,597
Total liabilities and shareholders’ equity	$780,596			$734,771
Net interest income		$7,756			$8,119
Interest rate spread			4.09%			4.50%
Net interest margin			4.21%			4.64%

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

Other Than Temporary Impairment on Investment Securities:  Management periodically performs analyses to determine whether there has been an other-than-temporary decline in the value of one or more securities. The available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. The held to maturity securities portfolio, consisting of debt securities for which there is a positive intent and ability to hold to maturity, is carried at amortized cost. Management conducts a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the cost basis of the security is adjusted by writing down the security to estimated fair market value through a charge to current period earnings to the extent that such decline is credit related. All other changes in unrealized gains or losses for investment securities available for sale are recorded, net of tax effect, through other comprehensive income.

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 91.8% and 98.5% at June 30, 2012 and December 31, 2011, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six month period ended June 30, 2012. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of June 30, 2012, the Company had a short term line of credit with Atlantic Central Bankers Bank for $3.0 million. There were no outstanding borrowings on this line at June 30, 2012. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2012, the Company maintained lines of credit with the FHLB of $109.4 million, of which $25.6 million was outstanding at June 30, 2012.

As of June 30, 2012, the Company's investment securities portfolio included $15.9 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital:  A strong capital position is fundamental to support the continued growth of the Company. The Company and the Bank are subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders' equity as adjusted for unrealized gains or losses on available for sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk in accordance with regulatory criteria. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

At June 30, 2012, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification of CEO required by Rule 13a-14(a).

31.2	Certification of CFO required by Rule 13a-14(a).

32	Certification required by 18 U.S.C. §1350.

101	Interactive Data Files*

*	To be filed by amendment as permitted by Rule 405(a)(2)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date: August 14, 2012	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)