Form 10-Q
period 2012-09-30
PARKE BANCORP, INC.
filed 2012-11-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012.
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
Yes [  ]                No [X]

As of November 14, 2012, there were issued and outstanding 5,383,893 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from financial institutions	$1,934	$3,733
Federal funds sold and cash equivalents	98,949	106,495
Total Cash and cash equivalents	100,883	110,228

Investment securities available for sale, at fair value	21,457	22,517
Investment securities held to maturity (fair value of $2,209 at September 30, 2012 and $2,080 at December 31, 2011)	2,058	2,032
Total investment securities	23,515	24,549

Loans held for sale	1,835	225

Loans, net of unearned income	603,560	625,117
Less: Allowance for loan losses	(17,487)	(19,323)
Net loans	586,073	605,794

Accrued interest receivable	2,765	3,039
Bank premises and equipment, net	4,072	4,122
Other real estate owned (OREO)	28,102	19,410
Restricted stock, at cost	2,225	3,565
Bank owned life insurance (BOLI)	5,679	5,541
Other assets	15,041	14,265
Total Assets	$770,190	$790,738
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$28,392	$31,146
Interest-bearing deposits	611,308	603,709
Total deposits	639,700	634,855

FHLB borrowings	20,488	50,607
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	631	618
Other liabilities	4,378	3,982
Total liabilities	688,600	713,465
Equity
Preferred stock, cumulative perpetual, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at September 30, 2012 and December 31, 2011	16,016	15,868
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,594,793 shares at September 30, 2012 and 5,097,078 shares December 31, 2011	560	510
Additional paid-in capital	48,869	45,844
Retained earnings	19,366	17,808
Accumulated other comprehensive loss	(632)	(626)
Treasury stock, 210,900 shares at September 30, 2012 and December 31, 2011, at cost	(2,180)	(2,180)
Total shareholders’ equity	81,999	77,224
Noncontrolling interest in consolidated subsidiaries	(409)	49
Total equity	81,590	77,273
Total liabilities and equity	$770,190	$790,738
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011

Interest income:
Interest and fees on loans	$27,637	$29,802	$8,766	$9,912
Interest and dividends on investments	800	1,033	259	329
Interest on federal funds sold and cash equivalents	178	75	59	31
Total interest income	28,615	30,910	9,084	10,272
Interest expense:
Interest on deposits	5,011	5,965	1,552	1,960
Interest on borrowings	709	1,066	234	352
Total interest expense	5,720	7,031	1,786	2,312
Net interest income	22,895	23,879	7,298	7,960
Provision for loan losses	5,800	6,850	1,500	2,350
Net interest income after provision for loan losses	17,095	17,029	5,798	5,610
Noninterest income (loss):
Loan fees	251	185	91	20
Net income from BOLI	138	133	47	45
Service fees on deposit accounts	166	166	62	58
Gain on sale of SBA loans	2,057	3,892	700	751
Other than temporary impairment losses	—	(132)	—	(48)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	—	47	—	20
Net impairment losses recognized in earnings	—	(85)	—	(28)
Loss on sale of real estate owned	(757)	(525)	(132)	(577)
Other	712	173	184	56
Total noninterest income	2,567	3,939	952	325
Noninterest expense:
Compensation and benefits	4,267	4,227	1,415	1,406
Professional services	1,065	966	288	321
Occupancy and equipment	776	751	244	248
Data processing	307	316	103	92
FDIC insurance	824	877	278	192
OREO Expense	1,025	431	339	219
Other operating expense	2,704	1,940	803	574
Total noninterest expense	10,968	9,508	3,470	3,052
Income before income tax expense	8,694	11,460	3,280	2,883
Income tax expense	2,895	4,605	1,365	1,161
Net income attributable to Company and noncontrolling interest	5,799	6,855	1,915	1,722
Net income attributable to noncontrolling interest	(442)	(848)	(194)	(152)
Net income attributable to Company	5,357	6,007	1,721	1,570
Preferred stock dividend and discount accretion	758	749	253	251
Net income available to common shareholders	$4,599	$5,258	$1,468	$1,319

Earnings per common share
Basic	$0.86	$0.98	$0.25	$0.23
Diluted	$0.85	$0.96	$0.25	$0.23
Weighted average shares outstanding
Basic	5,378,103	5,374,561	5,872,276	5,818,506
Diluted	5,381,347	5,458,044	5,872,643	5,841,855
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income attributable to Company	$5,357	$6,007	$1,721	$1,570
Unrealized gains on securities:
Non-credit related unrealized gains (losses) on securities with OTTI	12	16	(7)	(4)
Net unrealized (losses) gains on securities without OTTI	(28)	109	(58)	22
Total unrealized (losses) gains on securities	(16)	125	(65)	18
Pension liability adjustments	10	31	4	14
Total other comprehensive (loss) income	(5)	156	(61)	32
Total comprehensive income	$5,351	$6,163	$1,660	$1,602
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN TOTAL EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2011	$15,868	5,097,078	$510	$45,844	$17,808	$(626)	$(2,180)	$77,224	$49	$77,273
Capital withdrawals by noncontrolling interest									(900)	(900)
Stock options exercised		9,332	1	34				35		35
10% common stock dividend		488,383	49	2,991	(3,041)			(1)		(1)
Comprehensive income:
Net income					5,357			5,357	442	5,799
Non-credit unrealized gain on securities with OTTI, net of taxes						12		12		12
Net unrealized( loss) on securities without OTTI, net of taxes						(28)		(28)		(28)
Pension liability adjustments, net of taxes						10		10		10
Total comprehensive income								5,351	442	5,793

Dividend on preferred stock (5% annually)					(610)			(610)		(610)
Accretion of discount on preferred stock	148				(148)

Balance, September 30, 2012	$16,016	5,594,793	$560	$48,869	$19,366	$(632)	$(2,180)	$81,999	$(409)	$81,590

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2012	2011
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$5,799	$6,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	273
Provision for loan losses	5,800	6,850
Bank owned life insurance	(138)	(133)
Supplemental executive retirement plan expense	102	286
Gain on sale of SBA loans	(2,057)	(3,892)
SBA loans originated for sale	(18,679)	(21,993)
Proceeds from sale of SBA loans originated for sale	19,210	24,455
Loss on sale of other real estate owned	757	525
Contribution of OREO property	138	—
Other than temporary decline in value of investments	—	85
Net accretion of purchase premiums and discounts on securities	(10)	(59)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(448)	(908)
Increase (decrease) in accrued interest payable and other accrued liabilities	316	(1,047)
Net cash provided by operating activities	11,057	11,297
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(4,148)	—
Redemptions (purchases) of restricted stock	1,340	(77)
Proceeds from sale of securities available for sale	—	500
Proceeds from maturities, calls and principal payments on securities	5,039	2,983
Proceeds from sale of other real estate owned	1,331	3,175
Advances on other real estate owned	(227)	(4,387)
Net decrease (increase) in loans	3,230	(17,427)
Purchases of bank premises and equipment	(217)	(161)
Net cash provided by (used in) investing activities	6,348	(15,394)
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(610)	(611)
Cash payment of fractional shares on 10% stock dividend	(1)	(1)
Minority interest capital withdrawal, net	(900)	(812)
Net decrease in Federal Home Loan Bank and short term borrowings	(30,119)	—
Proceeds from exercise of stock options and warrants	35	—
Payments of Federal Home Loan Bank advances	—	(113)
Net (decrease) increase in noninterest-bearing deposits	(2,754)	227
Net increase in interest-bearing deposits	7,599	17,080
Net cash (used in) provided by financing activities	(26,750)	15,770
(Decrease) increase in cash and cash equivalents	(9,345)	11,673
Cash and Cash Equivalents, beginning of period	110,228	57,628
Cash and Cash Equivalents, end of period	$100,883	$69,301
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$5,707	$7,219
Income taxes	$4,015	$5,601
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$10,691	$802

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the nine months ended September 30, 2012 and 2011 are unaudited. The balance sheet as of December 31, 2011, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for the full year.

Use of Estimates: In preparing the interim financial statements, management makes estimates and assumptions based on available information that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of expenses and revenues. Actual results could differ from such estimates. The allowance for loan losses, deferred taxes, evaluation of investment securities for other-than-temporary impairment, fair values of financial instruments and other real estate owned (“OREO”) are significant estimates and particularly subject to change.

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

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair Value
	(Amounts in thousands)
Available for sale:
U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	1,500	51	—	—	1,551
Residential mortgage-backed securities	14,172	746	—	—	14,918
Collateralized mortgage obligations	1,024	62	—	—	1,086
Collateralized debt obligations	5,556	—	1,157	504	3,895
Total available for sale	$22,259	$859	$1,157	$504	$21,457

Held to maturity:
States and political subdivisions	$2,058	$151	$—	$—	$2,209

As of December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair Value
	(Amounts in thousands)
Available for sale:
U.S. Government sponsored entities	$1,006	$5	$—	$—	$1,011
Corporate debt obligations	1,500	43	57	—	1,486
Residential mortgage-backed securities	13,697	764	—	—	14,461
Collateralized mortgage obligations	1,534	73	—	13	1,594
Collateralized debt obligations	5,556	—	1,080	511	3,965
Total available for sale	$23,293	$885	$1,137	$524	$22,517

Held to maturity:
States and political subdivisions	$2,032	$87	$39	$—	$2,080

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2012 are as follows:

	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	7,062	5,452
Residential mortgage-backed securities and collateralized mortgage obligations	15,197	16,005
Total available for sale	$22,259	$21,457

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,058	2,209
Total held to maturity	$2,058	$2,209

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of September 30, 2012, securities with a carrying value of $16.4 million, and fair value of $17.3 million, were pledged as collateral for borrowed funds. In addition, securities with a carrying value of $4.6 million, and fair value of $5.0 million, were pledged to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

As of September 30, 2012	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Collateralized debt obligations	—	—	3,593	1,157	3,593	1,157
Total available for sale	$—	$—	$3,593	$1,157	$3,593	$1,157

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2011	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Corporate debt obligations	—	—	443	57	443	57
Collateralized debt obligations	—	—	3,670	1,080	3,670	1,080
Total available for sale	$—	$—	$4,113	$1,137	$4,113	$1,137

Held to maturity:
States and political subdivisions	$758	$39	$—	$—	$758	$39

Collateralized Debt Obligations:  The Company’s unrealized loss on investments in collateralized debt obligations (“CDOs”) relates to three securities issued by financial institutions, totaling $3.6 million. CDOs are pooled securities primarily secured by trust preferred securities (“TruPS”), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The current economic downturn has had a significant adverse impact on the financial services industry; consequently, TruPS CDOs do not have an active trading market. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

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

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012	2011

	(Amounts in thousands)
Beginning balance	$1,950	$2,657
Initial credit impairment	—	—
Subsequent credit impairments	—	85
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(731)	(524)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,219	$2,218

	For the Three Months Ended September 30,
	2012	2011

	(Amounts in thousands)
Beginning balance	$1,551	$2,398
Initial credit impairment	—	—
Subsequent credit impairments	—	28
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(332)	(208)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,219	$2,218

A summary of investment gains and losses recognized in income during the nine month and three month periods ended September 30, 2012 and 2011 are as follows:

	For the Nine Months Ended September 30,
	2012	2011

	(Amounts in thousands)
Available for sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	(85)
Total available for sale securities	$—	$(85)

Held to maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held to maturity securities	$—	$—

	For the Three Months Ended September 30,
	2012	2011

	(Amounts in thousands)
Available for sale securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	(28)
Total available for sale securities	$—	$(28)

Held to maturity securities:
Realized gains	$—	$—
Realized (losses)	—	—
Other than temporary impairment	—	—
Total held to maturity securities	$—	$—

NOTE 4.  LOANS

The portfolio of loans outstanding consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Amounts in thousands)
Commercial and Industrial	$21,955	3.6%	$24,136	3.9%
Real Estate Construction:
Residential	8,117	1.3%	21,287	3.4%
Commercial	41,190	6.8%	50,361	8.1%
Real Estate Mortgage:
Commercial – Owner Occupied	148,785	24.7%	147,449	23.6%
Commercial – Non-owner Occupied	206,529	34.3%	204,216	32.6%
Residential – 1 to 4 Family	138,528	23.0%	138,768	22.2%
Residential – Multifamily	20,056	3.3%	20,126	3.2%
Consumer	18,400	3.0%	18,774	3.0%
Total Loans	$603,560	100.0%	$625,117	100.0%

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify for development and construction loans. Total development and construction loans with interest reserves were $6.4 million and $14.6 million at September 30, 2012 and December 31, 2011, respectively. The amount of interest capitalized from interest reserves and recognized as interest income for the nine month periods ended September 30, 2012 and 2011 was $158,000 and $238,000, respectively. Interest reserves provide borrowers temporary sources of cash flow which can be used to make interest payments during the development or construction phases of a project. It is our expectation that equity in the project increases as the project moves towards completion and that cash flows will be positive once sales begin or stabilization occurs. Loans with interest reserves are monitored throughout the life of the project. Interest accrual may be suspended on interest reserve dependent loans that are not delinquent but are risk rated substandard or worse.

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

An age analysis of past due loans by class follows:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Amounts in thousands)

Commercial and Industrial	$68	$—	$303	$371	$21,584	$21,955	$—
Real Estate Construction:
Residential	—	—	1,035	1,035	7,082	8,117	—
Commercial	—	—	14,501	14,501	26,689	41,190	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,864	1,864	146,921	148,785	—
Commercial – Non-owner Occupied	375	5,036	24,122	29,533	176,996	206,529	—
Residential – 1 to 4 Family	1,299	—	7,634	8,933	129,595	138,528	—
Residential – Multifamily	—	—	3,160	3,160	16,896	20,056	—
Consumer	66	—	291	357	18,043	18,400	—
Total	$1,808	$5,036	$52,910	$59,754	$543,806	$603,560	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Amounts in thousands)

Commercial and Industrial	$603	$—	$—	$603	$23,533	$24,136	$—
Real Estate Construction:
Residential	350	—	5,265	5,615	15,672	21,287	—
Commercial	—	—	7,703	7,703	42,658	50,361	—
Real Estate Mortgage:
Commercial – Owner Occupied	1,358	—	4,797	6,155	141,294	147,449	—
Commercial – Non-owner Occupied	1,574	—	18,132	19,706	184,510	204,216	—
Residential – 1 to 4 Family	2,587	—	7,691	10,278	128,490	138,768	—
Residential – Multifamily	—	—	597	597	19,529	20,126	—
Consumer	—	—	274	274	18,500	18,774	—
Total	$6,472	$—	$44,459	$50,931	$574,186	$625,117	$—

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

Impaired loans are set forth in the following tables.

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$803	$870	$—
Real Estate Construction:
Residential	1,519	3,319	—
Commercial	14,435	14,435	—
Real Estate Mortgage:
Commercial – Owner Occupied	5,600	5,784	—
Commercial – Non-owner Occupied	47,547	51,019	—
Residential – 1 to 4 Family	12,608	13,464	—
Residential – Multifamily	3,538	3,538	—
Consumer	291	327	—
	86,341	92,756	—

With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	481	538	34
Real Estate Mortgage:
Commercial – Owner Occupied	938	938	55
Commercial – Non-owner Occupied	3,571	3,571	45
Residential – 1 to 4 Family	507	764	16
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,497	5,811	150

Total:
Commercial and Industrial	803	870	—
Real Estate Construction:
Residential	1,519	3,319	—
Commercial	14,916	14,973	34
Real Estate Mortgage:
Commercial – Owner Occupied	6,538	6,722	55
Commercial – Non-owner Occupied	51,118	54,590	45
Residential – 1 to 4 Family	13,115	14,228	16
Residential – Multifamily	3,538	3,538	—
Consumer	291	327	—
	$91,838	$98,567	$150

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$603	$603	$—
Real Estate Construction:
Residential	4,440	5,246	—
Commercial	12,898	13,118	—
Real Estate Mortgage:
Commercial – Owner Occupied	6,946	6,946	—
Commercial – Non-owner Occupied	30,424	30,852	—
Residential – 1 to 4 Family	8,477	10,737	—
Residential – Multifamily	597	667	—
Consumer	229	229	—
	64,614	68,398	—

With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	4,170	5,151	1,297
Commercial	3,329	3,329	380
Real Estate Mortgage:
Commercial – Owner Occupied	590	590	23
Commercial – Non-owner Occupied	17,820	17,940	2,526
Residential – 1 to 4 Family	3,388	3,589	600
Residential – Multifamily	3,268	3,268	33
Consumer	—	—	—
	32,565	33,867	4,859

Total:
Commercial and Industrial	603	603	—
Real Estate Construction:
Residential	8,610	10,397	1,297
Commercial	16,227	16,447	380
Real Estate Mortgage:
Commercial – Owner Occupied	7,536	7,536	23
Commercial – Non-owner Occupied	48,244	48,792	2,526
Residential – 1 to 4 Family	11,865	14,326	600
Residential – Multifamily	3,865	3,935	33
Consumer	229	229	—
	$97,179	$102,265	$4,859

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the nine months and three months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$850	$17	$594	$18
Real Estate Construction:
Residential	2,126	47	12,614	336
Commercial	14,947	196	16,019	386
Real Estate Mortgage:
Commercial – Owner Occupied	6,751	176	7,690	169
Commercial – Non-owner Occupied	52,619	1,469	57,521	2,533
Residential – 1 to 4 Family	13,877	370	16,363	233
Residential – Multifamily	3,604	60	4,762	247
Consumer	310	6	171	8
Total	$95,084	$2,341	$115,734	$3,930

	Three Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$806	$6	$594	$8
Real Estate Construction:
Residential	1,497	15	12,413	148
Commercial	14,931	36	16,910	123
Real Estate Mortgage:
Commercial – Owner Occupied	6,652	59	7,648	61
Commercial – Non-owner Occupied	51,475	408	50,766	1,299
Residential – 1 to 4 Family	13,556	85	15,943	84
Residential – Multifamily	3,559	6	4,883	83
Consumer	291	1	86	8
Total	$92,767	$616	$109,243	$1,814

Troubled debt restructurings:  Periodically management evaluates our loans in order to determine the appropriate risk rating, interest accrual status and potential classification as a TDR, some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, changes in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. We consider all loans modified in a troubled debt restructuring to be impaired.

At the time a loan is modified in a TDR, we consider the following factors to determine whether the loan should accrue interest:

•	Whether there is a period of current payment history under the current terms, typically 6 months;
•	Whether the loan is current at the time of restructuring; and
•	Whether we expect the loan to continue to perform under the restructured terms with a debt coverage ratio that complies with the Bank’s credit underwriting policy of 1.25 times debt service.

We also review the financial performance of the borrower over the past year to be reasonably assured of repayment and performance according to the modified terms. This review consists of an analysis of the borrower’s historical results; the borrower’s projected results over the next four quarters; current financial information of the borrower and any guarantors. The projected repayment source needs to be reliable, verifiable, quantifiable and sustainable. In addition, all TDRs are reviewed quarterly to determine the amount of any impairment.

At the time of restructuring, the amount of the loan principal for which we are not reasonably assured of repayment is charged-off, but not forgiven.

A borrower with a restructured loan must make a minimum of six consecutive monthly payments at the restructured level and be current as to both interest and principal to be on accrual status.

Performing  TDRs  (not  reported  as  non-accrual   loans)  totaled  $39.0   million  and  $4l.l  million  as  of September 30, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $31.3 million and $25.8  million as of September  30, 2012 and December  31, 2011,  respectively.  All TORs are classified  as impaired loans and are included in the impaired loan disclosures above.

The following tables illustrate new TDRs and TDR default information for the nine months and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructurings

Commercial and Industrial	2	$750	$750	1	$594	$594
Construction:
Residential	1	415	415	1	959	959
Commercial	11	9,938	9,938	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	1	3,220	3,220	1	315	315
Commercial – Non-owner Occupied	3	4,067	4,067	3	5,543	5,543
Residential – 1-4 Family	3	4,168	4,168	4	6,250	6,250
Residential – Multifamily	1	380	380	2	506	506
Consumer	—	—	—	—	—	—
Total	22	$22,938	$22,938	12	$14,167	$14,167

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	—	$—	$—	—	$—	$—

Construction:
Residential	—	—	—	—	—	—
Commercial	11	9,938	9,938	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	—	—
Commercial – Non-owner Occupied	1	1,148	1,148	—	—	—
Residential – 1-4 Family	1	203	203	—	—	—
Residential – Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	13	$11,289	$11,289	—	$—	$—

The following tables shows the types of modifications made during the nine months and three months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Extension	Period of Interest Only	Interest Rate Reduction	Total	Extension	Period of Interest Only	Interest Rate Reduction	Total
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	$500	$—	$250	$750	$—	$—	$594	$594
Construction:
Residential	—	—	415	415	—	—	959	959
Commercial	8,008	—	1,930	9,938	—	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	3,220	—	—	3,220	—	—	315	315
Commercial – Non-owner Occupied	1,156	—	2,911	4,067	—	1,505	4,038	5,543
Residential – 1-4 Family	924	—	3,244	4,168	—	—	6,250	6,250
Residential – Multifamily	—	380	—	380	—	—	506	506
Consumer	—	—	—	—	—	—	—	—
Total	$13,808	$380	$8,750	$22,938	$—	$1,505	$12,662	$14,167

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Extension	Period of Interest Only	Interest Rate Reduction	Total	Extension	Period of Interest Only	Interest Rate Reduction	Total
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	8,008	—	1,930	9,938	—	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	—	—	—	—
Commercial – Non-owner Occupied	1,148	—	—	1,148	—	—	—	—
Residential – 1-4 Family	—	—	203	203	—	—	—	—
Residential – Multifamily	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$9,156	$—	$2,133	$11,289	$—	$—	$—	$—

Troubled Debt Restructurings That Subsequently Defaulted	For the nine months ended September 30, 2012		For the nine months ended September, 30 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)

Commercial and Industrial	1	$603	—	$—
Real Estate Construction:
Residential	1	1,004	1	316
Commercial	10	8,508	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	5	4,131
Commercial – Non-owner Occupied	3	4,779	1	121
Residential – 1-4 Family	4	978	1	929
Residential – Multifamily	1	3,267	—	—
Consumer	—	—	—	—
Total	20	$19,139	8	$5,497

Troubled Debt Restructurings That Subsequently Defaulted	For the three months ended September 30, 2012		For the three months ended September, 30 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)

Commercial and Industrial	—	$—	—	$—
Real Estate Construction:
Residential	—	—	1	316
Commercial	9	8,008	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	1	1,156	—	—
Residential – 1-4 Family	1	202	—	—
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	11	$9,366	1	$316

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

An analysis of the credit risk profile by internally assigned grades is as follows:

At September 30, 2012	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$13,984	$7,100	$871	$—	$21,955
Real Estate Construction:
Residential	6,598	—	1,519	—	8,117
Commercial	19,375	—	21,815	—	41,190
Real Estate Mortgage:
Commercial – Owner Occupied	142,590	755	5,440	—	148,785
Commercial – Non-owner Occupied	160,744	14,349	31,436	—	206,529
Residential – 1 to 4 Family	123,912	2,272	12,344	—	138,528
Residential – Multifamily	15,406	1,112	3,538	—	20,056
Consumer	18,110	—	290	—	18,400
Total	$500,719	$25,588	$77,253	$—	$603,560

At December 31, 2011	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial	$16,033	$7,500	$603	$—	$24,136
Real Estate Construction:
Residential	12,327	350	8,610	—	21,287
Commercial	23,898	—	26,463	—	50,361
Real Estate Mortgage:
Commercial – Owner Occupied	137,200	3,840	6,409	—	147,449
Commercial – Non-owner Occupied	156,277	10,430	37,509	—	204,216
Residential – 1 to 4 Family	120,658	4,360	13,750	—	138,768
Residential – Multifamily	16,261	3,268	597	—	20,126
Consumer	18,500	—	274	—	18,774
Total	$501,154	$29,748	$94,215	$—	$625,117

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

An analysis of the allowance for loan losses for the nine month and three month periods ended September 30, 2012 and 2011 is as follows:

Allowance for Loan Losses:	For the nine month period ended September 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$451	$(66)	$—	$76	$461
Real Estate Construction:
Residential	2,613	(1,326)	37	(573)	751
Commercial	1,971	(310)	—	(642)	1,019
Real Estate Mortgage:
Commercial – Owner Occupied	2,714	(1,058)	—	2,028	3,684
Commercial – Non-owner Occupied	6,742	(3,756)	—	2,746	5,732
Residential – 1 to 4 Family	4,190	(1,531)	407	1,360	4,426
Residential – Multifamily	278	—	—	3	281
Consumer	148	(36)	—	237	349
Unallocated	216	—	—	568	784
Total	$19,323	$(8,083)	$444	$5,803	$17,487

Allowance for Loan Losses:	For the nine month period ended September 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$448	$(22)	$—	$30	$456
Real Estate Construction:
Residential	2,980	(2,764)	22	2,171	2,409
Commercial	1,576	(494)	—	1,030	2,112
Real Estate Mortgage:
Commercial – Owner Occupied	2,508	—	—	203	2,711
Commercial – Non-owner Occupied	3,792	—	—	783	4,575
Residential – 1 to 4 Family	2,848	(1,910)	—	2,919	3,857
Residential – Multifamily	372	—	—	(167)	205
Consumer	130	—	1	16	147
Unallocated	135	—	—	(135)	—
Total	$14,789	$(5,190)	$23	$6,850	$16,472

	For the three month period ended September 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$494	$—	$—	$(33)	$461
Real Estate Construction:
Residential	1,290	(37)	—	(502)	751
Commercial	1,481	—	—	(462)	1,019
Real Estate Mortgage:
Commercial – Owner Occupied	3,521	(311)	—	474	3,684
Commercial – Non-owner Occupied	6,268	(816)	—	280	5,732
Residential – 1 to 4 Family	4,408	(1,181)	4	1,195	4,426
Residential – Multifamily	268	—	—	13	281
Consumer	178	—	—	171	349
Unallocated	417	—	—	367	784
Total	$18,325	$(2,345)	$4	$1,503	$17,487

	For the three month period ended September 30, 2011
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$496	$—	$—	$(40)	$456
Real Estate Construction:
Residential	2,494	(37)	22	(70)	2,409
Commercial	2,077	(494)	—	529	2,112
Real Estate Mortgage:
Commercial – Owner Occupied	2,508	—	—	203	2,711
Commercial – Non-owner Occupied	4,452	—	—	123	4,575
Residential – 1 to 4 Family	3,694	(1,910)	—	2,073	3,857
Residential – Multifamily	372	—	—	(167)	205
Consumer	143	—	1	3	147
Unallocated	304	—	—	(304)	—
Total	$16,540	$(2,441)	$23	$2,350	$16,472

Allowance for Loan Losses, at September 30, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$—	$461	$461
Real Estate Construction:
Residential	—	751	751
Commercial	34	985	1,019
Real Estate Mortgage:
Commercial – Owner Occupied	55	3,629	3,684
Commercial – Non-owner Occupied	45	5,687	5,732
Residential – 1 to 4 Family	16	4,410	4,426
Residential – Multifamily	—	281	281
Consumer	—	349	349
Unallocated	—	784	784
Total	$150	$17,337	$17,487

Allowance for Loan Losses, at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$—	$451	$451
Real Estate Construction:
Residential	1,297	1,316	2,613
Commercial	380	1,591	1,971
Real Estate Mortgage:
Commercial – Owner Occupied	23	2,691	2,714
Commercial – Non-owner Occupied	2,526	4,216	6,742
Residential – 1 to 4 Family	600	3,590	4,190
Residential – Multifamily	33	245	278
Consumer	—	148	148
Unallocated	—	216	216
Total	$4,859	$14,464	$19,323

Loans, at September 30, 2012:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$803	$21,152	$21,955
Real Estate Construction:
Residential	1,519	6,598	8,117
Commercial	14,916	26,274	41,190
Real Estate Mortgage:
Commercial – Owner Occupied	6,538	142,247	148,785
Commercial – Non-owner Occupied	51,118	155,411	206,529
Residential – 1 to 4 Family	13,115	125,413	138,528
Residential – Multifamily	3,538	16,518	20,056
Consumer	291	18,109	18,400
Total	$91,838	$511,722	$603,560

Loans, at December 31, 2011:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$603	$23,533	$24,136
Real Estate Construction:
Residential	8,610	12,677	21,287
Commercial	16,227	34,134	50,361
Real Estate Mortgage:
Commercial – Owner Occupied	7,536	139,913	147,449
Commercial – Non-owner Occupied	48,244	155,972	204,216
Residential – 1 to 4 Family	11,865	126,903	138,768
Residential – Multifamily	3,865	16,261	20,126
Consumer	229	18,545	18,774
Total	$97,179	$527,938	$625,117

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

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$103,629	16.44%	$50,430	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$95,631	15.17%	$25,215	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$95,631	12.32%	$31,056	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
(Amounts in thousands except ratios)

Total Risk Based Capital	$98,992	15.46%	$51,209	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$90,851	14.19%	$25,604	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$90,851	12.06%	$30,122	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$103,596	16.43%	$50,430	8%	$63,037	10%
(to Risk Weighted Assets)

Tier 1 Capital	$95,598	15.17%	$25,215	4%	$37,822	6%
(to Risk Weighted Assets)

Tier 1 Capital	$95,598	12.31%	$31,056	4%	$38,820	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
(Amounts in thousands except ratios)

Total Risk Based Capital	$98,817	15.44%	$51,208	8%	$64,010	10%
(to Risk Weighted Assets)

Tier 1 Capital	$90,676	14.17%	$25,604	4%	$38,406	6%
(to Risk Weighted Assets)

Tier 1 Capital	$90,676	12.04%	$30,122	4%	$37,652	5%
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

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at:

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Securities
Non-credit unrealized losses on securities with OTTI	$(504)	$(524)
Unrealized losses on securities without OTTI	(298)	(252)
Minimum pension liability	(250)	(268)
Tax impact	420	418
Other comprehensive income	$(632)	$(626)

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

Level 1 Input:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Securities Available for Sale

As of September 30, 2012
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	1,551	—	1,551
Residential mortgage-backed securities	—	14,918	—	14,918
Collateralized mortgage-backed securities		1,080	6	1,086
Collateralized debt obligations	—	—	3,895	3,895
Total	$—	$17,556	$3,901	$21,457

As of December 31, 2011
U.S. Government sponsored entities	$—	$1,011	$—	$1,011
Corporate debt obligations	—	1,486	—	1,486
Residential mortgage-backed securities	—	14,461	—	14,461
Collateralized mortgage-backed securities		1,437	157	1,594
Collateralized debt obligations	—	—	3,965	3,965
Total	$—	$18,395	$4,122	$22,517

For the nine months ending September 30, 2012, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ending September 30:

	Securities Available for Sale
	2012	2011
	(Amounts in thousands)
Beginning balance at January 1,	$4,122	$4,560
Total net losses included in:
Net loss	(128)	(85)
Other comprehensive loss	(93)	(47)
Settlements	—	(161)
Net transfers into Level 3	—	—
Ending balance September 30,	$3,901	$4,267

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
As of September 30, 2012
Collateral dependent impaired loans	$—	$—	$65,945	$65,945
OREO	—	—	28,102	28,102

As of December 31, 2011
Collateral dependent impaired loans	$—	$—	$72,958	$72,958
OREO	—	—	19,410	19,410

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $91.7 million and $92.3 million at September 30, 2012 and December 31, 2011 respectively, with a valuation allowance of $200,000 and $4.9 million at September 30, 2012 and December 31, 2011 respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

OREO consists of commercial real estate properties which are recorded at fair value based upon current appraised value less estimated disposition costs, which is adjusted based upon management’s review and changes in market conditions (Level 3 inputs). Properties are reappraised annually.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2012 and December 31, 2011:

	Level in	September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
	(Amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$100,883	$100,883	$110,228	$110,228
Investment securities (available for sale and held to maturity)	(1)	23,515	23,666	24,549	24,597
Restricted stock	Level 2	2,225	2,225	3,565	3,565
Loans held for sale	Level 2	—	—	225	225
Loans, net	(2)	586,073	608,991	605,794	622,801
Accrued interest receivable	Level 2	2,765	2,765	3,039	3,039

Financial Liabilities:
Demand and savings deposits	Level 2	$363,969	$363,969	$356,440	$356,440
Time deposits	Level 2	275,731	277,613	278,415	280,147
Borrowings	Level 2	43,891	51,478	74,010	79,997
Accrued interest payable	Level 2	631	631	618	618

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	(Amount in thousands)
Income Taxes
Pre-tax Income	$8,694	$11,460	$3,280	$2,883
Income Tax Expense	2,895	4,605	1,365	1,161

For the nine months ended September 30, 2012, the Company recorded a net tax expense of $2.9 million compared to a net tax expense of $4.6 million for the nine months ended September 30, 2011. For the three months ended September 30, 2012, the Company recorded a net tax expense of $1.4 million compared to a net tax expense of $1.2 million for the three months ended September 30, 2011.

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

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the nine month periods ending September 30, 2012 and 2011.

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$4,599	$5,258	$1,468	$1,319
Average common shares outstanding	5,378,103	5,374,561	5,872,276	5,818,506
Basic earnings per common share	$0.86	$0.98	$0.25	$0.23

Diluted earnings per common share
Net income available to common shareholders	$4,599	$5,258	$1,468	$1,319
Average common shares outstanding	5,378,103	5,374,561	5,872,276	5,818,506
Dilutive potential common shares	3,244	115,237	367	23,349
Total diluted average common shares outstanding	5,381,347	5,489,798	5,872,643	5,841,855
Diluted earnings per common share	$0.85	$0.96	$0.25	$0.23

For the nine months ended September 30, 2012 and 2011, options to purchase 335,186 shares and 308,274 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

For the three months ended September 30, 2012 and 2011, options to purchase 335,186 shares and 319,284 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

In May of 2012 and May of 2011 the Company paid a 10% common stock dividend to shareholders. All weighted share information has been retroactively adjusted to give effect to this stock dividend for the periods presented.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

New Jersey’s coastal areas recently suffered extensive flooding caused by tropical storm Sandy. The Bank is currently in the process of assessing any potential impact on loan collateral and OREO located along the coast in Southern New Jersey. It is not expected that it will have any material impact to the Company’s financial results.

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

General

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as service charges, gains from the sale of loans, earnings from BOLI, loan exit fees and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, marketing expenses, data processing costs and other operating expenses. The Company is also subject to losses in its loan portfolio if borrowers fail to meet their obligations. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

At September 30, 2012, the Company’s total assets decreased to $770.2 million from $790.7 million at December 31, 2011, a decrease of $20.5 million or 2.6%.

Cash and cash equivalents decreased $9.3 million to $100.9 million at September 30, 2012 from $110.2 million at December 31, 2011.

Total investment securities decreased to $23.5 million at September 30, 2012 ($21.5 million classified as available for sale or 91.2%) from $24.5 million at December 31, 2011, a decrease of $1.0 million or 4.2%.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months and nine months ended September 30, 2012, the Company did not recognize any credit-related OTTI charges.

Total gross loans decreased to $603.6 million at September 30, 2012 from $625.1 million at December 31, 2011, a decrease of $21.5 million or 3.4%. The decrease in the loan portfolio was a result of charge-offs of impaired loan balances and loan pay-offs.

Delinquent loans totaled $59.7 million or 9.9% of total loans at September 30, 2012, an increase of $8.8 million from December 31, 2011. Delinquent loan balances by number of days delinquent were: 30 to 59 days --- $1.8 million; 60 to 89 days --- $5.0 million; 90 days and greater not accruing interest --- $52.9 million.

At September 30, 2012, the Company had $52.9 million in nonaccrual loans or 8.8% of total loans, an increase from $44.5 million or 7.1% of total loans at December 31, 2011. The three largest relationships in nonaccrual loans are a $7.9 million retail center construction loan, a $6.6 million retail center construction loan and a $3.2 million residential condominium loan.

The composition of nonaccrual loans as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(Amounts in thousands except ratios)
Commercial and Industrial	$303	$—
Real Estate Construction:
Residential	1,035	5,265
Commercial	14,501	7,703
Real Estate Mortgage:
Commercial – Owner Occupied	1,864	4,797
Commercial – Non-owner Occupied	24,122	18,132
Residential – 1 to 4 Family	7,634	7,691
Residential – Multifamily	3,160	597
Consumer	291	274
Total	$52,910	$44,459

Nonperforming loans to total loans	8.76%	7.11%

At September 30, 2012 Parke Bancorp's allowance for loan losses was $17.5 million, a decrease of $1.8 million from December 31, 2011. The ratio of allowance for loan losses to total loans decreased to 2.9% at September 30, 2012 from 3.1% at December 31, 2011. During the nine month period ended September 30, 2012, the Company charged-off $8.1 million in loans. Specific allowances for loan losses have been established in the amount of $150,000 on impaired loans totaling $91.8 million at September 30, 2012. To our knowledge, we have provided for all losses that are both probable and reasonably estimable at September 30, 2012 and December 31, 2011. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. Nonperforming assets have increased from 8.1% of total assets at December 31, 2011 to 10.5% at September 30, 2012. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall.  See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at September 30, 2012 was $28.1 million, compared to $19.4 million at December 31, 2011, the largest being a condominium development valued at $12.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Balance at beginning of period	$19,410	$16,701
Real estate acquired in settlement of loans	10,691	802
Sales of real estate	(1,331)	(3,175)
Loss on sale of real estate	(757)	(45)
Write-down of real estate carrying values	(138)	(480)
Capitalized improvements to real estate	227	4,387
Balance at end of period	$28,102	$18,190

At September 30, 2012, the Bank’s total deposits increased to $639.7 million from $634.9 million at December 31, 2011, an increase of $4.8 million or 0.8%. The increase was due to continued core deposit growth.

At September 30, 2012, total equity increased to $81.6 million from $77.3 million at December 31, 2011, an increase of $4.3 million, or 5.6% due to the retention of earnings from the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General: Net income available to common shareholders for the nine months ended September 30, 2012 was $4.6 million, compared to $5.3 million for the same period in 2011. The decrease was impacted by the following:

Interest Income:  Interest income decreased $2.3 million, or 7.4%, to $28.6 million for the nine months ended September 30, 2012, from $30.9 million for the nine months ended September 30, 2011. The decrease is attributable to lower average loan balances and lower average yield on loans.  Average loans for the nine month period ended September 30, 2012 were $614.0 million compared to $634.8 million for the same period last year. The average yield on loans was 6.01% for the nine months ended September 30, 2012 compared to 6.28% for the same period in 2011.

Interest Expense: Interest expense decreased $1.3 million to $5.7 million for the nine months ended September 30, 2012, from $7.0 million for the nine months ended September 30, 2011. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment while still maintaining strong deposit growth. The average rate paid on deposits for the nine month period ended September 30, 2012 was 1.09% compared to 1.39% for the same period last year.

Net Interest Income:  Net interest income decreased $984,000 to $22.9 million for the nine months ended September 30, 2012, as compared to the same period last year. We experienced a decrease in our net interest rate spread of 29 basis points, to 4.03% for the nine months ended September 30, 2012, from 4.32% for the same period last year. Our net interest margin decreased 32 basis points to 4.15% for the nine months ended September 30, 2012, from 4.47% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $5.8 million for the nine months ended September 30, 2012, compared to $6.9 million for the same period last year. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income: Non-interest income was $2.6 million for the nine months ended September 30, 2012, compared to $3.9 million for the same period last year. There was a $1.8 million decrease in gain on sale of SBA loans as compared to the same period in 2011. The 2011 gain was higher due to a change in the SBA sales agreement; warranty language was removed from the sales agreement and Parke Bancorp was no longer required to defer the recognition of the gain for 90 days. The gain recorded in the 2011 period represented loans sold during the 2011 period as well as previously deferred gains of $1.4 million from the quarter ended December 31, 2010. In addition, the Company recorded a loss on OREO of $895,000 during the nine month period ended September 30, 2012 as compared to a loss of $525,000 in the corresponding period in 2011.

Non-interest Expense:  Non-interest expense increased $1.5 million to $11.0 million for the nine months ended September 30, 2012, from $9.5 million for the nine months ended September 30, 2011. The increase was primarily attributable to OREO and loan expenses related to the payment of expenses resulting from a higher level of properties acquired through foreclosure or deed in lieu of foreclosure.

Income Taxes:  The Company recorded income tax expense of $2.9 million, on income before taxes of $8.7 million for the nine months ended September 30, 2012, resulting in an effective tax rate of 33.3%, compared to income tax expense of $4.6 million on income before taxes of $11.4 million for the same period of 2011, resulting in an effective tax rate of 40.2%. The decrease in income tax expense is due to lower earnings and the change to an alternative tax methodology for BOLI income whereby it is treated on a tax free basis.

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

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$614,015	$27,637	6.01%	$634,841	$29,802	6.28%
Investment securities	23,798	800	4.49%	31,060	1,033	4.45%
Federal funds sold and cash equivalents	99,314	178	0.24%	47,555	75	0.21%
Total interest-earning assets	737,127	28,615	5.19%	713,456	30,910	5.79%

Other assets	58,977			45,393
Allowance for loan losses	(18,758)			(16,046)
Total assets	$777,346			$742,803

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$18,952	99	0.70%	$15,354	113	0.98%
Money markets	93,871	581	0.83%	90,427	734	1.09%
Savings	221,317	1,524	0.92%	192,368	1,784	1.24%
Time deposits	258,275	2,599	1.34%	228,231	2,652	1.55%
Brokered certificates of deposit	23,824	208	1.17%	47,420	682	1.92%
Total interest-bearing deposits	616,239	5,011	1.09%	573,800	5,965	1.39%
Borrowings	46,938	709	2.02%	64,099	1,066	2.22%
Total interest-bearing liabilities	663,177	5,720	1.15%	637,899	7,031	1.47%

Non-interest bearing deposits	29,620			22,122
Other liabilities	4,466			8,194
Total liabilities	697,263			668,215
Shareholders’ equity	80,083			74,588
Total liabilities and shareholders’ equity	$777,346			$742,803
Net interest income		$22,895			$23,879
Interest rate spread			4.03%			4.32%
Net interest margin			4.15%			4.47%

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General: Net income available to common shareholders for the three months ended September 30, 2012 was $1.5 million, compared to $1.3 million for the same period in 2011. The change was impacted by the following:

Interest Income:  Interest income decreased $1.2 million, or 11.6%, to $9.1 million for the three months ended September 30, 2012, from $10.3 million for the three months ended September 30, 2011. The decrease is attributable to lower average loan balances and lower yield on loans.  Average loans for the three month period ended September 30, 2012 were $607.4 million compared to $631.6 million for the same period last year. The average yield on loans was 5.74% for the three months ended September 30, 2012 compared to 6.24% for the same period in 2011.

Interest Expense: Interest expense decreased $526,000 to $1.8 million for the three months ended September 30, 2012, from $2.3 million for the three months ended September 30, 2011. The decrease is primarily attributable to a lower cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment while still maintaining deposit growth. The average rate paid on deposits for the three month period ended September 30, 2012 was 1.00% compared to 1.33% for the same period last year.

Net Interest Income:  Net interest income decreased $662,000 to $7.3 million for the three months ended September 30, 2012, as compared to the same period last year. We experienced a decrease in our net interest rate spread of 40 basis points, to 3.85% for the three months ended September 30, 2012, from 4.25% for the same period last year. Our net interest margin decreased 42 basis points to 3.96% for the three months ended September 30, 2012, from 4.38% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $1.5 million for the three months ended September 30, 2012, a decrease of $850,000 for the same period last year. The continued high level of provision for losses correlates to credit deterioration within the loan portfolio and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $952,000 for the three months ended September 30, 2012, compared to $325,000 for the same period last year. The increase was primarily attributable to lower OREO losses.

Non-interest Expense:  Non-interest expense increased $418,000 to $3.5 million for the three months ended September 30, 2012, from $3.1 million for the three months ended September 30, 2011. The increase was primarily attributable to OREO and loan expenses related to the payment of expenses resulting from a higher level of properties acquired through foreclosure or deed in lieu of foreclosure.

Income Taxes:  The Company recorded income tax expense of $1.4 million, on income before taxes of $3.3 million for the three months ended September 30, 2012, resulting in an effective tax rate of 41.6%, compared to income tax expense of $1.2 million on income before taxes of $2.9 million for the same period of 2011, resulting in an effective tax rate of 40.3%. The increase in income tax expense is due to higher earnings.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$607,399	8,766	5.74%	$631,648	$9,912	6.24%
Investment securities	24,646	259	4.18%	30,023	329	4.36%
Federal funds sold and cash equivalents	101,422	59	0.23%	59,685	31	0.21%
Total interest-earning assets	733,467	9,084	4.93%	721,356	10,272	5.66%

Other assets	60,765			49,643
Allowance for loan losses	(18,543)			(17,214)
Total assets	$775,689			$753,785

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$19,749	31	0.62%	$15,900	39	0.98%
Money markets	88,971	167	0.75%	87,486	237	1.08%
Savings	227,217	463	0.81%	203,665	637	1.24%
Time deposits	256,771	825	1.28%	235,701	871	1.47%
Brokered certificates of deposit	23,219	66	1.13%	42,534	176	1.65%
Total interest-bearing deposits	615,927	1,552	1.00%	585,286	1,960	1.33%
Borrowings	43,906	234	2.12%	64,062	352	2.19%
Total interest-bearing liabilities	659,833	1,786	1.08%	649,348	2,312	1.42%

Non-interest bearing deposits	29,506			23,443
Other liabilities	4,687			4,411
Total liabilities	694,026			676,202
Shareholders’ equity	81,663			76,583
Total liabilities and shareholders’ equity	$775,689			$753,785
Net interest income		7,298			$7,960
Interest rate spread			3.85%			4.25%
Net interest margin			3.96%			4.38%

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

Management reviews the level of the allowance monthly. Although management used the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Department, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Other Than Temporary Impairment on Investment Securities:  Management periodically performs analyses to determine whether there has been an OTTI in the value of one or more securities. The available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. The held to maturity securities portfolio, consisting of debt securities for which there is a positive intent and ability to hold to maturity, is carried at amortized cost. Management conducts a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the cost basis of the security is adjusted by writing down the security to estimated fair market value through a charge to current period earnings to the extent that such decline is credit related. All other changes in unrealized gains or losses for investment securities available for sale are recorded, net of tax effect, through other comprehensive income.

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 94.4% and 98.5% at September 30, 2012 and December 31, 2011, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2012. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2012, the Company maintained lines of credit with the FHLB of $106.3 million, of which $25.5 million was outstanding at September 30, 2012.

As of September 30, 2012, the Company's investment securities portfolio included $14.9 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2012, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1	Certification of CEO required by Rule 13a-14(a)
31.2	Certification of CFO required by Rule 13a-14(a)
32	Certification required by 18 U.S.C. §1350
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date: November 14, 2012	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)