Form 10-K
period 2012-12-31
PARKE BANCORP, INC.
filed 2013-03-22
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2012, was approximately $28.1 million.

As of March 22, 2013 there were issued and outstanding 5,383,893 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2012. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey.  The Bank also conducts business through offices in Northfield, Galloway Township and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania.  At December 31, 2012, the Company had assets of $770.5 million, net loans of $610.8 million, deposits of $637.2 million and equity of $83.5 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. (1)  As of December 31, 2012 there was one industry sector concentration that exceeded 10% of total loans. Loans to lessors of retail buildings totaled $76.8 million, or 12.2% of total loans at December 31, 2012. Refer to pages 4 through 6 for descriptions of the loan categories presented.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial and Industrial	$21,925	3.5%	$24,136	3.9%	$25,108	4.0%	$20,174	3.3%	$19,935	3.6%
Real Estate Construction:
Residential	7,331	1.2	21,287	3.4	38,810	6.2	61,865	10.3	87,327	15.9
Commercial	41,875	6.6	50,361	8.1	57,651	9.2	44,726	7.4	31,582	5.8
Real Estate Mortgage:
Commercial - Owner Occupied	157,616	25.0	147,449	23.6	146,665	23.4	159,593	26.5	163,695	29.9
Commercial - Non-Owner Occupied	221,731	35.2	204,216	32.6	171,854	27.5	149,633	24.8	144,762	26.4
Residential - 1 to 4 Family	140,164	22.3	138,768	22.2	141,695	22.6	133,603	22.1	66,117	12.1
Residential - Multifamily	21,181	3.4	20,126	3.2	27,841	4.4	20,782	3.4	24,109	4.4
Consumer	17,889	2.8	18,774	3.0	17,115	2.7	13,025	2.2	10,133	1.9
Total Loans	$629,712	100.0%	$625,117	100.00%	$626,739	100.00%	$603,401	100.00%	$547,660	100.00%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2012.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial and Industrial	$6,578	$7,653	$7,694	$21,925
Real Estate Construction:
Residential	3,684	2,429	1,218	7,331
Commercial	21,535	17,874	2,466	41,875
Real Estate Mortgage:
Commercial - Owner Occupied	13,161	34,769	109,686	157,616
Commercial - Non-Owner Occupied	40,439	74,462	106,830	221,731
Residential - 1 to 4 Family	12,963	24,652	102,549	140,164
Residential - Multifamily	3,803	5,477	11,901	21,181
Consumer	233	1,633	16,023	17,889
Total Loans	$102,396	$168,949	$358,367	$629,712

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2012, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial and Industrial	$1,822	$13,525	$15,347
Real Estate Construction:
Residential	—	3,647	3,647
Commercial	9,679	10,661	20,340
Real Estate Mortgage:
Commercial - Owner Occupied	15,094	129,361	144,455
Commercial - Non-Owner Occupied	38,611	142,681	181,292
Residential - 1 to 4 Family	69,523	57,678	127,201
Residential - Multifamily	2,453	14,925	17,378
Consumer	15,997	1,659	17,656
Total Loans	$153,179	$374,137	$527,316

Commercial and Industrial Loans. The Bank originates secured loans for business purposes. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by means of corporate financial statements, personal financial statements and income tax returns.  The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. The Bank’s general policy is to obtain personal guarantees from the principals of the commercial loan borrowers. Such loans are made to businesses located in the Bank’s market area.

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2012, the Bank’s loan to one borrower limit was approximately $15.9 million and the Bank had no borrowers with loan balances in excess of $15.9 million. At December 31, 2012, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $10.8 million that was secured by the real estate. At December 31, 2012, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which includes non-accrual loans, were $87.6 million, $97.2 million, $112.0 million, $50.9 million and $10.2 million at December 31 2012, 2011, 2010, 2009, and 2008, respectively. Included in impaired loans at December 31, 2012, 2011 and 2010 were $67.1 million, $66.9 million and $42.7 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature. The Company did not have any loans classified as troubled debt restructurings at December 31, 2009 or 2008.

The Company maintains interest reserves for the purpose of making periodic and timely interest payments for borrowers that qualify.  Total loans with interest reserves were $864 thousand and $14.6 million at December 31, 2012 and December 31, 2011, respectively. Management on a monthly basis reviews loans with interest reserves to assess current and projected performance.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$248	$—	$—	$350	$41
Real Estate Construction:
Residential	799	5,265	8,546	18,895	5,905
Commercial	12,958	7,703	6,701	198	—
Real Estate Mortgage:
Commercial - Owner Occupied	1,218	4,797	546	2,479	1,179
Commercial - Non-Owner Occupied	19,228	18,132	826	902	201
Residential - 1 to 4 Family	10,072	7,691	9,415	2,511	897
Residential - Multifamily	2,838	597	1,350	—	—
Consumer	188	274	61	117	—
Total non-accrual loans	47,549	44,459	27,445	25,452	8,223

Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$47,549	$44,459	$27,445	$25,452	$8,223

Total non-performing loans as a percentage of loans	7.6%	7.1%	4.4%	4.2%	1.5%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2012, the Bank had $47.5 million of loans that were on a non-accrual basis. Gross interest income of $2.0 million would have been recorded during the year ended December 31, 2012 if these loans had been performing in accordance with their terms. Interest income of $49 thousand was recognized on these loans during the year ended December 31, 2012.

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

At December 31, 2012, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$18,069
Substandard	80,948
Doubtful	—
Loss	—
$99,017

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2012 was $26.1 million. The real estate owned consisted of 33 properties, the largest being a condominium development located in Absecon, New Jersey at $12.8 million.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of the period	$19,323	$14,789	$12,404	$7,777	$5,706
Charge-offs:
Commercial and Industrial	(66)	(22)	(615)	(73)	—
Real Estate Construction:
Residential	(1,326)	(2,390)	(3,893)	(600)	—
Commercial	(310)	(494)	(588)	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	(1,058)	—	(189)	—	—
Commercial - Non-Owner Occupied	(3,848)	(426)	—	—	—
Residential - 1 to 4 Family	(1,531)	(2,643)	(1,245)	—	—
Residential - Multifamily	—	—	(70)	—	—
Consumer	(38)	—	(16)	—	(5)
Total charge-offs:	(8,177)	(5,975)	(6,616)	(673)	(5)

Recoveries:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	490	24	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	34	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	1	—	—	13
Total recoveries:	490	59	—	—	13
Net recoveries (charge-offs)	(7,687)	(5,916)	(6,616)	(673)	8
Provision for loan losses	7,300	10,450	9,001	5,300	2,063
Balance at end of period	$18,936	$19,323	$14,789	$12,404	$7,777
Period-end loans outstanding (net of deferred costs/fees)	$629,712	$625,117	$626,739	$603,401	$547,660
Average loans outstanding	$612,342	$630,570	$622,716	$621,619	$476,994
Allowance as a percentage of period end loans	3.01%	3.09%	2.36%	2.06%	1.42%
Net loans charged off as a percentage of average loans outstanding	1.34%	0.95%	1.06%	0.11%	0.00%

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(Amounts in thousands, except percentages)

Commercial and Industrial	$470	3.5%	$451	3.9%	$448	4.0%	$415	3.3%	$283	3.6%
Real Estate Construction:
Residential	845	1.2	2,613	3.4	2,980	6.2	1,272	10.3	1,240	15.9
Commercial	1,115	6.6	1,971	8.1	1,576	9.2	919	7.4	448	5.8
Real Estate Mortgage:
Commercial - Owner Occupied	4,095	25.0	2,714	23.6	2,620	23.2	3,713	29.9	2,325	29.9
Commercial - Non-Owner Occupied	7,379	35.2	6,742	32.6	3,680	27.5	2,643	21.3	2,056	26.4
Residential - 1 to 4 Family	4,384	22.3	4,190	22.2	2,848	22.6	2,943	23.7	1,156	14.9
Residential - Multifamily	312	3.4	278	3.2	372	4.4	231	1.9	125	1.6
Consumer	336	2.8	148	3.0	130	2.7	268	2.2	144	1.9
Unallocated	—	0.0	216	0.0	135	0.0	—	0.0	—	0.0
Total Allowance	$18,936	100.0%	$19,323	100.0%	$14,789	100.0%	$12,404	100.0%	$7,777	100.0%

Investment Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2012, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2012, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2012	2011	2010
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,066	$2,032	$1,999

Securities Available for Sale:
U.S. government-sponsored entities	7	1,011	2,925
Corporate debt obligations	1,524	1,486	1,585
Residential mortgage-backed securities	12,899	14,461	16,558
Collateralized mortgage obligations	974	1,594	2,152
Collateralized debt obligations	3,936	3,965	4,509
Total securities available for sale	19,340	22,517	27,730

Total	$21,406	$24,549	$29,729

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2012 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2012
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
State and political subdivisions	$—	0.00%	$—	0.00%	$—	0.00%	$2,066	2.62%	$2,066	2.64%	$2,239

Securities Available for Sale:
U.S. government sponsored entities	—	0.00%	—	0.00%	—	0.00%	7	0.00%	7	1.75%	7
Corporate debt obligations	—	0.00	—	0.00	—	0.00	1,500	7.96	1,500	7.96	1,524
Residential mortgage-backed securities	—	0.00	—	0.00	2,449	3.05	9,910	4.10	12,359	3.92	12,899
Collateralized mortgage obligations	—	0.00	—	0.00	509	3.93	407	4.48	916	4.17	974
Collateralized debt obligations	—	0.00	—	0.00	—	0.00	5,556	2.00	5,556	2.00	3,936
Total securities available for sale	—	0.00	—	0.00	2,958	3.23	17,380	3.81	20,338	3.99	19,340
Total	$—	0.00%	$—	0.00%	$2,958	3.23%	$19,446	3.69%	$22,404	3.63%	$21,579

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $21.8 million and $22.9 million at December 31, 2012 and 2011, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARSTM settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARSTM deposits included within the brokered deposit total amounted to $21.8 million, $22.9 million and $18.8 million at December 31, 2012, 2011 and 2010, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2012
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$19,905	0.68%	3.09%
Money markets	92,068	0.80%	14.29
Savings	223,560	0.88%	34.69
Time deposits	256,326	1.32%	39.77
Brokered CDs	23,458	1.13%	3.64
Total interest-bearing deposits	615,317	1.05%

Non-interest bearing demand deposits	29,157		4.52

Total deposits	$644,474		100.00%

	2011
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$15,972	0.95%	2.64%
Money markets	90,860	1.06%	15.01
Savings	197,069	1.22%	32.55
Time deposits	234,068	1.52%	38.66
Brokered CDs	44,101	1.82%	7.28
Total interest-bearing deposits	582,070	1.35%	96.14

Non-interest bearing demand deposits	23,357		3.86

Total deposits	$605,427		100.00%

	2010
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$12,936	1.19%	2.30%
Money markets	89,866	1.16%	15.98
Savings	150,008	1.46%	26.68
Time deposits	203,238	1.98%	36.14
Brokered CDs	86,235	2.53%	15.34
Total interest-bearing deposits	542,283	1.77%	96.44

Non-interest bearing demand deposits	20,040		3.56

Total deposits	$562,323		100.0%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$20,500
Three through twelve months	57,038
Over twelve months	32,403
Total	$109,941

Borrowings. Borrowings consist of reverse repurchase agreements, subordinated debt and advances from the FHLB and other parties. Reverse repurchase agreements were priced at origination and are payable in four years or less. Borrowings from the FHLB outstanding during 2012, 2011, and 2010 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2012	2011	2010
	(Amounts in thousands, except rates)
Amount outstanding at year end	$43,851	$74,010	$75,616
Weighted average interest rates at year end	2.05%	1.39%	2.28%
Maximum outstanding at any month end	$53,997	$74,010	$81,634
Average outstanding	$46,165	$64,519	$66,044
Weighted average interest rate during the year	2.04%	2.10%	2.65%

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

Personnel

At December 31, 2012, the Bank had 61 full-time and 13 part-time employees.

Regulation

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

Holding Company Capital Requirements.  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Final rules implementing this requirement were published on June 14, 2011.

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

Corporate Governance. The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.  All of these provisions have been put into place.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The FDIC and the New Jersey Department of Banking and Insurance Consent Orders. On April 9, 2012, the Board of Directors of the Bank entered into Consent Orders with each of the FDIC and the New Jersey Department of Banking and Insurance.  Under the Consent Orders, the terms of which are substantially identical, the Bank was required, among other things, subject to review and approval by the FDIC and the Department of Banking and Insurance: (i) to adopt and implement a plan to reduce the Bank’s interest in delinquent or classified assets; (ii) to engage a third party firm to conduct a review of all credits originated, extended or restructured with the use of interest reserves and/or interest-only conditions and to identify related repayment risks and regulatory accounting standards; (iii) adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio; (iv)conduct a review of the Bank’s loan policies and procedures; and (v) to adopt and implement a program to reduce and manage each of the concentrations of credit identified by the FDIC and the Department of Banking and Insurance.

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

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with new rules implemented in 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.0165% of insured deposits on an annualized basis in fiscal year 2012.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2012, the Bank had the requisite capital levels to qualify as “well capitalized.”

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital.  Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The proposed rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%.  The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2012, net property and equipment totaled approximately $4.0 million.

Item 3.	Legal Proceedings

At December 31, 2012, the Company was not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2012 Annual Report is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no treasury stock repurchases during the fourth quarter of 2012.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2012 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2012 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2012 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	356,842	$9.36	148,181

Total	356,842	$9.36	148,181

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)         Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

•	Management’s Report on Internal Controls

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income For the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Equity for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A (2)
3.3	Bylaws of Parke Bancorp, Inc. (1)*
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc. (1)
4.3	Warrant to Purchase shares of the Registrant’s common stock, dated January 30, 2009. (2)
4.4	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated January 30, 2009 between the Registrant and the United States Department of the Treasury. (2)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook (3)
10.3	Supplemental Executive Retirement Plan (1)
10.4	1999 Stock Option Plan(1)
10.5	2002 Stock Option Plan(1)
10.6	2003 Stock Option Plan (1)
10.7	2005 Stock Option Plan (4)
10.8	Consent Order by and between Parke Bank and the Federal Deposit Insurance Corporation (5)
10.9	Consent Order by and between the State of New Jersey Department of Banking and Insurance (5)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2012
21	Subsidiaries of the Registrant
23	Consent of McGladrey LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Certification of CEO and CFO pursuant to Section 111(b)(4) of EESA
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*
Submitted as Exhibits 101 to this Form 10-Kare documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2007.
(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
(5)	Incorporated by reference to the Company’s Current Report on filed with the SEC on April 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 22, 2013	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2013.

/s/ Celestino R. Pennoni	/s/ Vito S. Pantilione
Celestino R. Pennoni	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Fred G. Choate	/s/ Daniel J. Dalton
Fred G. Choate	Daniel J. Dalton
Director	Director

/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Jeffrey H. Kripitz
Edward Infantolino	Jeffrey H. Kripitz
Director	Director

/s/ Jack C. Sheppard, Jr.
Jack C. Sheppard, Jr.	Ray H. Tresch
Director	Director

/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)