Form 10-Q
period 2013-03-31
PARKE BANCORP, INC.
filed 2013-05-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013.
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
Yes [  ]                No [X]

As of May 15, 2013, there were issued and outstanding 5,416,124 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from financial institutions	$1,602	$2,601
Federal funds sold and cash equivalents	61,571	74,265
Cash and cash equivalents	63,173	76,866
Investment securities available for sale, at fair value	18,884	19,340
Investment securities held to maturity (fair value of $2,212 at March 31, 2013 and $2,239 at December 31, 2012)	2,075	2,066
Total investment securities	20,959	21,406
Loans held for sale	1,335	495
Loans, net of unearned income	631,621	629,712
Less: Allowance for loan losses	(19,861)	(18,936)
Net loans	611,760	610,776
Accrued interest receivable	2,708	2,727
Premises and equipment, net	3,943	3,989
Other real estate owned (OREO)	25,906	26,057
Restricted stock, at cost	2,221	2,223
Bank owned life insurance (BOLI)	10,835	10,743
Deferred tax asset	4,725	4,696
Other assets	9,534	10,499
Total Assets	$757,099	$770,477

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$27,956	$30,342
Interest-bearing deposits	595,721	606,865
Total deposits	623,677	637,207
FHLBNY borrowings	20,406	20,448
Other borrowed funds	10,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	527	537
Other liabilities	4,388	5,339
Total liabilities	672,401	686,934
Equity
Preferred stock, cumulative perpetual, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at March 31, 2013 and December 31, 2012	16,116	16,065
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 5,627,024 shares at March 31, 2013 and 5,594,793 shares at December 31, 2012	563	560
Additional paid-in capital	49,035	48,869
Retained earnings	22,951	21,068
Accumulated other comprehensive loss	(757)	(745)
Treasury stock, 210,900 shares at March 31, 2013 and December 31, 2012, at cost	(2,180)	(2,180)
Total shareholders’ equity	85,728	83,637
Noncontrolling interest in consolidated subsidiaries	(1,030)	(94)
Total equity	84,698	83,543
Total liabilities and equity	$757,099	$770,477

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the three months ended March 31,
	2013	2012
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,047	$9,512
Interest and dividends on investments	205	288
Interest on federal funds sold and cash equivalents	40	54
Total interest income	9,292	9,854
Interest expense:
Interest on deposits	1,374	1,772
Interest on borrowings	223	243
Total interest expense	1,597	2,015
Net interest income	7,695	7,839
Provision for loan losses	1,000	2,250
Net interest income after provision for loan losses	6,695	5,589
Noninterest income
Gain on sale of SBA loans	499	602
Loan fees	162	54
Net income from BOLI	92	45
Service fees on deposit accounts	51	50
Other than temporary impairment losses	—	(12)
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	—	12
Net impairment losses recognized in earnings	—	—
Loss on sale and write-down of real estate owned	(364)	(88)
Other	207	444
Total noninterest income	647	1,107
Noninterest expense
Compensation and benefits	1,658	1,442
Professional services	316	276
Occupancy and equipment	244	265
Data processing	111	94
FDIC insurance	248	270
OREO expense	385	369
Other operating expense	766	814
Total noninterest expense	3,728	3,530
Income before income tax expense	3,614	3,166
Income tax expense	1,413	1,272
Net income attributable to Company and noncontrolling interest	2,201	1,894
Net income attributable to noncontrolling interest	(64)	(107)
Net income attributable to Company	2,137	1,787
Preferred stock dividend and discount accretion	254	252
Net income available to common shareholders	$1,883	$1,535

Earnings per common share
Basic	$0.35	$0.29
Diluted	$0.35	$0.28
Weighted average shares outstanding
Basic	5,385,684	5,374,561
Diluted	5,432,109	5,386,786
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the three months ended March 31,
	2013	2012
	(in thousands)
Net income attributable to Company and other comprehensive income:	$2,137	$1,787
Unrealized gains on securities:
Non-credit related unrealized gains on securities with OTTI	12	(17)
Unrealized losses on securities without OTTI	(61)	21
Tax Impact	20	(1)
Less reclassification adjustment for gain on sales of securities realized in net income	—	—
Less reclassification adjustment for credit related OTTI realized in net income	—	—
Total unrealized losses on securities	(29)	3
Gross pension liability adjustments	28	5
Tax Impact	(11)	(1)
Total pension liability adjustment	17	4
Total other comprehensive loss	(12)	7
Total comprehensive income	$2,125	$1,794
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2012	$16,065	5,594,793	$560	$48,869	$21,068	$(745)	$(2,180)	$83,637	$(94)	$83,543
Capital withdrawals by noncontrolling interest									(1,000)	(1,000)
Stock options exercised		32,231	3	166				169		169
10% common stock dividend
Net income					2,137			2,137	64	2,201
Changes in other comprehensive income						(12)		(12)		(12)
Dividend on preferred stock (5% annually)					(203)			(203)		(203)
Accretion of discount on preferred stock	51				(51)
Balance, March 31, 2013	$16,116	5,627,024	$563	$49,035	$22,951	$(757)	$(2,180)	$85,728	$(1,030)	$84,698
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,
	2013	2012
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$2,201	$1,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	92
Provision for loan losses	1,000	2,250
Bank owned life insurance	(92)	(45)
Supplemental executive retirement plan expense	33	34
Gain on sale of SBA loans	(499)	(602)
SBA loans originated for sale	(4,752)	(6,017)
Proceeds from sale of SBA loans originated for sale	4,402	6,671
Loss on sale & write down of other real estate owned	364	89
Net accretion of purchase premiums and discounts on securities	12	(6)
Deferred income tax benefit	(29)	(13)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	998	(473)
(Decrease) increase in accrued interest payable and other accrued liabilities	(960)	157
Net cash provided by operating activities	2,760	4,031
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(2,022)	—
Redemptions of restricted stock	2	1,351
Proceeds from sale and call of securities available for sale	1,000	—
Proceeds from maturities and principal payments on mortgage backed securities	1,406	1,184
Proceeds from sale of other real estate owned	817	480
Advances on other real estate owned	—	(68)
Net (increase) decrease in loans	(3,014)	4,009
Purchases of bank premises and equipment	(36)	(182)
Net cash (used in) provided by investing activities	(1,847)	6,774
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(203)	(203)
Minority interest capital withdrawal, net	(1,000)	(618)
Proceeds from exercise of stock options and warrants	169	—
Net decrease in FHLBNY and short term borrowings	(42)	(30,039)
Net decrease in noninterest-bearing deposits	(2,386)	(3,863)
Net (decrease) increase in interest-bearing deposits	(11,144)	16,502
Net cash used in financing activities	(14,606)	(18,221)
Decrease in cash and cash equivalents	(13,693)	(7,416)
Cash and Cash Equivalents, January 1,	76,866	110,228
Cash and Cash Equivalents, March 31,	$63,173	$102,812
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$1,607	$2,027
Income taxes	$1,000	$1,000
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$1,030	$5,025

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

The accompanying consolidated financial statements include the accounts of Parke Bancorp, Inc. and its wholly-owned subsidiaries Parke Bank and Parke Capital Markets. Also included are the accounts of 44 Business Capital Partners LLC, a joint venture formed in 2009 to originate and service SBA loans. Parke Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and

Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance.  All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Parke Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2013 and 2012 are unaudited. The balance sheet as of December 31, 2012, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for loan losses, other than temporary impairment losses on investment securities, the valuation of deferred income taxes, servicing assets and carrying value of OREO.

Recently Issued Accounting Pronouncements:

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210)”. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Section 815-10-45. These amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210)”. The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”. The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.

The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2012 and has applied the amendments retrospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	500	11	—	—	511
Residential mortgage-backed securities	13,055	457	—	—	13,512
Collateralized mortgage obligations	813	47	—	—	860
Collateralized debt obligations	5,556	—	1,075	487	3,994
Total available for sale	$19,931	$515	$1,075	$487	$18,884

Held to maturity:
States and political subdivisions	$2,075	$137	$—	$—	$2,212

As of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	1,500	24	—	—	1,524
Residential mortgage-backed securities	12,359	540	—	—	12,899
Collateralized mortgage obligations	916	58	—	—	974
Collateralized debt obligations	5,556	—	1,121	499	3,936
Total available for sale	$20,338	$622	$1,121	$499	$19,340

Held to maturity:
States and political subdivisions	$2,066	$173	$—	$—	$2,239

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2013 are as follows:

	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,737	2,784
Due after ten years	6,062	4,512
Residential mortgage-backed securities and collateralized mortgage obligations	11,132	11,588
Total available for sale	$19,931	$18,884

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,075	2,212
Total held to maturity	$2,075	$2,212

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of March 31, 2013 and December 31, 2012, approximately $15.1 million and $10.3 million, respectively, of investment securities are pledged as collateral for borrowed funds.  In addition, securities with a carrying value of $3.9 million and $4.2 million, respectively, were pledged to secure public deposits at March 31, 2013 and December 31, 2012.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

As of March 31, 2013	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Collateralized debt obligations	—	—	3,676	1,075	3,676	1,075
Total available for sale	$—	$—	$3,676	$1,075	$3,676	$1,075

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2012	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Collateralized debt obligations	—	—	3,629	1,121	3,629	1,121
Total available for sale	$—	$—	$3,629	$1,121	$3,629	$1,121

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

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

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals.  The analysis indicates that the Company should expect to receive all contractual cash flows.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider these investments to be other than temporarily impaired at March 31, 2013.

Other Than Temporarily Impaired Debt Securities

We assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

We have a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  On a quarterly basis, we review all securities to determine whether an OTTI exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012

	(Amounts in thousands)
Beginning balance	$1,219	$1,950
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(54)	(399)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,165	$1,551

There were no investment gains and losses recognized in income during the three month periods ended March 31, 2013 and 2012.

NOTE 4.  LOANS

The portfolio of loans outstanding consists of:

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Amounts in thousands)
Commercial and Industrial	$20,712	3.3%	$21,925	3.5%
Real Estate Construction:
Residential	7,580	1.2	7,331	1.2
Commercial	45,239	7.2	41,875	6.6
Real Estate Mortgage:
Commercial – Owner Occupied	154,744	24.5	157,616	25.0
Commercial – Non-owner Occupied	222,016	35.2	221,731	35.2
Residential – 1 to 4 Family	142,425	22.5	140,164	22.3
Residential – Multifamily	21,128	3.3	21,181	3.4
Consumer	17,777	2.8	17,889	2.8
Total Loans	$631,621	100.0%	$629,712	100.0%

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

An age analysis of past due loans by class follows:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amount in thousands)

Commercial and Industrial	$67	$—	$77	$144	$20,568	$20,712
Real Estate Construction:
Residential	—	—	692	692	6,888	7,580
Commercial	—	—	13,073	13,073	32,166	45,239
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	809	809	153,935	154,744
Commercial – Non-owner Occupied	5,522	—	19,070	24,592	197,424	222,016
Residential – 1 to 4 Family	934	—	9,657	10,591	131,834	142,425
Residential – Multifamily	—	—	1,971	1,971	19,157	21,128
Consumer	49	—	202	251	17,526	17,777
Total Loans	$6,572	$—	$45,551	$52,123	$579,498	$631,621

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)

Commercial and Industrial	$—	$—	$248	$248	$21,677	$21,925
Real Estate Construction:
Residential	—	—	799	799	6,532	7,331
Commercial	—	—	12,958	12,958	28,917	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,218	1,218	156,398	157,616
Commercial – Non-owner Occupied	6,439	—	19,228	25,667	196,064	221,731
Residential – 1 to 4 Family	1,703	169	10,072	11,944	128,220	140,164
Residential – Multifamily	—	—	2,838	2,838	18,343	21,181
Consumer	71	49	188	308	17,581	17,889
Total Loans	$8,213	$218	$47,549	$55,980	$573,732	$629,712

Impaired Loans:  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

 All impaired loans have are assessed for recoverability based on an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are generally updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety day period, a charge-off equal to the difference between the loan carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have at least nine months of payment history and future collectability of principal and interest is assured.

Impaired loans are set forth in the following tables.

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$77	$143	$—
Real Estate Construction:
Residential	692	1,907	—
Commercial	12,895	12,895	—
Real Estate Mortgage:
Commercial – Owner Occupied	579	579	—
Commercial – Non-owner Occupied	19,069	19,708	—
Residential – 1 to 4 Family	8,635	9,062	—
Residential – Multifamily	1,971	1,971	—
Consumer	202	202	—
	44,120	46,467	—

With an allowance recorded:
Commercial and Industrial	500	500	9
Real Estate Construction:
Residential	—	—	—
Commercial	1,975	2,033	93
Real Estate Mortgage:
Commercial – Owner Occupied	5,842	5,871	214
Commercial – Non-owner Occupied	29,067	29,067	1,116
Residential – 1 to 4 Family	3,484	3,740	294
Residential – Multifamily	375	375	6
Consumer	—	—	—
	41,243	41,586	1,732

Total:
Commercial and Industrial	577	643	9
Real Estate Construction:
Residential	692	1,907	—
Commercial	14,870	14,928	93
Real Estate Mortgage:
Commercial – Owner Occupied	6,421	6,450	214
Commercial – Non-owner Occupied	48,136	48,775	1,116
Residential – 1 to 4 Family	12,119	12,802	294
Residential – Multifamily	2,346	2,346	6
Consumer	202	202	—
	$85,363	$88,053	$1,732

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$248	$315	$—
Real Estate Construction:
Residential	800	2,126	—
Commercial	12,891	12,891	—
Real Estate Mortgage:
Commercial – Owner Occupied	876	1,031	—
Commercial – Non-owner Occupied	19,228	22,027	—
Residential – 1 to 4 Family	8,945	9,372	—
Residential – Multifamily	2,838	2,838	—
Consumer	188	188	—
	46,014	50,788	—

With an allowance recorded:
Commercial and Industrial	500	500	10
Real Estate Construction:
Residential	187	661	24
Commercial	1,988	2,045	96
Real Estate Mortgage:
Commercial – Owner Occupied	5,718	5,748	216
Commercial – Non-owner Occupied	29,187	29,187	1,053
Residential – 1 to 4 Family	3,605	4,290	301
Residential – Multifamily	377	377	6
Consumer	—	—	—
	41,562	42,808	1,706

Total:
Commercial and Industrial	748	815	10
Real Estate Construction:
Residential	987	2,787	24
Commercial	14,879	14,936	96
Real Estate Mortgage:
Commercial – Owner Occupied	6,594	6,779	216
Commercial – Non-owner Occupied	48,415	51,214	1,053
Residential – 1 to 4 Family	12,550	13,662	301
Residential – Multifamily	3,215	3,215	6
Consumer	188	188	—
	$87,576	$93,596	$1,706

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$662	$4	$603	$—
Real Estate Construction:
Residential	681	—	6,701	34
Commercial	14,875	26	16,461	79
Real Estate Mortgage:
Commercial – Owner Occupied	6,400	61	7,626	33
Commercial – Non-owner Occupied	48,399	353	45,434	442
Residential – 1 to 4 Family	12,133	67	11,340	59
Residential – Multifamily	2,780	8	3,648	53
Consumer	203	1	228	2
Total	$86,133	$520	$92,041	$702

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

Performing TDRs (not reported as non-accrual loans) totaled $39.8 million and $40.0 million with related allowances of $1.5 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $24.6 million and $27.1 million with related allowances of $0 and $8,000 as of March 31, 2013 and December 31, 2012, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no loans modified during the three months ended March 31, 2013 and 2012.

The following table shows loans that were modified and deemed TDRs that subsequently defaulted during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Amounts in thousands)

Commercial and Industrial	—	$—	—	$—
Real Estate Construction:
Residential	1	187	—	—
Commercial	—	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	—	—	1	1,217
Residential – 1-4 Family	—	—	1	209
Residential – Multifamily	—	—	1	1,971
Consumer	—	—	—	—
Total	1	$187	3	$3,397

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 7. Grades 1 through 4 are considered “Pass”. A description of the general characteristics of the seven risk grades is as follows:

1.	Good: Borrower exhibits the strongest overall financial condition and represents the most creditworthy profile.
2.	Satisfactory (A): Borrower reflects a well-balanced financial condition, demonstrates a high level of creditworthiness and typically will have a strong banking relationship with Parke Bank.
3.	Satisfactory (B): Borrower exhibits a balanced financial condition and does not expose the Bank to more than a normal or average overall amount of risk. Loans are considered fully collectable.
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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2013 and December 31, 2012 is as follows:

At March 31, 2013	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$17,849	$1,953	$910	$—	$20,712
Real Estate Construction:
Residential	6,888	—	692	—	7,580
Commercial	23,470	—	21,769	—	45,239
Real Estate Mortgage:
Commercial – Owner Occupied	148,462	747	5,535	—	154,744
Commercial – Non-owner Occupied	172,422	11,723	37,871	—	222,016
Residential – 1 to 4 Family	129,029	2,253	11,143	—	142,425
Residential – Multifamily	17,691	1,092	2,345	—	21,128
Consumer	17,525	—	252	—	17,777
Total	$533,336	$17,768	$80,517	$—	$631,621

At December 31, 2012	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$18,926	$2,183	$816	$—	$21,925
Real Estate Construction:
Residential	6,345	—	986	—	7,331
Commercial	20,097	—	21,778	—	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	150,990	1,121	5,505	—	157,616
Commercial – Non-owner Occupied	173,606	11,399	36,726	—	221,731
Residential – 1 to 4 Family	126,167	2,263	11,734	—	140,164
Residential – Multifamily	16,863	1,103	3,215	—	21,181
Consumer	17,701	—	188	—	17,889
Total	$530,695	$18,069	$80,948	$—	$629,712

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012 is as follows:

Allowance for Loan Losses:	For the three months ended March 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$470	$—	$—	$(24)	$446
Real Estate Construction:
Residential	845	—	—	(402)	443
Commercial	1,115	—	—	176	1,291
Real Estate Mortgage:
Commercial – Owner Occupied	4,095	—	—	293	4,388
Commercial – Non-owner Occupied	7,379	—	—	34	7,413
Residential – 1 to 4 Family	4,384	(267)	192	195	4,504
Residential – Multifamily	312	—	—	14	326
Consumer	336	—	—	(2)	334
Unallocated	—	—	—	716	716
Total	$18,936	$(267)	$192	$1,000	$19,861

Allowance for Loan Losses:	For the three months ended March 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$451	$—	$—	$(10)	$441
Real Estate Construction:
Residential	2,613	(852)	37	125	1,923
Commercial	1,971	—	—	(458)	1,513
Real Estate Mortgage:
Commercial – Owner Occupied	2,714	(2,856)	—	2,975	2,833
Commercial – Non-owner Occupied	6,742	(73)	—	(673)	5,996
Residential – 1 to 4 Family	4,190	(272)	—	263	4,181
Residential – Multifamily	278	—	—	(24)	254
Consumer	148	—	—	34	182
Unallocated	216	—	—	18	234
Total	$19,323	$(4,053)	$37	$2,250	$17,557

Allowance for Loan Losses, at March 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$9	$437	$446
Real Estate Construction:
Residential	—	443	443
Commercial	93	1,198	1,291
Real Estate Mortgage:
Commercial – Owner Occupied	214	4,174	4,388
Commercial – Non-owner Occupied	1,116	6,297	7,413
Residential – 1 to 4 Family	294	4,210	4,504
Residential – Multifamily	6	320	326
Consumer	—	334	334
Unallocated	—	716	716
Total	$1,732	$18,129	$19,861

Allowance for Loan Losses, at December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$10	$460	$470
Real Estate Construction:
Residential	24	821	845
Commercial	96	1,019	1,115
Real Estate Mortgage:
Commercial – Owner Occupied	216	3,879	4,095
Commercial – Non-owner Occupied	1,053	6,326	7,379
Residential – 1 to 4 Family	301	4,083	4,384
Residential – Multifamily	6	306	312
Consumer	—	336	336
Unallocated	—	—	—
Total	$1,706	$17,230	$18,936

Loans, at March 31, 2013:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$557	$20,135	$20,712
Real Estate Construction:
Residential	692	6,888	7,580
Commercial	14,870	30,369	45,239
Real Estate Mortgage:
Commercial – Owner Occupied	6,421	148,323	154,744
Commercial – Non-owner Occupied	48,136	173,880	222,016
Residential – 1 to 4 Family	12,119	130,306	142,425
Residential – Multifamily	2,346	18,782	21,128
Consumer	202	17,575	17,777
Total	$85,363	$546,258	$631,621

Loans, at December 31, 2012:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$748	$21,177	$21,925
Real Estate Construction:
Residential	987	6,344	7,331
Commercial	14,879	26,996	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	6,594	151,022	157,616
Commercial – Non-owner Occupied	48,415	173,316	221,731
Residential – 1 to 4 Family	12,550	127,614	140,164
Residential – Multifamily	3,215	17,966	21,181
Consumer	188	17,701	17,889
Total	$87,576	$542,136	$629,712

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2013
(Amounts in thousands except ratios)

Total Risk Based Capital	$107,830	16.65%	$51,814	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$99,688	15.39%	$25,907	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$99,688	13.02%	$30,623	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$105,640	16.25%	$51,209	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$97,382	14.98%	$25,604	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$97,382	12.60%	$30,122	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2013
(Amounts in thousands except ratios)

Total Risk Based Capital	$107,465	16.59%	$51,814	8%	$64,768	10%
(to Risk Weighted Assets)

Tier 1 Capital	$99,323	15.34%	$25,907	4%	$38,861	6%
(to Risk Weighted Assets)

Tier 1 Capital	$99,323	12.97%	$30,623	4%	$38,279	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$105,714	16.26%	$51,998	8%	$64,998	10%
(to Risk Weighted Assets)

Tier 1 Capital	$97,456	14.99%	$25,999	4%	$38,999	6%
(to Risk Weighted Assets)

Tier 1 Capital	$97,456	12.61%	$30,917	4%	$38,646	5%
(to Average Assets)

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. One of the provisions resulting from the Act was the Treasury Capital Purchase Program (CPP) which provides for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. This program was voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the U.S. Treasury. The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009. These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The allocation of proceeds resulted in a discount on the preferred stock that is being accreted over five years. The Company issued 329,757 common stock warrants to the U.S. Treasury and $930,000 of those proceeds was allocated to the warrants. The warrants are accounted for as equity securities. The warrants have a contractual life of 10 years and an exercise price of $6.12 per share of common stock. In November of 2012, the U.S. Treasury held an auction and sold its investment in the preferred stock to institutional investors. Restrictions related to the CPP have been lifted.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at:

	March 31, 2013	December 31, 2012
	(Amounts in thousands)
Securities
Non-credit unrealized losses on securities with OTTI	$(487)	$(499)
Unrealized losses on securities without OTTI	(560)	(499)
Minimum pension liability	(215)	(244)
Tax impact	505	497
Other comprehensive income	$(757)	$(745)

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

Cash flows were developed based on the estimated speeds at which the TruPS are expected to prepay (a range of 1% to 2%), the estimated rates at which the TruPS are expected to defer payments, the estimated rates at which the TruPS are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default (95%). TruPS generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new TruPS and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for CDRs are based on the payment characteristics of the TruPS themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the TruPS issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate.  The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 400 to 959 basis points).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Securities Available for Sale

As of March 31, 2013
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	511	—	511
Residential mortgage-backed securities	—	13,512	—	13,512
Collateralized mortgage-backed securities		860	—	860
Collateralized debt obligations	—	—	3,994	3,994
Total	$—	$14,890	$3,994	$18,884

As of December 31, 2012
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	1,524	—	1,524
Residential mortgage-backed securities	—	12,899	—	12,899
Collateralized mortgage-backed securities		968	6	974
Collateralized debt obligations	—	—	3,936	3,936
Total	$—	$15,398	$3,942	$19,340

For the three months ending March 31, 2013, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ending March 31:

	Securities Available for Sale
	March 31, 2013	December 31, 2012
	(Amounts in thousands)
Beginning balance at January 1,	$3,942	$4,122
Total net losses included in:
Net loss	—	(128)
Other comprehensive income (loss)	52	(52)
Settlements	—	—
Net transfers into Level 3	—	—
Ending balance	$3,994	$3,942

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
As of March 31, 2013
Collateral dependent impaired loans	$—	$—	$54,420	$54,420
OREO	—	—	25,906	25,906

As of December 31, 2012
Collateral dependent impaired loans	$—	$—	$56,620	$56,620
OREO	—	—	26,057	26,057

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $54.4 million and $56.6 million at March 31, 2013 and December 31, 2012 respectively, with a valuation allowance of $595 thousand and $547 thousand at March 31, 2013 and December 31, 2012 respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2013 and December 31, 2012:

	Level in Fair Value Hierarchy	March 31, 2013		December 31, 2012
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(Amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$63,173	$63,173	$76,866	$76,866
Investment securities AFS	(1)	18,884	18,884	19,340	19,340
Investment securities HTM	Level 2	2,075	2,212	2,066	2,239
Restricted stock	Level 2	2,221	2,221	2,223	2,223
Loans held for sale	Level 2	1,335	1,335	495	495
Loans, net	(2)	611,760	630,325	610,776	632,723
Accrued interest receivable	Level 2	2,708	2,708	2,727	2,727

Financial Liabilities:
Demand and savings deposits	Level 2	$365,200	$365,200	$367,158	$367,158
Time deposits	Level 2	258,477	260,095	270,049	271,786
Borrowings	Level 2	43,809	42,375	43,851	42,849
Accrued interest payable	Level 2	527	527	537	537

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the three months ended March 31,
	2013	2012
	(Amount in thousands)
Income Taxes
Pre-tax Income	$3,614	$3,166
Income Tax Expense	1,413	1,272

For the three months ended March 31, 2013, the Company recorded a net tax expense of $1.4 million compared to a net tax expense of $1.3 million for the three months ended March 31, 2012.

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ending March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
	(Amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$1,883	$1,535
Average common shares outstanding	5,385,684	5,374,561
Basic earnings per common share	$0.35	$0.29

Diluted earnings per common share
Net income available to common shareholders	$1,883	$1,535
Average common shares outstanding	5,385,684	5,374,561
Dilutive potential common shares	46,425	12,225
Total diluted average common shares outstanding	5,432,109	5,386,786
Diluted earnings per common share	$0.35	$0.28

For the three months ended March 31, 2013 and 2012, options to purchase 335,186 shares and 319,284 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

In May of 2012 the Company paid a 10% common stock dividend to shareholders. All weighted share information has been retroactively adjusted to give effect to this stock dividend for the periods presented.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

On April 23, 2013, the Company declared a 10% common stock dividend. The stock dividend is payable on May 17, 2013, to stockholders of record as of May 7, 2013.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

At March 31, 2013, the Company’s total assets decreased to $757.1 million from $770.5 million at December 31, 2012, a decrease of $13.4 million or 1.7%.

Cash and cash equivalents decreased $13.7 million to $63.2 million at March 31, 2013 from $76.9 million at December 31, 2012.

Total investment securities decreased to $21.0 million at March 31, 2013 ($18.9 million classified as available for sale or 90.1%) from $21.4 million at December 31, 2012, a decrease of $447,000 or 2.1%.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2013, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $631.6 million at March 31, 2013 from $629.7 million at December 31, 2012, an increase of $1.9 million or 0.3%. Loan growth continues to be impacted by a difficult credit market.

Delinquent loans totaled $52.1 million or 8.3% of total loans at March 31, 2013, a decrease of $3.9 million from December 31, 2012. Delinquent loan balances by number of days delinquent were: 30 to 89 days --- $6.6 million; 90 days and greater not accruing interest --- $45.5 million.

At March 31, 2013, the Company had $45.5 million in nonaccrual loans or 7.2% of total loans, a decrease from $47.5 million or 7.6% of total loans at December 31, 2012. The three largest relationships in nonperforming loans are a $7.7 million retail center construction loan, a $7.5 residential and commercial development loan, and a $6.4 million retail center construction loan.

The composition of nonaccrual loans as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(Amounts in thousands except ratios)
Commercial and Industrial	$77	$248
Real Estate Construction:
Residential	692	799
Commercial	13,073	12,958
Real Estate Mortgage:
Commercial – Owner Occupied	809	1,218
Commercial – Non-owner Occupied	19,070	19,228
Residential – 1 to 4 Family	9,657	10,072
Residential – Multifamily	1,971	2,838
Consumer	202	188
Total	$45,551	$47,549

Nonperforming loans to total loans	7.2%	7.6%

At March 31, 2013 Parke Bancorp's allowance for loan losses was $19.9 million, an increase of $925,000 from December 31, 2012. The ratio of allowance for loan losses to total loans increased to 3.1% at March 31, 2013 from 3.0% at December 31, 2012. During the three month period ended March 31, 2013, the Company charged-off $267,000 thousand in loans. Specific allowances for loan losses have been established in the amount of $1.7 million on impaired loans totaling $85.4 million at March 31, 2013. To our knowledge, we have provided for all losses that are both probable and reasonably estimable at March 31, 2013 and December 31, 2012. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall. With all these measures in place our nonperforming assets have decreased from 9.6% of total assets at December 31, 2012 to 9.4% at March 31, 2013. See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at March 31, 2013 was $25.9 million, compared to $26.1 million at December 31, 2012, the largest being a condominium development valued at $12.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Three Months Ended March 31,
	2013	2012
	(Amounts in thousands)
Balance at beginning of period	$26,057	$19,410
Real estate acquired in settlement of loans	1,030	5,025
Sales of real estate	(817)	(480)
Loss on sale of real estate	(206)	(89)
Write-down of real estate carrying values	(158)	—
Capitalized improvements to real estate	—	68
Balance at end of period	$25,906	$23,934

At March 31, 2013, the Bank’s total deposits decreased to $623.7 million from $637.2 million at December 31, 2012, a decrease of $13.5 million or 2.1%. The decrease was the result of a planned runoff of higher priced certificates of deposits.

At March 31, 2013, total shareholders’ equity increased to $85.7 million from $83.6 million at December 31, 2012, an increase of $2.1 million, or 2.5% due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General: Net income available to common shareholders for the three months ended March 31, 2013 was $1.9 million, compared to $1.5 million for the same period in 2012. The change was impacted by the following:

Interest Income:  Interest income decreased $562,000, or 5.7%, to $9.3 million for the three months ended March 31, 2013, from $9.9 million for the three months ended March 31, 2012. The decrease is attributable to lower yield on loans. Average loans for the three month period ended March 31, 2013 were $631.0 million compared to $620.0 million for the same period last year. The average yield on loans was 5.81% for the three months ended March 31, 2013 compared to 6.17% for the same period in 2012.

Interest Expense: Interest expense decreased $418,000 to $1.6 million for the three months ended March 31, 2013, from $2.0 million for the three months ended March 31, 2012. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and the drop in the average deposit balances. The average rate paid on deposits for the three month period ended March 31, 2013 was 0.92% compared to 1.17% for the same period last year.

Net Interest Income:  Net interest income decreased $144,000 to $7.7 million for the three months ended March 31, 2013, as compared to the same period last year. We experienced a decrease in our net interest rate spread of 1 basis point, to 4.13% for the three months ended March 31, 2013, from 4.14% for the same period last year. Our net interest margin increased 7 basis points to 4.33% for the three months ended March 31, 2013, from 4.26% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $1.0 million for the three months ended March 31, 2013, a decrease of $1.3 million for the same period last year. The decline in the provision for losses correlates to the recent stabilization of the loan portfolio, modest charge-offs during the last six months and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $647,000 for the three months ended March 31, 2013, compared to $1.1 million for the same period last year. The decrease was primarily attributable to higher OREO losses, $364,000 compared to a loss of $88,000 last year.

Non-interest Expense:  Non-interest expense increased $198,000 to $3.7 million for the three months ended March 31, 2013, from $3.5 million for the three months ended March 31, 2012. The increase was primarily due to an increase in compensation and benefits of $216,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes:  The Company recorded income tax expense of $1.4 million, on income before taxes of $3.6 million for the three months ended March 31, 2013, resulting in an effective tax rate of 39.1%, compared to income tax expense of $1.3 million on income before taxes of $3.2 million for the same period of 2012, resulting in an effective tax rate of 40.2%. The increase in income tax expense is due to higher earnings.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$630,983	$9,047	5.81%	$619,949	$9,512	6.17%
Investment securities	21,735	205	3.83%	24,657	288	4.70%
Federal funds sold and cash equivalents	67,438	40	0.25%	95,292	54	0.23%
Total interest-earning assets	720,156	$9,292	5.13%	739,898	$9,854	5.36%

Other assets	64,417			55,884
Allowance for loan losses	(19,577)			(20,009)
Total assets	$764,996			$775,773

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOWs	$23,111	$33	0.58%	$18,088	$34	0.76%
Money markets	85,352	146	0.69%	94,811	212	0.90%
Savings	229,756	415	0.73%	214,734	546	1.02%
Time deposits	245,032	724	1.20%	258,156	907	1.41%
Brokered certificates of deposit	19,789	56	1.15%	24,373	73	1.20%
Total interest-bearing deposits	603,040	1,374	0.92%	610,162	1,772	1.17%
Borrowings	43,823	223	2.06%	52,996	243	1.84%
Total interest-bearing liabilities	646,863	1,597	1.00%	663,158	2,015	1.22%

Non-interest bearing deposits	28,838			29,912
Other liabilities	4,227			3,973
Total liabilities	33,065			33,885
Shareholders’ equity	85,068			78,730
Total liabilities and shareholders’ equity	$764,996			$775,773
Net interest income		$7,695			$7,839
Interest rate spread			4.13%			4.14%
Net interest margin			4.33%			4.26%

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

Liquidity:  Liquidity describes the ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 101.3% and 98.8% at March 31, 2013 and December 31, 2012, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2013. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2013, the Company maintained lines of credit with the FHLB of $93.5 million, of which $25.4 million was outstanding at March 31, 2013.

As of March 31, 2013, the Company's investment securities portfolio included $13.1 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At March 31, 2013, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date: May 15, 2013	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)