Form 10-Q
period 2013-06-30
PARKE BANCORP, INC.
filed 2013-08-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013.
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
Yes [  ]                No [X]

As of August 14, 2013, there were issued and outstanding 5,982,810 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	June 30,	December 31,
	2013	2012
Assets
Cash and due from financial institutions	$3,598	$2,601
Federal funds sold and cash equivalents	33,491	74,265
Cash and cash equivalents	37,089	76,866
Investment securities available for sale, at fair value	17,531	19,340
Investment securities held to maturity (fair value of $2,139 at June 30, 2013 and $2,239 at December 31, 2012)	2,084	2,066
Total investment securities	19,615	21,406
Loans held for sale	698	495
Loans, net of unearned income	644,024	629,712
Less: Allowance for loan losses	(20,867)	(18,936)
Net loans	623,157	610,776
Accrued interest receivable	2,762	2,727
Premises and equipment, net	4,012	3,989
Other real estate owned (OREO)	23,669	26,057
Restricted stock, at cost	2,047	2,223
Bank owned life insurance (BOLI)	10,928	10,743
Deferred tax asset	4,815	4,696
Other assets	9,571	10,499
Total Assets	$738,363	$770,477

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$29,945	$30,342
Interest-bearing deposits	579,574	606,865
Total deposits	609,519	637,207
FHLBNY borrowings	20,365	20,448
Other borrowed funds	5,000	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	475	537
Other liabilities	4,734	5,339
Total liabilities	653,496	686,934
Equity
Preferred stock, cumulative perpetual, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at June 30, 2013 and December 31, 2012	16,168	16,065
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 6,193,710 shares at June 30, 2013 and 5,594,793 shares at December 31, 2012	619	560
Additional paid-in capital	52,665	48,869
Retained earnings	19,464	21,068
Accumulated other comprehensive loss	(858)	(745)
Treasury stock, 210,900 shares at June 30, 2013 and December 31, 2012, at cost	(2,180)	(2,180)
Total shareholders’ equity	85,878	83,637
Noncontrolling interest in consolidated subsidiaries	(1,011)	(94)
Total equity	84,867	83,543
Total liabilities and equity	$738,363	$770,477

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
	(in thousands except share data)		(in thousands except share data)
Interest income:
Interest and fees on loans	$17,811	$18,871	$8,765	$9,358
Interest and dividends on investments	383	540	179	252
Interest on federal funds sold and cash equivalents	73	119	33	66
Total interest income	18,267	19,530	8,977	9,676
Interest expense:
Interest on deposits	2,664	3,459	1,289	1,687
Interest on borrowings	426	475	204	233
Total interest expense	3,090	3,934	1,493	1,920
Net interest income	15,177	15,596	7,484	7,756
Provision for loan losses	(2,000)	(4,300)	(1,000)	(2,050)
Net interest income after provision for loan losses	13,177	11,296	6,484	5,706
Noninterest income:
Gain on sale of SBA loans	1,468	1,357	969	755
Loan fees	323	159	161	105
Net income from BOLI	185	91	94	46
Service fees on deposit accounts	116	104	65	54
Loss on sale and write-down of real estate owned	(455)	(625)	(91)	(537)
Other	323	528	113	108
Total noninterest income	1,960	1,614	1,311	531
Noninterest expense:
Compensation and benefits	3,382	2,852	1,724	1,410
Professional services	756	776	439	500
Occupancy and equipment	483	531	239	267
Data processing	243	203	132	109
FDIC insurance	544	546	296	276
OREO expense	788	687	403	318
Other operating expense	1,759	1,902	994	1,110
Total noninterest expense	7,955	7,497	4,227	3,990
Income before income tax expense	7,182	5,413	3,568	2,247
Income tax expense	2,810	1,529	1,397	257
Net income attributable to Company and noncontrolling interest	4,372	3,884	2,171	1,990
Net income attributable to noncontrolling interest	(247)	(248)	(183)	(141)
Net income attributable to Company	4,125	3,636	1,988	1,849
Preferred stock dividend and discount accretion	(510)	(504)	(256)	(253)
Net income available to common shareholders	$3,615	$3,132	$1,732	$1,596

Earnings per common share:
Basic	$0.61	$0.53	$0.29	$0.27
Diluted	$0.61	$0.53	$0.29	$0.27
Weighted average shares outstanding:
Basic	5,944,915	5,916,502	5,962,623	5,917,118
Diluted	5,944,915	5,916,502	5,963,644	5,917,118
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income attributable to Company	$4,125	$3,636	$1,988	$1,849
Unrealized (losses) gains on securities:
Non-credit related unrealized gains on securities with OTTI	15	32	3	44
Unrealized (losses) gains on securities without OTTI	(304)	50	(243)	32
Tax Impact	116	(33)	96	(30)
Less reclassification adjustment for gain on sales of securities realized in net income	—	—	—	—
Less reclassification adjustment for credit related OTTI realized in net income	—	—	—	—
Total unrealized (losses) gains on securities	(173)	49	(144)	46
Gross pension liability adjustments	100	12	47	10
Tax Impact	(40)	(5)	(19)	(3)
Total pension liability adjustment	60	7	28	7
Total other comprehensive (loss) income	(113)	56	(116)	53
Total comprehensive income	$4,012	$3,692	$1,872	$1,902
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2012	$16,065	5,594,793	$560	$48,869	$21,068	$(745)	$(2,180)	$83,637	$(94)	$83,543
Capital withdrawals by noncontrolling interest									(1,164)	(1,164)
Stock options exercised		57,591	6	284				290		290
Redemption of Warrant				(930)	(720)			(1,650)		(1,650)
10% common stock dividend		541,612	53	4,442	(4,497)			(2)		(2)
Net income					4,125			4,125	247	4,372
Changes in other comprehensive income						(113)		(113)		(113)
Dividend on preferred stock (5% annually)					(409)			(409)		(409)
Accretion of discount on preferred stock	103				(103)			—		—
Balance, June 30, 2013	$16,168	6,193,996	$619	$52,665	$19,464	$(858)	$(2,180)	$85,878	$(1,011)	$84,867
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended June 30,
	2013	2012
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$4,372	$3,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169	183
Provision for loan losses	2,000	4,300
Bank owned life insurance	(185)	(91)
Supplemental executive retirement plan expense	17	68
Gain on sale of SBA loans	(1,468)	(1,357)
SBA loans originated for sale	(11,831)	(12,784)
Proceeds from sale of SBA loans originated for sale	13,096	14,366
Loss on sale & write down of other real estate owned	455	625
Net accretion of purchase premiums and discounts on securities	21	(11)
Deferred income tax benefit	(119)	602
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	893	(2,031)
(Decrease) increase in accrued interest payable and other accrued liabilities	(605)	1,144
Net cash provided by operating activities	6,815	8,898
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(2,022)	(4,148)
Redemptions of restricted stock	176	1,338
Proceeds from sale and call of securities available for sale	1,000	—
Proceeds from maturities and principal payments on mortgage backed securities	2,501	3,189
Proceeds from sale of other real estate owned	3,157	1,246
Advances on other real estate owned	(64)	(207)
Net (increase) decrease in loans	(15,541)	5,961
Purchases of bank premises and equipment	(93)	(191)
Net cash (used in) provided by investing activities	(10,886)	7,188
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(409)	(407)
Cash payment of fractional shares on 10% stock dividend	(2)	(1)
Minority interest capital withdrawal, net	(1,164)	(759)
Proceeds from exercise of stock options	290	35
Redemption payment for TARP Warrant	(1,650)	—
Net decrease in FHLBNY and short term borrowings	(83)	(30,078)
Net decrease in other borrowed funds	(5,000)	—
Net (decrease) increase in noninterest-bearing deposits	(397)	1,733
Net (decrease) increase in interest-bearing deposits	(27,291)	22,142
Net cash used in financing activities	(35,706)	(7,335)
(Decrease) increase in cash and cash equivalents	(39,777)	8,751
Cash and Cash Equivalents, January 1,	76,866	110,228
Cash and Cash Equivalents, June 30,	$37,089	$118,979
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$3,152	$3,937
Income taxes	$2,708	$2,365
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$1,160	$8,981

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

The Consent Orders also require the Bank to obtain the prior approval of the FDIC and the New Jersey Department before declaring or paying any dividend or appointing or changing the title or responsibilities of any director or senior executive officer.  Additional regulatory provisions require FDIC prior approval before the Bank enters into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment. The Bank believes it is in substantial compliance with the terms of the Consent Order.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank. Also included are the accounts of 44 Business Capital Partners LLC, a joint venture formed in 2009 to originate and service SBA loans. The Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the six months and three months ended June 30, 2013 and 2012 are unaudited. The balance sheet as of December 31, 2012, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the full year.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”. The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2013 and has applied the amendments retrospectively. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2013 and December 31, 2012:

As of June 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	500	7	—	—	507
Residential mortgage-backed securities	12,054	323	129	—	12,248
Collateralized mortgage obligations	701	37	—	—	738
Collateralized debt obligations	5,556	—	1,041	484	4,031
Total available for sale	$18,818	$367	$1,170	$484	$17,531

Held to maturity:
States and political subdivisions	$2,084	$55	$—	$—	$2,139

As of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	1,500	24	—	—	1,524
Residential mortgage-backed securities	12,359	540	—	—	12,899
Collateralized mortgage obligations	916	58	—	—	974
Collateralized debt obligations	5,556	—	1,121	499	3,936
Total available for sale	$20,338	$622	$1,121	$499	$19,340

Held to maturity:
States and political subdivisions	$2,066	$173	$—	$—	$2,239

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2013 are as follows:

	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	6,063	4,545
Residential mortgage-backed securities and collateralized mortgage obligations	12,755	12,986
Total available for sale	$18,818	$17,531

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,084	2,139
Total held to maturity	$2,084	$2,139

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of June 30, 2013 and December 31, 2012, approximately $12.4 million and $10.3 million, respectively, of investment securities were pledged as collateral for borrowed funds. In addition, securities with a carrying value of $6.7 million and $4.2 million, respectively, were pledged to secure public deposits at June 30, 2013 and December 31, 2012.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

As of June 30, 2013	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Residential mortgage backed securities and collateralized mortgage obligations	5,992	129	—	—	5,992	129
Collateralized debt obligations	—	—	3,709	1,041	3,709	1,041
Total available for sale	$5,992	$129	$3,709	$1,041	$9,701	$1,170

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2012	Less than 12 Months		12 Months or Greater		Total
Desriptin of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amoutns in thousands)
Available for sale:
Collateralized debt obligations	—	—	3,629	1,121	3,629	1,121
Total available for sale	$—	$—	$3,629	$1,121	$3,629	$1,121

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities relates to four securities. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2013.

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

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals. The analysis indicates that the

Company should expect to receive all contractual cash flows. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider these investments to be other than temporarily impaired at June 30, 2013.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
	2013	2012

	(Amounts in thousands)
Beginning balance	$1,219	$1,950
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(54)	(399)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,165	$1,551

	For the Three Months Ended June 30,
	2013	2012

	(Amounts in thousands)
Beginning balance	$1,165	$1,551
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	—	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,165	$1,551

There were no investment gains and losses recognized in income during the six month periods ended June 30, 2013 and 2012.

NOTE 4.  LOANS

The portfolio of loans outstanding consists of:

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Amounts in thousands)
Commercial and Industrial	$24,828	3.9%	$21,925	3.5%
Real Estate Construction:
Residential	7,726	1.2	7,331	1.2
Commercial	47,476	7.4	41,875	6.6
Real Estate Mortgage:
Commercial – Owner Occupied	156,992	24.4	157,616	25.0
Commercial – Non-owner Occupied	222,696	34.6	221,731	35.2
Residential – 1 to 4 Family	146,706	22.8	140,164	22.3
Residential – Multifamily	20,064	3.1	21,181	3.4
Consumer	17,536	2.6	17,889	2.8
Total Loans	$644,024	100.0%	$629,712	100.0%

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

With respect to construction loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are generally underwritten based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Consumer loans may carry a higher degree of repayment risk than residential mortgage loans. Repayment is typically dependent upon the borrower’s financial stability which is more likely to be adversely affected by job loss, illness, or personal bankruptcy. To monitor and manage consumer loan risk, policies and procedures have been developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. Historically the Company’s losses on consumer loans have been negligible.

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

Nonaccrual and Past Due Loans:  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when a loan is 90 days past due, unless the loan is well secured and in the process of collection, as required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans by class at June 30, 2013 and December 31, 2012 follows:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)

Commercial and Industrial	$—	$—	$130	$130	$24,698	$24,828
Real Estate Construction:
Residential	—	—	845	845	6,881	7,726
Commercial	—	—	12,961	12,961	34,515	47,476
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,058	1,058	155,934	156,992
Commercial – Non-owner Occupied	—	—	19,118	19,118	203,578	222,696
Residential – 1 to 4 Family	5,565	—	9,421	14,986	131,720	146,706
Residential – Multifamily	—	—	1,467	1,467	18,597	20,064
Consumer	58	—	252	310	17,226	17,536
Total Loans	$5,623	$—	$45,252	$50,875	$593,149	$644,024

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)

Commercial and Industrial	$—	$—	$248	$248	$21,677	$21,925
Real Estate Construction:
Residential	—	—	799	799	6,532	7,331
Commercial	—	—	12,958	12,958	28,917	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,218	1,218	156,398	157,616
Commercial – Non-owner Occupied	6,439	—	19,228	25,667	196,064	221,731
Residential – 1 to 4 Family	1,703	169	10,072	11,944	128,220	140,164
Residential – Multifamily	—	—	2,838	2,838	18,343	21,181
Consumer	71	49	188	308	17,581	17,889
Total Loans	$8,213	$218	$47,549	$55,980	$573,732	$629,712

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

Impaired loans at June 30, 2013 and December 31, 2012 are set forth in the following tables.

June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$75	$142	$—
Real Estate Construction:
Residential	187	661	—
Commercial	12,895	12,895	—
Real Estate Mortgage:
Commercial – Owner Occupied	718	718	—
Commercial – Non-owner Occupied	12,144	15,110	—
Residential – 1 to 4 Family	8,412	8,839	—
Residential – Multifamily	1,467	1,659	—
Consumer	252	252	—
	36,150	40,276	—

With an allowance recorded:
Commercial and Industrial	555	555	64
Real Estate Construction:
Residential	658	1,399	93
Commercial	1,947	2,005	90
Real Estate Mortgage:
Commercial – Owner Occupied	5,846	5,875	205
Commercial – Non-owner Occupied	36,766	36,815	2,480
Residential – 1 to 4 Family	3,450	3,671	343
Residential – Multifamily	373	373	6
Consumer	—	—	—
	49,595	50,693	3,281

Total:
Commercial and Industrial	630	697	64
Real Estate Construction:
Residential	845	2,060	93
Commercial	14,842	14,900	90
Real Estate Mortgage:
Commercial – Owner Occupied	6,564	6,593	205
Commercial – Non-owner Occupied	48,910	51,925	2,480
Residential – 1 to 4 Family	11,862	12,510	343
Residential – Multifamily	1,840	2,032	6
Consumer	252	252	—
	$85,745	$90,969	$3,281

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$248	$315	$—
Real Estate Construction:
Residential	800	2,126	—
Commercial	12,891	12,891	—
Real Estate Mortgage:
Commercial – Owner Occupied	876	1,031	—
Commercial – Non-owner Occupied	19,228	22,027	—
Residential – 1 to 4 Family	8,945	9,372	—
Residential – Multifamily	2,838	2,838	—
Consumer	188	188	—
	46,014	50,788	—

With an allowance recorded:
Commercial and Industrial	500	500	10
Real Estate Construction:
Residential	187	661	24
Commercial	1,988	2,045	96
Real Estate Mortgage:
Commercial – Owner Occupied	5,718	5,748	216
Commercial – Non-owner Occupied	29,187	29,187	1,053
Residential – 1 to 4 Family	3,605	4,290	301
Residential – Multifamily	377	377	6
Consumer	—	—	—
	41,562	42,808	1,706

Total:
Commercial and Industrial	748	815	10
Real Estate Construction:
Residential	987	2,787	24
Commercial	14,879	14,936	96
Real Estate Mortgage:
Commercial – Owner Occupied	6,594	6,779	216
Commercial – Non-owner Occupied	48,415	51,214	1,053
Residential – 1 to 4 Family	12,550	13,662	301
Residential – Multifamily	3,215	3,215	6
Consumer	188	188	—
	$87,576	$93,596	$1,706

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the six months and three months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$688	$13	$856	$11
Real Estate Construction:
Residential	736	—	3,658	45
Commercial	14,864	51	8,130	3
Real Estate Mortgage:
Commercial – Owner Occupied	6,550	131	8,547	136
Commercial – Non-owner Occupied	49,258	874	51,825	1,007
Residential – 1 to 4 Family	11,890	136	11,273	180
Residential – Multifamily	2,631	60	3,614	54
Consumer	252	3	210	2
Total	$86,869	$1,268	$88,113	$1,438

	Three Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$631	$4	$730	$11
Real Estate Construction:
Residential	769	—	5,180	27
Commercial	14,856	26	12,296	—
Real Estate Mortgage:
Commercial – Owner Occupied	6,564	69	8,087	103
Commercial – Non-owner Occupied	49,113	484	48,630	565
Residential – 1 to 4 Family	11,877	69	11,307	121
Residential – Multifamily	2,215	49	3,631	1
Consumer	252	1	190	1
Total	$86,277	$702	$90,051	$829

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

Performing TDRs (not reported as non-accrual loans) totaled $39.5 million and $40.0 million with related allowances of $1.4 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $23.6 million and $27.1 million with related allowances of $0 and $8,000 as of June 30, 2013 and December 31, 2012, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

The following tables detail loans modified during the six months and three months ended June 30, 2013 and 2012, including the number of modifications, the recorded investment both pre- and post-modification and the nature of the modifications made.

	Six Months Ended June 30,
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	—	$—	$—	2	$575	$575
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	1	408	408
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	1	3,148	3,148
Commercial – Non-owner Occupied	—	—	—	2	2,897	2,897
Residential – 1-4 Family	—	—	—	2	3,961	3,961
Residential – Multifamily	—	—	—	1	373	373
Consumer	—	—	—	—	—	—
Total	—	$—	$—	9	$11,362	$11,362

	Three Months Ended June 30,
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	—	$—	$—	2	$575	$575
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	1	408	408
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	1	3,148	3,148
Commercial – Non-owner Occupied	—	—	—	2	2,897	2,897
Residential – 1-4 Family	—	—	—	2	3,961	3,961
Residential – Multifamily	—	—	—	1	373	373
Consumer	—	—	—	—	—	—
Total	—	$—	$—	9	$11,362	$11,362

	Six Months Ended June 30,
	2013				2012
	Extension	Period of Interest Only	Interest Rate Reduction	Total	Extension	Period of Interest Only	Interest Rate Reduction	Total
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	$—	$—	$—	$—	$500	$—	$75	$575
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	408	408
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	3,148	—	—	3,148
Commercial – Non-owner Occupied	—	—	—	—	—	—	2,897	2,897
Residential – 1-4 Family	—	—	—	—	919	—	3,042	3,961
Residential – Multifamily	—	—	—	—	—	373	—	373
Consumer	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$4,567	$373	$6,422	$11,362

	Three Months Ended June 30,
	2013				2012
	Extension	Period of Interest Only	Interest Rate Reduction	Total	Extension	Period of Interest Only	Interest Rate Reduction	Total
	(Dollars in Thousands)
Troubled Debt Restructurings
Commercial and Industrial	$—	$—	$—	$—	$500	$—	$75	$575
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	408	408
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	3,148	—	—	3,148
Commercial – Non-owner Occupied	—	—	—	—	—	—	2,897	2,897
Residential – 1-4 Family	—	—	—	—	919	—	3,042	3,961
Residential – Multifamily	—	—	—	—	—	373	—	373
Consumer	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$4,567	$373	$6,422	$11,362

The following tables show loans that were modified and deemed TDRs that subsequently defaulted during the six months and three months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Amounts in thousands)

Commercial and Industrial	—	$—	1	$75
Real Estate Construction:
Residential	1	187	—	—
Commercial	—	—	2	920
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	—	—	1	1,217
Residential – 1-4 Family	—	—	1	209
Residential – Multifamily	—	—	1	1,971
Consumer	—	—	—	—
Total	1	$187	6	$4,392

	Three Months Ended June 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Amounts in thousands)

Commercial and Industrial	—	$—	1	$75
Real Estate Construction:
Residential	—	—	—	—
Commercial	—	—	2	920
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	—	—	—	—
Residential – 1-4 Family	—	—	—	—
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	3	$995

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

7.
Doubtful:  Assets which have all the weaknesses inherent in those assets classified #6 (Substandard) but the risks are more severe relative to financial deterioration in capital and/or asset value; accounting/evaluation techniques may be questionable and the overall possibility for collection in full is highly improbable. Borrowers in this category require constant monitoring, are considered work-out loans and present the potential for future loss to the Bank.

An analysis of the credit risk profile by internally assigned grades as of June 30, 2013 and December 31, 2012 is as follows:

At June 30, 2013	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$21,985	$1,941	$902	$—	$24,828
Real Estate Construction:
Residential	6,881	—	845	—	7,726
Commercial	26,142	—	21,334	—	47,476
Real Estate Mortgage:
Commercial – Owner Occupied	149,932	1,375	5,685	—	156,992
Commercial – Non-owner Occupied	176,086	11,925	34,685	—	222,696
Residential – 1 to 4 Family	133,577	2,240	10,889	—	146,706
Residential – Multifamily	17,144	1,080	1,840	—	20,064
Consumer	17,284	—	252	—	17,536
Total	$549,031	$18,561	$76,432	$—	$644,024

At December 31, 2012	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$18,926	$2,183	$816	$—	$21,925
Real Estate Construction:
Residential	6,345	—	986	—	7,331
Commercial	20,097	—	21,778	—	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	150,990	1,121	5,505	—	157,616
Commercial – Non-owner Occupied	173,606	11,399	36,726	—	221,731
Residential – 1 to 4 Family	126,167	2,263	11,734	—	140,164
Residential – Multifamily	16,863	1,103	3,215	—	21,181
Consumer	17,701	—	188	—	17,889
Total	$530,695	$18,069	$80,948	$—	$629,712

NOTE 5.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a grade of 6 or higher, the loan is analyzed to determine whether the loan is impaired and, if impaired, whether there is a need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, any collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.

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

An analysis of the allowance for loan losses for the six month and three month periods ended June 30, 2013 and 2012 is as follows:

Allowance for Loan Losses:	For the six months ended June 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$470	$—	$—	$105	$575
Real Estate Construction:
Residential	845	—	—	(272)	573
Commercial	1,115	—	—	271	1,386
Real Estate Mortgage:
Commercial – Owner Occupied	4,095	—	1	272	4,368
Commercial – Non-owner Occupied	7,379	—	—	1,192	8,571
Residential – 1 to 4 Family	4,384	(267)	197	231	4,545
Residential – Multifamily	312	—	—	4	316
Consumer	336	—	—	(4)	332
Unallocated	—	—	—	201	201
Total	$18,936	$(267)	$198	$2,000	$20,867

Allowance for Loan Losses:	For the six months ended June 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$451	$(66)	$—	$109	$494
Real Estate Construction:
Residential	2,613	(1,289)	37	(71)	1,290
Commercial	1,971	(311)	—	(179)	1,481
Real Estate Mortgage:
Commercial – Owner Occupied	2,714	(748)	—	1,555	3,521
Commercial – Non-owner Occupied	6,742	(2,938)	—	2,464	6,268
Residential – 1 to 4 Family	4,190	(350)	403	165	4,408
Residential – Multifamily	278	—	—	(10)	268
Consumer	148	(36)	—	66	178
Unallocated	216	—	—	201	417
Total	$19,323	$(5,738)	$440	$4,300	$18,325

Allowance for Loan Losses:	For the three months ended June 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$446	$—	$—	$129	$575
Real Estate Construction:
Residential	443	—	—	130	573
Commercial	1,291	—	—	95	1,386
Real Estate Mortgage:
Commercial – Owner Occupied	4,388	—	1	(21)	4,368
Commercial – Non-owner Occupied	7,413	—	—	1,158	8,571
Residential – 1 to 4 Family	4,504	—	5	36	4,545
Residential – Multifamily	326	—	—	(10)	316
Consumer	334	—	—	(2)	332
Unallocated	716	—	—	(515)	201
Total	$19,861	$—	$6	$1,000	$20,867

Allowance for Loan Losses:	For the three months ended June 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$441	$(66)	$—	$119	$494
Real Estate Construction:
Residential	1,923	(437)	—	(196)	1,290
Commercial	1,513	(311)	—	279	1,481
Real Estate Mortgage:
Commercial – Owner Occupied	2,833	2,108	—	(1,420)	3,521
Commercial – Non-owner Occupied	5,996	(2,865)	—	3,137	6,268
Residential – 1 to 4 Family	4,181	(78)	403	(98)	4,408
Residential – Multifamily	254	—	—	14	268
Consumer	182	(36)	—	32	178
Unallocated	234	—	—	183	417
Total	$17,557	$(1,685)	$403	$2,050	$18,325

Allowance for Loan Losses, at June 30, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$64	$511	$575
Real Estate Construction:
Residential	93	480	573
Commercial	90	1,296	1,386
Real Estate Mortgage:
Commercial – Owner Occupied	205	4,163	4,368
Commercial – Non-owner Occupied	2,480	6,091	8,571
Residential – 1 to 4 Family	343	4,202	4,545
Residential – Multifamily	6	310	316
Consumer	—	332	332
Unallocated	—	201	201
Total	$3,281	$17,586	$20,867

Allowance for Loan Losses, at December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$10	$460	$470
Real Estate Construction:
Residential	24	821	845
Commercial	96	1,019	1,115
Real Estate Mortgage:
Commercial – Owner Occupied	216	3,879	4,095
Commercial – Non-owner Occupied	1,053	6,326	7,379
Residential – 1 to 4 Family	301	4,083	4,384
Residential – Multifamily	6	306	312
Consumer	—	336	336
Unallocated	—	—	—
Total	$1,706	$17,230	$18,936

Loans, at June 30, 2013:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$630	$24,198	$24,828
Real Estate Construction:
Residential	845	6,881	7,726
Commercial	14,842	32,634	47,476
Real Estate Mortgage:
Commercial – Owner Occupied	6,564	150,428	156,992
Commercial – Non-owner Occupied	48,910	173,786	222,696
Residential – 1 to 4 Family	11,862	134,844	146,706
Residential – Multifamily	1,840	18,224	20,064
Consumer	252	17,284	17,536
Total	$85,745	$558,279	$644,024

Loans, at December 31, 2012:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$748	$21,177	$21,925
Real Estate Construction:
Residential	987	6,344	7,331
Commercial	14,879	26,996	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	6,594	151,022	157,616
Commercial – Non-owner Occupied	48,415	173,316	221,731
Residential – 1 to 4 Family	12,550	127,614	140,164
Residential – Multifamily	3,215	17,966	21,181
Consumer	188	17,701	17,889
Total	$87,576	$542,136	$629,712

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013
(Amounts in thousands except ratios)

Total Risk Based Capital	$108,089	16.48%	$52,458	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$99,736	15.21%	$26,229	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$99,736	13.48%	$29,602	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$105,640	16.25%	$51,998	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$97,382	14.98%	$25,999	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$97,382	12.60%	$30,917	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013
(Amounts in thousands except ratios)

Total Risk Based Capital	$107,912	16.46%	$52,458	8%	$65,573	10%
(to Risk Weighted Assets)

Tier 1 Capital	$99,559	15.18%	$26,229	4%	$39,344	6%
(to Risk Weighted Assets)

Tier 1 Capital	$99,559	13.45%	$29,602	4%	$37,002	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$105,714	16.26%	$51,998	8%	$64,998	10%
(to Risk Weighted Assets)

Tier 1 Capital	$97,456	14.99%	$25,999	4%	$38,999	6%
(to Risk Weighted Assets)

Tier 1 Capital	$97,456	12.61%	$30,917	4%	$38,646	5%
(to Average Assets)

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. One of the provisions resulting from the EESA was the Treasury Capital Purchase Program (CPP) which provided for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. This program was voluntary and required an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend rate of 9%, thereafter. The CPP also required the Treasury to receive a warrant to purchase shares of common stock equal to 15% of the capital invested by the U.S. Treasury. The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009. These proceeds were allocated between the preferred stock and the warrant based on relative fair value in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The allocation of proceeds resulted in a discount on the preferred stock that is being accreted over five years. The Company issued a warrant to purchase 329,757 shares of common stock to the U.S. Treasury and $930,000 of those proceeds was allocated to the warrant. The warrant was accounted for as equity securities. The warrant had a contractual life of 10 years and an exercise price of $6.12 per share of common stock. In November of 2012, the U.S. Treasury held an auction and sold its investment in the preferred stock to institutional investors. Restrictions related to the CPP have been lifted. In May of 2013, the U.S. Treasury held an auction to sell the warrant and the Company was the successful bidder thereby redeeming the outstanding warrant from the U.S. Treasury at a cost of $1.7 million.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Amounts in thousands)
Securities
Non-credit unrealized losses on securities with OTTI	$(484)	$(499)
Unrealized losses on securities without OTTI	(803)	(499)
Minimum pension liability	(144)	(244)
Tax impact	573	497
Other comprehensive income	$(858)	$(745)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Securities Available for Sale

As of June 30, 2013
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	507	—	507
Residential mortgage-backed securities	—	12,248	—	12,248
Collateralized mortgage-backed securities		738	—	738
Collateralized debt obligations	—	—	4,031	4,031
Total	$—	$13,500	$4,031	$17,531

As of December 31, 2012
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	1,524	—	1,524
Residential mortgage-backed securities	—	12,899	—	12,899
Collateralized mortgage-backed securities		968	6	974
Collateralized debt obligations	—	—	3,936	3,936
Total	$—	$15,398	$3,942	$19,340

For the six months ending June 30, 2013, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ending June 30:

	Securities Available for Sale
	2013	2012
	(Amounts in thousands)
Beginning balance at January 1,	$3,942	$4,122
Total net losses included in:
Net loss	—	—
Other comprehensive income (loss)	89	(88)
Settlements	—	—
Net transfers into Level 3	—	—
Ending balance	$4,031	$4,034

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
As of June 30, 2013
Collateral dependent impaired loans	$—	$—	$55,021	$55,021
OREO	—	—	23,669	23,669

As of December 31, 2012
Collateral dependent impaired loans	$—	$—	$56,620	$56,620
OREO	—	—	26,057	26,057

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $55.0 million and $56.6 million at June 30, 2013 and December 31, 2012 respectively, with a valuation allowance of $2.2 million and $547 thousand at June 30, 2013 and December 31, 2012, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

Loans (other than impaired): Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage and other consumer. Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and non-performing categories. The fair value of performing loans is calculated by discounting scheduled cash flows through their estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans (Level 2 inputs). The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2013 and December 31, 2012:

	Level In	June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
	(Amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$37,089	$37,089	$76,866	$76,866
Investment securities AFS	(1)	17,531	17,531	19,340	19,340
Investment securities HTM	Level 2	2,084	2,139	2,066	2,239
Restricted stock	Level 2	2,047	2,047	2,223	2,223
Loans held for sale	Level 2	698	698	495	495
Loans, net	(2)	623,157	631,434	610,776	632,723
Accrued interest receivable	Level 2	2,762	2,762	2,727	2,727

Financial Liabilities:
Demand and savings deposits	Level 2	$370,454	$370,454	$367,158	$367,158
Time deposits	Level 2	239,065	240,893	270,049	271,786
Borrowings	Level 2	38,768	34,930	43,851	42,849
Accrued interest payable	Level 2	475	475	537	537

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
	(Amount in thousands)
Income Taxes
Pre-tax Income	$7,182	$5,413	$3,568	$2,247
Income Tax Expense	2,810	1,529	1,397	257

For the six months ended June 30, 2013, the Company recorded a net tax expense of $2.8 million compared to a net tax expense of $1.5 million for the six months ended June 30, 2012. For the three months ended June 30, 2013, the Company recorded a net tax expense of $1.4 million compared to a net tax expense of $257 thousand for the three months ended June 30, 2012.

Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The lower level of income tax expense in the 2012 periods as compared to the comparable periods in 2013  is due to lower earnings and the change to an alternative tax methodology for bank owned life insurance (“BOLI”) income whereby it is treated on a tax free basis.

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the six month and three month periods ending June 30, 2013 and 2012.

	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands except share data)		(Amoutns in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$3,615	$3,132	1,732	1,596
Average common shares outstanding	5,944,915	5,916,502	5,962,623	5,917,118
Basic earnings per common share	$0.61	$0.53	0.29	0.27

Diluted earnings per common share
Net income available to common shareholders	$3,615	$3,132	1,732	1,596
Average common shares outstanding	5,944,915	5,916,502	5,962,623	5,917,118
Dilutive potential common shares	—	—	1,021	—
Total diluted average common shares outstanding	5,944,915	5,916,502	5,963,644	5,917,118
Diluted earnings per common share	$0.61	$0.53	0.29	0.27

For the six months ended June 30, 2013 and 2012, options to purchase 356,143 shares and 343,035 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

In May of 2013 the Company paid a 10% common stock dividend to shareholders. All weighted share information has been retroactively adjusted to give effect to this stock dividend for the periods presented.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2013 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

At June 30, 2013, the Company’s total assets decreased to $738.4 million from $770.5 million at December 31, 2012, a decrease of $32.1 million or 4.2%. The decrease was due to a decrease in cash.

Cash and cash equivalents decreased $39.8 million to $37.1 million at June 30, 2013 from $76.9 million at December 31, 2012 due to a planned payoff of certificates of deposit.

Total investment securities decreased to $19.6 million at June 30, 2013 ($17.5 million classified as available for sale or 89.4%) from $21.4 million at December 31, 2012, a decrease of $1.8 million or 8.4% due to principal payments on mortgage-backed securities.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months and the six months ended June 30, 2013, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $644.0 million at June 30, 2013 from $629.7 million at December 31, 2012, an increase of $14.3 million or 2.3%.

Delinquent loans totaled $50.9 million or 7.9% of total loans at June 30, 2013, a decrease of $5.1 million from December 31, 2012. Delinquent loan balances by number of days delinquent were: 30 to 89 days --- $5.6 million; 90 days and greater not accruing interest --- $45.3 million.

At June 30, 2013, the Company had $45.3 million in nonaccrual loans or 7.0% of total loans, a decrease from $47.5 million or 7.6% of total loans at December 31, 2012. The three largest relationships in nonperforming loans are a $7.7 million retail center construction loan, a $7.5 residential and commercial development loan, and a $6.4 million retail center construction loan.

The composition of nonaccrual loans as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(Amounts in thousands except ratios)
Commercial and Industrial	$130	$248
Real Estate Construction:
Residential	845	799
Commercial	12,961	12,958
Real Estate Mortgage:
Commercial – Owner Occupied	1,058	1,218
Commercial – Non-owner Occupied	19,118	19,228
Residential – 1 to 4 Family	9,421	10,072
Residential – Multifamily	1,467	2,838
Consumer	252	188
Total	$45,252	$47,549

Nonperforming loans to total loans	7.0%	7.6%

At June 30, 2013, the Company’s allowance for loan losses was $20.9 million, an increase of $1.9 million from December 31, 2012. The ratio of allowance for loan losses to total loans increased to 3.2% at June 30, 2013 from 3.0% at December 31, 2012. During the six month period ended June 30, 2013, the Company charged-off $69,000 in loans, net of recoveries. Specific allowances for loan losses have been established in the amount of $3.3 million on impaired loans totaling $85.7 million at June 30, 2013. We have provided for all losses that are both probable and reasonably estimable at June 30, 2013 and December 31, 2012. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these non-performing loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall. With all these measures in place our nonperforming assets have decreased from 9.6% of total assets at December 31, 2012 to 9.3% at June 30, 2013. See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at June 30, 2013 was $23.7 million, compared to $26.1 million at December 31, 2012 and $26.7 million at June 30, 2012, the largest being a condominium development valued at $12.7 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follow:

	For the Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Balance at beginning of period	$26,057	$19,410
Real estate acquired in settlement of loans	1,160	8,981
Sales of real estate	(3,157)	(1,246)
Loss on sale of real estate	(50)	(348)
Write-down of real estate carrying values	(404)	(277)
Capitalized improvements to real estate	63	207
Balance at end of period	$23,669	$26,727

At June 30, 2013, the Bank’s total deposits decreased to $609.5 million from $637.2 million at December 31, 2012, a decrease of $27.7 million or 4.3%. The decrease was the result of a planned runoff of higher priced certificates of deposits.

At June 30, 2013, total shareholders’ equity increased to $85.9 million from $83.6 million at December 31, 2012, an increase of $2.3 million, or 2.7% due to the retention of earnings from the period. In addition, during the second quarter, the Company redeemed the outstanding warrant that was issued to the U.S. Treasury in connection with TARP, reducing shareholders’ equity by $1.7 million.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General: Net income available to common shareholders for the six months ended June 30, 2013 was $3.6 million, compared to $3.1 million for the same period in 2012. The change was impacted by the following:

Interest Income:  Interest income decreased $1.2 million, or 6.5%, to $18.3 million for the six months ended June 30, 2013, from $19.5 million for the six months ended June 30, 2012. The decrease is attributable to lower yield on loans. Average loans for the six month period ended June 30, 2013 were $634.1 million compared to $617.4 million for the same period last year. The average yield on loans was 5.66% for the six months ended June 30, 2013 compared to 6.15% for the same period in 2012.

Interest Expense: Interest expense decreased $844,000 to $3.1 million for the six months ended June 30, 2013, from $3.9 million for the six months ended June 30, 2012. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and the drop in the average deposit balances. The average rate paid on deposits for the six month period ended June 30, 2013 was 0.90% compared to 1.13% for the same period last year.

Net Interest Income:  Net interest income decreased $419,000 to $15.2 million for the six months ended June 30, 2013, as compared to the same period last year. We experienced an increase in our net interest rate spread of seven basis points, to 4.18% for the six months ended June 30, 2013, from 4.11% for the same period last year. Our net interest margin increased six basis points to 4.29% for the six months ended June 30, 2013, from 4.23% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $2.0 million for the six months ended June 30, 2013, a decrease of $2.3 million from the same period last year. The decline in the provision for loan losses correlates to the recent stabilization of the loan portfolio, modest charge-offs during the last six months and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $2.0 million for the six months ended June 30, 2013, compared to $1.6 million for the same period last year. The increase was primarily attributable to a decreased level of OREO losses of $170,000, a higher gain on the sale of SBA loans of $111,000 and an increase in loan fees of $164,000.

Non-interest Expense:  Non-interest expense increased $458,000 to $8.0 million for the six months ended June 30, 2013, from $7.5 million for the six months ended June 30, 2012. The increase was primarily due to an increase in compensation and benefits of $530,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes:  The Company recorded income tax expense of $2.8 million, on income before taxes of $7.2 million for the six months ended June 30, 2013, resulting in an effective tax rate of 39.1%, compared to income tax expense of $1.5 million on income before taxes of $5.4 million for the same period in 2012, resulting in an effective tax rate of 28.2%. The increase in income tax expense is due to the increase in pre-tax income in the 2013 period.

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$634,111	$17,811	5.66%	$617,360	$18,871	6.15%
Investment securities	23,278	383	3.32%	25,793	540	4.21%
Federal funds sold and cash equivalents	56,306	73	0.26%	98,248	119	0.24%
Total interest-earning assets	713,695	$18,267	5.16%	741,401	$19,530	5.30%

Other assets	61,565			55,650
Allowance for loan losses	(19,979)			(18,867)
Total assets	$755,281			$778,184

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$23,154	$65	0.57%	$18,549	$68	0.74%
Money markets	84,748	292	0.69%	96,348	414	0.86%
Savings	230,871	838	0.73%	218,335	1,060	0.98%
Time deposits	238,803	1,375	1.16%	259,035	1,775	1.38%
Brokered certificates of deposit	16,272	94	1.16%	24,131	142	1.18%
Total interest-bearing deposits	593,848	2,664	0.90%	616,398	3,459	1.13%
Borrowings	42,282	426	2.03%	48,470	475	1.97%
Total interest-bearing liabilities	636,130	$3,090	0.98%	664,868	$3,934	1.19%

Non-interest bearing deposits	29,244			29,677
Other liabilities	4,339			4,355
Total liabilities	669,713			698,900
Shareholders’ equity	85,568			79,284
Total liabilities and shareholders’ equity	$755,281			$778,184
Net interest income		$15,177			$15,596
Interest rate spread			4.18%			4.11%
Net interest margin			4.29%			4.23%

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General: Net income available to common shareholders for the three months ended June 30, 2013 was $1.7 million, compared to $1.6 million for the same period in 2012. The change was impacted by the following:

Interest Income:  Interest income decreased $699,000, or 7.2%, to $9.0 million for the three months ended June 30, 2013, from $9.7 million for the three months ended June 30, 2012. The decrease is attributable to lower yield on loans. Average loans for the three month period ended June 30, 2013 were $637.2 million compared to $614.8 million for the same period last year. The average yield on loans was 5.52% for the three months ended June 30, 2013 compared to 6.12% for the same period in 2012.

Interest Expense: Interest expense decreased $427,000 to $1.5 million for the three months ended June 30, 2013, from $1.9 million for the three months ended June 30, 2012. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and the drop in the average deposit balances. The average rate paid on deposits for the three month period ended June 30, 2013 was 0.88% compared to 1.09% for the same period last year.

Net Interest Income:  Net interest income decreased $272,000 to $7.5 million for the three months ended June 30, 2013, as compared to $7.8 million for the same period last year. We experienced an increase in our net interest rate spread of six basis points, to 4.15% for the three months ended June 30, 2013, from 4.09% for the same period last year. Our net interest margin increased five basis points to 4.26% for the three months ended June 30, 2013, from 4.21% for the same period last year.

Provision for Loan Losses:  We recorded a provision for loan losses of $1.0 million for the three months ended June 30, 2013, a decrease of $1.1 million from the same period last year. The decline in the provision for losses correlates to the recent stabilization of the loan portfolio, modest charge-offs during the last three months and management’s analysis of non-performing loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income:  Non-interest income was $1.3 million for the three months ended June 30, 2013, compared to $531,000 for the same period last year. The increase was primarily attributable to lower OREO losses of $446,000 and a higher gain on the sale of SBA loans of $214,000.

Non-interest Expense:  Non-interest expense increased $237,000 to $4.2 million for the three months ended June 30, 2013, from $4.0 million for the three months ended June 30, 2012. The increase was primarily due to an increase in compensation and benefits of $314,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes:  The Company recorded income tax expense of $1.4 million, on income before taxes of $3.6 million for the three months ended June 30, 2013, resulting in an effective tax rate of 39.2%, compared to income tax expense of $257,000 on income before taxes of $2.2 million for the same period of 2012, resulting in an effective tax rate of 11.4%. The increase in income tax expense is due to a change in tax treatment for bank owned life insurance (“BOLI”) income recorded during the 2012 quarter.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$637,204	$8,765	5.52%	$614,771	$9,358	6.12%
Investment securities	22,606	179	3.18%	24,894	252	4.07%
Federal funds sold and cash equivalents	45,297	33	0.29%	101,204	66	0.26%
Total interest-earning assets	705,107	$8,977	5.11%	740,869	$9,676	5.25%

Other assets	60,943			57,452
Allowance for loan losses	(20,377)			(17,725)
Total assets	$745,673			$780,596

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$23,196	$31	0.54%	$19,009	$34	0.72%
Money markets	84,150	147	0.70%	97,884	202	0.83%
Savings	231,974	423	0.73%	221,936	514	0.93%
Time deposits	232,642	651	1.12%	259,914	868	1.34%
Brokered certificates of deposit	12,793	37	1.16%	23,889	69	1.16%
Total interest-bearing deposits	584,755	1,289	0.88%	622,632	1,687	1.09%
Borrowings	40,757	204	2.01%	43,945	233	2.13%
Total interest-bearing liabilities	625,512	1,493	0.96%	666,577	1,920	1.16%

Non-interest bearing deposits	29,646			29,444
Other liabilities	4,449			4,733
Total liabilities	659,607			700,754
Shareholders’ equity	86,066			79,842
Total liabilities and shareholders’ equity	$745,673			$780,596
Net interest income		$7,484			$7,756
Interest rate spread			4.15%			4.09%
Net interest margin			4.26%			4.21%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 105.7% and 98.8% at June 30, 2013 and December 31, 2012, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six month period ended June 30, 2013. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2013, the Company maintained lines of credit with the FHLB of $95.8 million, of which $20.4 million was outstanding at June 30, 2013.

As of June 30, 2013, the Company's investment securities portfolio included $12.1 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At June 30, 2013, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date: August 14, 2013	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)