Form 10-Q
period 2013-09-30
PARKE BANCORP, INC.
filed 2013-11-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013.
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

Yes [  ]                No [X]

As of November 14, 2013, there were issued and outstanding 5,982,810 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	September 30,	December 31,
	2013	2012
Assets
Cash and due from financial institutions	$3,040	$2,601
Federal funds sold and cash equivalents	18,526	74,265
Cash and cash equivalents	21,566	76,866
Investment securities available for sale, at fair value	16,573	19,340
Investment securities held to maturity (fair value of $2,144 at September 30, 2013 and $2,239 at December 31, 2012)	2,093	2,066
Total investment securities	18,666	21,406
Loans held for sale	3,443	495
Loans, net of unearned income	660,670	629,712
Less: Allowance for loan losses	(19,680)	(18,936)
Net loans	640,990	610,776
Accrued interest receivable	2,596	2,727
Premises and equipment, net	3,945	3,989
Other real estate owned (OREO)	27,871	26,057
Restricted stock, at cost	2,495	2,223
Bank owned life insurance (BOLI)	11,024	10,743
Deferred tax asset	4,812	4,696
Other assets	9,721	10,499
Total Assets	$747,129	$770,477

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$31,308	$30,342
Interest-bearing deposits	580,108	606,865
Total deposits	611,416	637,207
FHLBNY borrowings	30,322	20,448
Other borrowed funds	—	10,000
Subordinated debentures	13,403	13,403
Accrued interest payable	422	537
Other liabilities	4,875	5,339
Total liabilities	660,438	686,934
Equity
Preferred stock, cumulative perpetual, $1,000 liquidation value; authorized 1,000,000 shares; Issued: 16,288 shares at September 30, 2013 and December 31, 2012	16,228	16,065
Common stock, $.10 par value; authorized 10,000,000 shares; Issued 6,193,710 shares at September 30, 2013 and 5,594,793 shares at December 31, 2012	619	560
Additional paid-in capital	52,665	48,869
Retained earnings	21,233	21,068
Accumulated other comprehensive loss	(818)	(745)
Treasury stock, 210,900 shares at September 30, 2013 and December 31, 2012, at cost	(2,180)	(2,180)
Total shareholders’ equity	87,747	83,637
Noncontrolling interest in consolidated subsidiaries	(1,056)	(94)
Total equity	86,691	83,543
Total liabilities and equity	$747,129	$770,477

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
	(in thousands except share data)		(in thousands except share data)
Interest income:
Interest and fees on loans	$26,632	$27,637	$8,821	$8,766
Interest and dividends on investments	551	800	168	259
Interest on federal funds sold and cash equivalents	92	178	19	59
Total interest income	27,275	28,615	9,008	9,084
Interest expense:
Interest on deposits	3,849	5,011	1,184	1,552
Interest on borrowings	582	709	156	234
Total interest expense	4,431	5,720	1,340	1,786
Net interest income	22,844	22,895	7,668	7,298
Provision for loan losses	2,200	5,800	200	1,500
Net interest income after provision for loan losses	20,644	17,095	7,468	5,798
Noninterest income:
Gain on sale of SBA loans	2,225	2,057	757	700
Loan fees	523	251	200	91
Net income from BOLI	281	138	95	47
Service fees on deposit accounts	188	166	73	62
Loss on sale and write-down of real estate owned	(508)	(757)	(53)	(132)
Other	710	712	387	184
Total noninterest income	3,419	2,567	1,459	952
Noninterest expense:
Compensation and benefits	5,035	4,267	1,653	1,415
Professional services	1,211	1,065	456	288
Occupancy and equipment	770	776	287	244
Data processing	363	307	120	103
FDIC insurance	801	824	257	278
OREO expense	2,807	1,025	2,019	339
Other operating expense	2,374	2,704	615	803
Total noninterest expense	13,361	10,968	5,407	3,470
Income before income tax expense	10,702	8,694	3,520	3,280
Income tax expense	4,187	2,895	1,377	1,365
Net income attributable to Company and noncontrolling interest	6,515	5,799	2,143	1,915
Net income attributable to noncontrolling interest	(358)	(442)	(110)	(194)
Net income attributable to Company	6,157	5,357	2,033	1,721
Preferred stock dividend and discount accretion	773	758	263	253
Net income available to common shareholders	$5,384	$4,599	$1,770	$1,468

Earnings per common share:
Basic	$0.90	$0.78	$0.30	$0.25
Diluted	$0.90	$0.78	$0.30	$0.25
Weighted average shares outstanding:
Basic	5,957,685	5,919,429	5,982,810	5,925,219
Diluted	5,958,801	5,919,429	5,989,183	5,925,219
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income attributable to Company	$6,157	$5,357	$2,033	$1,721
Unrealized (losses) gains on securities:
Non-credit related unrealized gains (losses) on securities with OTTI	34	20	19	(12)
Unrealized losses on securities without OTTI	(329)	(46)	(25)	(96)
Tax Impact	118	10	3	43
Total unrealized losses on securities	(177)	(16)	(3)	(65)
Gross pension liability adjustments	172	18	72	10
Tax Impact	(68)	(7)	(29)	(3)
Total pension liability adjustment	104	11	43	7
Total other comprehensive (loss) income	(73)	(5)	40	(58)
Total comprehensive income	$6,084	$5,352	$2,073	$1,663
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2012	$16,065	5,594,793	$560	$48,869	$21,068	$(745)	$(2,180)	$83,637	$(94)	$83,543
Capital withdrawals by noncontrolling interest									(1,320)	(1,320)
Stock options exercised		57,591	6	284				290		290
Redemption of Warrant				(930)	(720)			(1,650)		(1,650)
10% common stock dividend		541,326	53	4,442	(4,497)			(2)		(2)
Net income					6,157			6,157	358	6,515
Changes in other comprehensive income						(73)		(73)		(73)
Dividend on preferred stock (5% annually)					(612)			(612)		(612)
Accretion of discount on preferred stock	163				(163)			—		—
Balance, September 30, 2013	$16,228	6,193,710	$619	$52,665	$21,233	$(818)	$(2,180)	$87,747	$(1,056)	$86,691
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2013	2012
	(Amounts in thousands)
Cash Flows from Operating Activities
Net income	$6,515	$5,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	267
Provision for loan losses	2,200	5,800
Provision for OREO	1,200	—
Bank owned life insurance	(281)	(138)
Supplemental executive retirement plan expense	17	102
Gain on sale of SBA loans	(2,225)	(2,057)
SBA loans originated for sale	(20,822)	(18,679)
Proceeds from sale of SBA loans originated for sale	20,122	19,210
Loss on sale & write down of other real estate owned	507	895
Net accretion of purchase premiums and discounts on securities	30	(10)
Deferred income tax benefit	(117)	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	910	(448)
(Decrease) increase in accrued interest payable and other accrued liabilities	(493)	316
Net cash provided by operating activities	7,816	11,057
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(2,022)	(4,148)
(Purchases) redemptions of restricted stock	(272)	1,340
Proceeds from sale and call of securities available for sale	1,000	—
Proceeds from maturities and principal payments on mortgage backed securities	3,434	5,039
Proceeds from sale of other real estate owned	3,572	1,331
Advances on other real estate owned	(168)	(227)
Net (increase) decrease in loans	(39,339)	3,230
Purchases of bank premises and equipment	(110)	(217)
Net cash (used in) provided by investing activities	(33,905)	6,348
Cash Flows from Financing Activities
Payment of dividend on preferred stock	(612)	(610)
Cash payment of fractional shares on 10% stock dividend	(2)	(1)
Minority interest capital withdrawal, net	(1,320)	(900)
Proceeds from exercise of stock options	290	35
Redemption payment for TARP Warrant	(1,650)	—
Net increase (decrease) in FHLBNY and short term borrowings	9,874	(30,119)
Net decrease in other borrowed funds	(10,000)	—
Net increase (decrease) in noninterest-bearing deposits	966	(2,754)
Net (decrease) increase in interest-bearing deposits	(26,757)	7,599
Net cash used in financing activities	(29,211)	(26,750)
Decrease in cash and cash equivalents	(55,300)	(9,345)
Cash and Cash Equivalents, January 1,	76,866	110,228
Cash and Cash Equivalents, September 30,	$21,566	$100,883
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$4,546	$5,707
Income taxes	$3,908	$4,015
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$6,925	$10,691

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION

Parke Bancorp, Inc. ("Parke Bancorp” or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank").

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance (the “Department”) and insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through branches in Galloway Township, Northfield and Washington Township, New Jersey and Philadelphia, Pennsylvania.

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

The FDIC and the Department Consent Orders: On April 9, 2012, the Bank entered into Consent Orders with the FDIC and the Department. Under the Consent Orders, the terms of which are substantially identical, the Bank is required, among other things, subject to review and approval by the FDIC and the Department: (i) to adopt and implement a plan to reduce the Bank’s position in delinquent or classified assets; (ii) to adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio and the identification of problem credits; (iii) to review and revise the Bank’s loan policies and procedures to address identified lending deficiencies; and (iv) to adopt and implement a plan to reduce and manage each of the concentrations of credit identified by the FDIC and the Department.

The Consent Orders also require the Bank to obtain the prior approval of the FDIC and the Department before declaring or paying any dividend or appointing or changing the title or responsibilities of any director or senior executive officer. Additional regulatory provisions require FDIC prior approval before the Bank enters into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment. The Bank believes it is in substantial compliance with the terms of the Consent Orders.

Federal Reserve Bank Memorandum of Understanding: On December 18, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”). Pursuant to the terms of the MOU, the Company must: (i) submit an updated comprehensive capital plan to address the Bank’s long-term capital needs and the repayment of the Series A Preferred Stock; (ii) not pay any common stock dividend or pay interest on our outstanding trust preferred securities without prior Federal Reserve Bank approval if the Bank is less than well capitalized or the payment would cause it to be less than well capitalized; (iii) not redeem any securities without prior Federal Reserve Bank approval or incur any debt with a maturity greater than one year; and (iv) submit various budget and cash flow projections and other reports. The Company believes it is in substantial compliance with the terms of the MOU.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the nine months and three months ended September 30, 2013 and 2012 are unaudited. The balance sheet as of December 31, 2012, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for the full year.

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

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Bank is currently evaluating the impact of these amendments.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2013 and December 31, 2012:

As of September 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	500	7	—	—	507
Residential mortgage-backed securities	11,182	315	116	—	11,381
Collateralized mortgage obligations	621	32	—	—	653
Collateralized debt obligations	5,556	—	1,066	465	4,025
Total available for sale	$17,866	$354	$1,182	$465	$16,573

Held to maturity:
States and political subdivisions	$2,093	$51	$—	$—	$2,144

As of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(Amounts in thousands)

U.S. Government sponsored entities	$7	$—	$—	$—	$7
Corporate debt obligations	1,500	24	—	—	1,524
Residential mortgage-backed securities	12,359	540	—	—	12,899
Collateralized mortgage obligations	916	58	—	—	974
Collateralized debt obligations	5,556	—	1,121	499	3,936
Total available for sale	$20,338	$622	$1,121	$499	$19,340

Held to maturity:
States and political subdivisions	$2,066	$173	$—	$—	$2,239

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2013 are as follows:

	Amortized Cost	Fair Value
	(Amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	6,062	4,539
Residential mortgage-backed securities and collateralized mortgage obligations	11,804	12,034
Total available for sale	$17,866	$16,573

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,093	2,144
Total held to maturity	$2,093	$2,144

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

As of September 30, 2013, there were no securities pledged as collateral for borrowed funds. As of December 31, 2012, $10.3 million of investment securities were pledged as collateral for borrowed funds. In addition, securities with a carrying value of $6.3 million and $4.2 million were pledged to secure public deposits at September 30, 2013 and December 31, 2012, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

As of September 30, 2013	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Residential mortgage backed securities and collateralized mortgage obligations	4,770	116	—	—	4,770	116
Collateralized debt obligations	—	—	3,684	1,066	3,684	1,066
Total available for sale	$4,770	$116	$3,684	$1,066	$8,454	$1,182

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

As of December 31, 2012	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Available for sale:
Collateralized debt obligations	—	—	3,629	1,121	3,629	1,121
Total available for sale	$—	$—	$3,629	$1,121	$3,629	$1,121

Held to maturity:
States and political subdivisions	$—	$—	$—	$—	$—	$—

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities relates to four securities. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2013.

Collateralized Debt Obligations: The Company’s unrealized loss on investments in collateralized debt obligations (“CDOs”) relates to three securities issued by financial institutions, totaling $3.7 million. CDOs are pooled securities primarily secured by trust preferred securities (“TruPS”), subordinated debt and surplus notes issued by small and mid-sized banks and insurance companies. These securities are generally floating rate instruments with 30-year maturities, and are callable at par by the issuer after five years. The economic downturn and continued uncertainty in the economy amid a slow and inconsistent recovery has had a significant adverse impact on the financial services industry; consequently, TruPS CDOs do not have an active trading market. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

Cash flows were developed based on the estimated speeds at which the TruPS are expected to prepay (a range of 1% to 2%), the estimated rates at which the TruPS are expected to defer payments, the estimated rates at which the TruPS are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default (95%). TruPS generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new TruPS issuances and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for conditional default rates (“CDR”) are based on the payment characteristics of the TruPS themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the TruPS issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate. The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 400 to 959 basis points). The fair value for previous reporting periods was based on indicative market bids and resulted in much lower values due to the inactive trading market.

The underlying issuers have been analyzed, and projections have been made regarding the future performance, considering factors including defaults and interest deferrals. The analysis indicates that the

Company should expect to receive all contractual cash flows. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, it does not consider these investments to be other than temporarily impaired at September 30, 2013.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012

	(Amounts in thousands)
Beginning balance	$1,219	$1,950
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	(54)	(731)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,165	$1,219

	For the Three Months Ended September 30,
	2013	2012

	(Amounts in thousands)
Beginning balance	$1,165	$1,551
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	—	(332)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$1,165	$1,219

There were no investment gains and losses recognized in income during the nine month periods ended September 30, 2013 and 2012.

NOTE 4.  LOANS

The portfolio of loans outstanding consists of:

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(Amounts in thousands)
Commercial and Industrial	$25,190	3.8%	$21,925	3.5%
Real Estate Construction:
Residential	8,097	1.2	7,331	1.2
Commercial	47,357	7.2	41,875	6.6
Real Estate Mortgage:
Commercial – Owner Occupied	170,575	25.8	157,616	25.0
Commercial – Non-owner Occupied	217,421	32.9	221,731	35.2
Residential – 1 to 4 Family	153,224	23.2	140,164	22.3
Residential – Multifamily	21,011	3.2	21,181	3.4
Consumer	17,795	2.7	17,889	2.8
Total Loans	$660,670	100.0%	$629,712	100.0%

Loan Origination/Risk Management: In the normal course of business the Company is exposed to a variety of operational, reputational, legal, regulatory, and credit risks that could adversely affect our financial performance. Most of our asset risk is primarily tied to credit (lending) risk. The Company has lending policies, guidelines and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Board of Directors reviews and approves these policies, guidelines and procedures. When we originate a loan we make certain subjective judgments about the borrower’s ability to meet the loan’s terms and conditions. We also make objective and subjective value assessments on the assets we finance. The borrower’s ability to repay can be adversely affected by economic changes. Likewise, changes in market conditions and other external factors can affect asset valuations. The Company actively monitors the quality of its loan portfolio. A reporting system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, troubled debt restructures, nonperforming and potential problem loans. Diversification in the loan portfolio is another means of managing risk associated with fluctuations in economic conditions.

With respect to construction loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

An age analysis of past due loans by class at September 30, 2013 and December 31, 2012 follows:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(Amounts in thousands)

Commercial and Industrial	$—	$—	$130	$130	$25,060	$25,190
Real Estate Construction:
Residential	—	—	972	972	7,125	8,097
Commercial	—	—	12,941	12,941	34,416	47,357
Real Estate Mortgage:
Commercial – Owner Occupied	1,631	—	1,047	2,678	167,897	170,575
Commercial – Non-owner Occupied	—	—	11,896	11,896	205,525	217,421
Residential – 1 to 4 Family	1,054	—	13,380	14,434	138,790	153,224
Residential – Multifamily	—	—	482	482	20,529	21,011
Consumer	137	—	252	389	17,406	17,795
Total Loans	$2,822	$—	$41,100	$43,922	$616,748	$660,670

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans

Commercial and Industrial	$—	$—	$248	$248	$21,677	$21,925
Real Estate Construction:
Residential	—	—	799	799	6,532	7,331
Commercial	—	—	12,958	12,958	28,917	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,218	1,218	156,398	157,616
Commercial – Non-owner Occupied	6,439	—	19,228	25,667	196,064	221,731
Residential – 1 to 4 Family	1,703	169	10,072	11,944	128,220	140,164
Residential – Multifamily	—	—	2,838	2,838	18,343	21,181
Consumer	71	49	188	308	17,581	17,889
Total Loans	$8,213	$218	$47,549	$55,980	$573,732	$629,712

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

Impaired loans at September 30, 2013 and December 31, 2012 are set forth in the following tables.

September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$74	$141	$—
Real Estate Construction:
Residential	—	—	—
Commercial	12,875	12,875	—
Real Estate Mortgage:
Commercial – Owner Occupied	648	648	—
Commercial – Non-owner Occupied	11,647	16,079	—
Residential – 1 to 4 Family	11,464	11,709	—
Residential – Multifamily	482	685	—
Consumer	115	115	—
	37,305	42,252	—

With an allowance recorded:
Commercial and Industrial	555	555	64
Real Estate Construction:
Residential	972	2,187	238
Commercial	1,920	1,977	93
Real Estate Mortgage:
Commercial – Owner Occupied	5,832	5,862	215
Commercial – Non-owner Occupied	28,855	28,854	1,082
Residential – 1 to 4 Family	4,340	4,767	454
Residential – Multifamily	371	371	6
Consumer	137	137	68
	42,982	44,710	2,220

Total:
Commercial and Industrial	629	696	64
Real Estate Construction:
Residential	972	2,187	238
Commercial	14,795	14,852	91
Real Estate Mortgage:
Commercial – Owner Occupied	6,480	6,510	212
Commercial – Non-owner Occupied	40,502	44,933	1,073
Residential – 1 to 4 Family	15,804	16,476	455
Residential – Multifamily	853	1,056	6
Consumer	252	252	68
	$80,287	$86,962	$2,207

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$248	$315	$—
Real Estate Construction:
Residential	800	2,126	—
Commercial	12,891	12,891	—
Real Estate Mortgage:
Commercial – Owner Occupied	876	1,031	—
Commercial – Non-owner Occupied	19,228	22,027	—
Residential – 1 to 4 Family	8,945	9,372	—
Residential – Multifamily	2,838	2,838	—
Consumer	188	188	—
	46,014	50,788	—

With an allowance recorded:
Commercial and Industrial	500	500	10
Real Estate Construction:
Residential	187	661	24
Commercial	1,988	2,045	96
Real Estate Mortgage:
Commercial – Owner Occupied	5,718	5,748	216
Commercial – Non-owner Occupied	29,187	29,187	1,053
Residential – 1 to 4 Family	3,605	4,290	301
Residential – Multifamily	377	377	6
Consumer	—	—	—
	41,562	42,808	1,706

Total:
Commercial and Industrial	748	815	10
Real Estate Construction:
Residential	987	2,787	24
Commercial	14,879	14,936	96
Real Estate Mortgage:
Commercial – Owner Occupied	6,594	6,779	216
Commercial – Non-owner Occupied	48,415	51,214	1,053
Residential – 1 to 4 Family	12,550	13,662	301
Residential – Multifamily	3,215	3,215	6
Consumer	188	188	—
	$87,576	$93,596	$1,706

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the nine months and three months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$691	$17	$850	$17
Real Estate Construction:
Residential	1,099	—	2,126	47
Commercial	14,846	76	14,947	196
Real Estate Mortgage:
Commercial – Owner Occupied	6,540	198	6,751	176
Commercial – Non-owner Occupied	47,960	1,314	52,619	1,469
Residential – 1 to 4 Family	16,265	303	13,877	370
Residential – Multifamily	2,237	77	3,604	60
Consumer	252	3	310	6
Total	$89,890	$1,988	$95,084	$2,341

	Three Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Amounts in thousands)
Commercial and Industrial	$663	$4	$806	$6
Real Estate Construction:
Residential	1,516	—	1,497	15
Commercial	14,837	25	14,931	36
Real Estate Mortgage:
Commercial – Owner Occupied	6,536	67	6,652	59
Commercial – Non-owner Occupied	46,778	441	51,475	408
Residential – 1 to 4 Family	16,316	60	13,556	85
Residential – Multifamily	1,448	17	3,559	6
Consumer	252	—	291	1
Total	$88,346	$614	$92,767	$616

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

Performing TDRs (not reported as non-accrual loans) totaled $39.2 million and $40.0 million with related allowances of $1.4 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively. Nonperforming TDRs totaled $21.6 million and $27.1 million with related allowances of $136,000 and $8,000 as of September 30, 2013 and December 31, 2012, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

The following tables detail loans modified during the nine months and three months ended September 30, 2013 and 2012, including the number of modifications, the recorded investment both pre- and post-modification and the nature of the modifications made.

	Nine Months Ended September 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	—	$—	$—	2	$750	$750
Construction:
Residential	—	—	—	1	415	415
Commercial	—	—	—	11	9,938	9,938
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	1	3,220	3,220
Commercial – Non-owner Occupied	—	—	—	3	4,067	4,067
Residential – 1-4 Family	—	—	—	3	4,168	4,168
Residential – Multifamily	—	—	—	1	380	380
Consumer	—	—	—	—	—	—
Total	—	$—	$—	22	$22,938	$22,938

	Three Months Ended September 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	—	$—	$—	—	$—	$—
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	11	9,938	9,938
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	—	—
Commercial – Non-owner Occupied	—	—	—	1	1,148	1,148
Residential – 1-4 Family	—	—	—	1	203	203
Residential – Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	13	$11,289	$11,289

	Nine Months Ended September 30,
	2013				2012
	Extension	Period of Interest Only	Interest Rate Reduction	Total	Extension	Period of Interest Only	Interest Rate Reduction	Total
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	$—	$—	$—	$—	$500	$—	$250	$750
Construction:
Residential	—	—	—	—	—	—	415	415
Commercial	—	—	—	—	8,008	—	1,930	9,938
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	3,220	—	—	3,220
Commercial – Non-owner Occupied	—	—	—	—	1,156	—	2,911	4,067
Residential – 1-4 Family	—	—	—	—	924	—	3,244	4,168
Residential – Multifamily	—	—	—	—	—	380	—	380
Consumer	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$13,808	$380	$8,750	$22,938

	Three Months Ended September 30,
	2013				2012
	Extension	Period of Interest Only	Interest Rate Reduction	Total	Extension	Period of Interest Only	Interest Rate Reduction	Total
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	$—	$—	$—	$—	$—	$—	$—	$—
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	8,008	—	1,930	9,938
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	—	—	—	—
Commercial – Non-owner Occupied	—	—	—	—	1,148	—	—	1,148
Residential – 1-4 Family	—	—	—	—	—	—	203	203
Residential – Multifamily	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$9,156	$—	$2,133	$11,289

The following tables show loans that were modified and deemed TDRs that subsequently defaulted during the nine months and three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Amounts in thousands)

Commercial and Industrial	—	$—	1	$603
Real Estate Construction:
Residential	1	187	1	1,004
Commercial	—	—	10	8,508
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	—	—	3	4,779
Residential – 1-4 Family	—	—	4	978
Residential – Multifamily	—	—	1	3,267
Consumer	—	—	—	—
Total	1	$187	20	$19,139

	Three Months Ended September 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Amounts in thousands)

Commercial and Industrial	—	$—	—	$—
Real Estate Construction:
Residential	—	—	—	—
Commercial	—	—	9	8,008
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	—	—	1	1,156
Residential – 1-4 Family	—	—	1	202
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	11	$9,366

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2013 and December 31, 2012 is as follows:

At September 30, 2013	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$22,367	$1,928	$895	$—	$25,190
Real Estate Construction:
Residential	7,125	—	972	—	8,097
Commercial	26,070	—	21,287	—	47,357
Real Estate Mortgage:
Commercial – Owner Occupied	163,603	1,363	5,609	—	170,575
Commercial – Non-owner Occupied	185,339	11,850	20,232	—	217,421
Residential – 1 to 4 Family	136,155	2,229	14,840	—	153,224
Residential – Multifamily	19,091	1,067	853	—	21,011
Consumer	17,543	—	252	—	17,795
Total	$577,293	$18,437	$64,940	$—	$660,670

At December 31, 2012	Pass	OAEM	Substandard	Doubtful	Total
	(Amounts in thousands)
Commercial and Industrial	$18,926	$2,183	$816	$—	$21,925
Real Estate Construction:
Residential	6,345	—	986	—	7,331
Commercial	20,097	—	21,778	—	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	150,990	1,121	5,505	—	157,616
Commercial – Non-owner Occupied	173,606	11,399	36,726	—	221,731
Residential – 1 to 4 Family	126,167	2,263	11,734	—	140,164
Residential – Multifamily	16,863	1,103	3,215	—	21,181
Consumer	17,701	—	188	—	17,889
Total	$530,695	$18,069	$80,948	$—	$629,712

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

An analysis of the allowance for loan losses for the nine month and three month periods ended September 30, 2013 and 2012 is as follows:

Allowance for Loan Losses:	For the nine months ended September 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$470	$—	$—	$110	$580
Real Estate Construction:
Residential	845	—	—	(64)	781
Commercial	1,115	—	—	98	1,213
Real Estate Mortgage:
Commercial – Owner Occupied	4,095	—	1	567	4,663
Commercial – Non-owner Occupied	7,379	—	—	460	7,839
Residential – 1 to 4 Family	4,384	(1,659)	202	741	3,668
Residential – Multifamily	312	—	—	37	349
Consumer	336	—	—	67	403
Unallocated	—	—	—	184	184
Total	$18,936	$(1,659)	$203	$2,200	$19,680

Allowance for Loan Losses:	For the nine months ended September 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$451	$(66)	$—	$76	$461
Real Estate Construction:
Residential	2,613	(1,326)	37	(573)	751
Commercial	1,971	(310)	—	(642)	1,019
Real Estate Mortgage:
Commercial – Owner Occupied	2,714	(1,057)	—	2,027	3,684
Commercial – Non-owner Occupied	6,742	(3,755)	—	2,745	5,732
Residential – 1 to 4 Family	4,190	(1,531)	408	1,359	4,426
Residential – Multifamily	278	—	—	3	281
Consumer	148	(36)	—	237	349
Unallocated	216	—	—	568	784
Total	$19,323	$(8,081)	$445	$5,800	$17,487

Allowance for Loan Losses:	For the three months ended September 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$575	$—	$—	$5	$580
Real Estate Construction:
Residential	573	—	—	208	781
Commercial	1,386	—	—	(173)	1,213
Real Estate Mortgage:
Commercial – Owner Occupied	4,368	—	—	295	4,663
Commercial – Non-owner Occupied	8,571	(1,391)	—	659	7,839
Residential – 1 to 4 Family	4,545	—	4	(881)	3,668
Residential – Multifamily	316	—	—	33	349
Consumer	332	—	—	71	403
Unallocated	201	—	—	(17)	184
Total	$20,867	$(1,391)	$4	$200	$19,680

Allowance for Loan Losses:	For the three months ended September 30, 2012
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(Amounts in thousands)
Commercial and Industrial	$494	$—	$—	$(33)	$461
Real Estate Construction:
Residential	1,290	(37)	—	(502)	751
Commercial	1,481	—	—	(462)	1,019
Real Estate Mortgage:
Commercial – Owner Occupied	3,521	(311)	—	474	3,684
Commercial – Non-owner Occupied	6,268	(815)	—	279	5,732
Residential – 1 to 4 Family	4,408	(1,179)	4	1,193	4,426
Residential – Multifamily	268	—	—	13	281
Consumer	178	—	—	171	349
Unallocated	417	—	—	367	784
Total	$18,325	$(2,342)	$4	$1,500	$17,487

Allowance for Loan Losses, at September 30, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$64	$516	$580
Real Estate Construction:
Residential	238	543	781
Commercial	91	1,122	1,213
Real Estate Mortgage:
Commercial – Owner Occupied	212	4,451	4,663
Commercial – Non-owner Occupied	1,073	6,766	7,839
Residential – 1 to 4 Family	455	3,213	3,668
Residential – Multifamily	6	343	349
Consumer	68	335	403
Unallocated	—	184	184
Total	$2,207	$17,473	$19,680

Allowance for Loan Losses, at December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$10	$460	$470
Real Estate Construction:
Residential	24	821	845
Commercial	96	1,019	1,115
Real Estate Mortgage:
Commercial – Owner Occupied	216	3,879	4,095
Commercial – Non-owner Occupied	1,053	6,326	7,379
Residential – 1 to 4 Family	301	4,083	4,384
Residential – Multifamily	6	306	312
Consumer	—	336	336
Unallocated	—	—	—
Total	$1,706	$17,230	$18,936

Loans, at September 30, 2013:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$629	$24,561	$25,190
Real Estate Construction:
Residential	972	7,125	8,097
Commercial	14,795	32,563	47,357
Real Estate Mortgage:
Commercial – Owner Occupied	6,480	164,095	170,575
Commercial – Non-owner Occupied	40,502	176,919	217,421
Residential – 1 to 4 Family	15,804	137,419	153,224
Residential – Multifamily	853	20,158	21,011
Consumer	252	17,543	17,795
Total	$80,287	$580,383	$660,670

Loans, at December 31, 2012:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Amounts in thousands)
Commercial and Industrial	$748	$21,177	$21,925
Real Estate Construction:
Residential	987	6,344	7,331
Commercial	14,879	26,996	41,875
Real Estate Mortgage:
Commercial – Owner Occupied	6,594	151,022	157,616
Commercial – Non-owner Occupied	48,415	173,316	221,731
Residential – 1 to 4 Family	12,550	127,614	140,164
Residential – Multifamily	3,215	17,966	21,181
Consumer	188	17,701	17,889
Total	$87,576	$542,136	$629,712

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013
(Amounts in thousands except ratios)

Total Risk Based Capital	$110,160	16.28%	$54,124	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$101,565	15.01%	$27,062	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$101,565	13.52%	$30,045	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$105,640	16.25%	$51,998	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$97,382	14.98%	$25,999	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$97,382	12.60%	$30,917	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2013
(Amounts in thousands except ratios)

Total Risk Based Capital	$110,042	16.27%	$54,124	8%	$67,655	10%
(to Risk Weighted Assets)

Tier 1 Capital	$101,447	14.99%	$27,062	4%	$40,593	6%
(to Risk Weighted Assets)

Tier 1 Capital	$101,447	13.51%	$30,045	4%	$37,556	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
(Amounts in thousands except ratios)

Total Risk Based Capital	$105,714	16.26%	$51,998	8%	$64,998	10%
(to Risk Weighted Assets)

Tier 1 Capital	$97,456	14.99%	$25,999	4%	$38,999	6%
(to Risk Weighted Assets)

Tier 1 Capital	$97,456	12.61%	$30,917	4%	$38,646	5%
(to Average Assets)

On October 3, 2008 Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. One of the provisions resulting from the EESA was the Treasury Capital Purchase Program (CPP) which provided for the direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. This program was voluntary and required an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends. The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the Treasury investment and a dividend rate of 9%, thereafter. The CPP also required the Treasury to receive a warrant to purchase shares of common stock equal to 15% of the capital invested by the U.S. Treasury. The Company received an investment in perpetual preferred stock of $16,288,000 on January 30, 2009. These proceeds were allocated between the preferred stock and the warrant based on relative fair value in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The allocation of proceeds resulted in a discount on the preferred stock that is being accreted over five years. The Company issued a warrant to purchase 329,757 shares of common stock to the U.S. Treasury and $930,000 of those proceeds was allocated to the warrant. The warrant was accounted for as equity securities. The warrant had a contractual life of 10 years and an exercise price of $6.12 per share of common stock. In November of 2012, the U.S. Treasury held an auction and sold its investment in the preferred stock to institutional investors. Restrictions related to the CPP have been lifted. In June of 2013, the U.S. Treasury held an auction to sell the warrant and the Company was the successful bidder thereby redeeming the outstanding warrant from the U.S. Treasury at a cost of $1.7 million.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(465)	$(499)
Unrealized losses on securities without OTTI	(828)	(499)
Minimum pension liability	(72)	(244)
Tax impact	547	497
Other comprehensive income	$(818)	$(745)

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

Investment Securities Available for Sale:

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuations services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities and TruPS.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Securities Available for Sale

As of September 30, 2013
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	507	—	507
Residential mortgage-backed securities	—	11,381	—	11,381
Collateralized mortgage-backed securities		653	—	653
Collateralized debt obligations	—	—	4,025	4,025
Total	$—	$12,548	$4,025	$16,573

As of December 31, 2012
U.S. Government sponsored entities	$—	$7	$—	$7
Corporate debt obligations	—	1,524	—	1,524
Residential mortgage-backed securities	—	12,899	—	12,899
Collateralized mortgage-backed securities		968	6	974
Collateralized debt obligations	—	—	3,936	3,936
Total	$—	$15,398	$3,942	$19,340

For the nine months ended September 30, 2013, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30:

	Securities Available for Sale
	2013	2012
	(Amounts in thousands)
Beginning balance at January 1,	$3,942	$4,122
Total net losses included in:
Net loss	—	(128)
Other comprehensive income (loss)	83	(93)
Settlements	—	—
Net transfers into Level 3	—	—
Ending balance	$4,025	$3,901

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
As of September 30, 2013
Collateral dependent impaired loans	$—	$—	$49,850	$49,850
OREO	—	—	27,871	27,871

As of December 31, 2012
Collateral dependent impaired loans	$—	$—	$56,620	$56,620
OREO	—	—	26,057	26,057

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $49.9 million and $56.6 million at September 30, 2013 and December 31, 2012 respectively, with a valuation allowance of $1.1 million and $547 thousand at September 30, 2013 and December 31, 2012, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

Loans (other than impaired): Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage and other consumer. Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through their estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans (Level 2 inputs). The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2013 and December 31, 2012:

	Level in Fair Value Hierarchy	September 30, 2013		December 31, 2012
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(Amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$21,566	$21,566	$76,866	$76,866
Investment securities AFS	(1)	16,573	16,573	19,340	19,340
Investment securities HTM	Level 2	2,093	2,144	2,066	2,239
Restricted stock	Level 2	2,495	2,495	2,223	2,223
Loans held for sale	Level 2	3,443	3,443	495	495
Loans, net	(2)	640,990	649,297	610,776	632,723
Accrued interest receivable	Level 2	2,596	2,596	2,727	2,727

Financial Liabilities:
Demand and savings deposits	Level 2	$374,574	$374,574	$367,158	$367,158
Time deposits	Level 2	236,842	238,542	270,049	271,786
Borrowings	Level 2	43,725	39,653	43,851	42,849
Accrued interest payable	Level 2	422	422	537	537

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
	(Amount in thousands)
Income Taxes
Pre-tax Income	$10,702	$8,694	$3,520	$3,280
Income Tax Expense	4,187	2,895	1,377	1,365

For the nine months ended September 30, 2013, the Company recorded a net tax expense of $4.2 million compared to a net tax expense of $2.9 million for the nine months ended September 30, 2012. For the three months ended September 30, 2013, the Company recorded a net tax expense of $1.4 million compared to a net tax expense of $1.4 million for the three months ended September 30, 2012.

Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The lower level of income tax expense in the 2012 periods as compared to the comparable periods in 2013 is due to lower earnings and the change to an alternative tax methodology for bank owned life insurance (“BOLI”) income whereby it is now treated on a tax free basis.

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the nine month and three month periods ended September 30, 2013 and 2012.

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands except share data)		(Amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$5,384	$4,599	$1,770	$1,468
Average common shares outstanding	5,957,685	5,919,429	5,982,810	5,925,219
Basic earnings per common share	$0.90	$0.78	$0.30	$0.25

Diluted earnings per common share
Net income available to common shareholders	$5,384	$4,599	$1,770	$1,468
Average common shares outstanding	5,957,685	5,919,429	5,982,810	5,925,219
Dilutive potential common shares	1,116	—	6,373	—
Total diluted average common shares outstanding	5,958,801	5,919,429	5,989,183	5,925,219
Diluted earnings per common share	$0.90	$0.78	$0.30	$0.25

For the nine months ended September 30, 2013 and 2012, options to purchase 355,143 shares and 343,035 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

In May of 2013 the Company paid a 10% common stock dividend to shareholders. All weighted share information has been retroactively adjusted to give effect to this stock dividend for the periods presented.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2013 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

The Company is intently focused on managing its nonperforming assets. The deterioration of the local real estate market and the continued high levels of unemployment have had a significant negative impact on the credit quality of our loan portfolio. Management has allocated significant resources to resolve these issues, either through foreclosure or working with borrowers to bring the loans current. New processes have been implemented to identify and monitor impaired loans. New appraisals of the collateral securing impaired loans have been obtained to identify any potential exposure. The lengthy process of foreclosure has had a negative impact on earnings due to higher levels of legal fees.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

At September 30, 2013, the Company’s total assets decreased to $747.1 million from $770.5 million at December 31, 2012, a decrease of $23.4 million or 3.0%. The decrease was due to a decrease in cash.

Cash and cash equivalents decreased $55.3 million to $21.6 million at September 30, 2013 from $76.9 million at December 31, 2012, due to a planned payoff of certificates of deposit and an increase in loan production.

Total investment securities decreased to $18.7 million at September 30, 2013 ($16.6 million classified as available for sale, or 88.8%) from $21.4 million at December 31, 2012, a decrease of $2.7 million, or 12.6%, due to principal payments on mortgage-backed securities.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine months and the three months ended September 30, 2013, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $660.7 million at September 30, 2013 from $629.7 million at December 31, 2012, an increase of $31.0 million or 4.9%.

Delinquent loans totaled $43.9 million or 6.6% of total loans at September 30, 2013, a decrease of $12.1 million from December 31, 2012. Delinquent loan balances by number of days delinquent were: 30 to 89 days --- $2.8 million; 90 days and greater not accruing interest --- $41.1 million.

At September 30, 2013, the Company had $41.1 million in nonaccrual loans or 6.2% of total loans, a decrease from $47.5 million or 7.6% of total loans at December 31, 2012. The three largest relationships in nonperforming loans are a $6.3 million retail center construction loan, a $4.7 residential home loan, and a $3.0 million residential home loan.

The composition of nonaccrual loans as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(Amounts in thousands except ratios)
Commercial and Industrial	$130	$248
Real Estate Construction:
Residential	972	799
Commercial	12,941	12,958
Real Estate Mortgage:
Commercial – Owner Occupied	1,047	1,218
Commercial – Non-owner Occupied	11,896	19,228
Residential – 1 to 4 Family	13,380	10,072
Residential – Multifamily	482	2,838
Consumer	252	188
Total	$41,100	$47,549

Nonperforming loans to total loans	6.2%	7.6%

At September 30, 2013, the Company’s allowance for loan losses was $19.7 million, an increase of $744 thousand from December 31, 2012. The ratio of allowance for loan losses to total loans remained the same at 3.0% at September 30, 2013 and December 31, 2012. During the nine month period ended September 30, 2013, the Company charged-off $1.5 million in loans, net of recoveries. Specific allowances for loan losses have been established in the amount of $2.2 million on impaired loans totaling $80.3 million at September 30, 2013. We have provided for all losses that are both probable and reasonably estimable at September 30, 2013 and December 31, 2012. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these nonperforming loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall. With all these measures in place, our nonperforming assets have decreased from 9.6% of total assets at December 31, 2012 to 9.2% at September 30, 2013. See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at September 30, 2013 was $27.9 million, compared to $26.1 million at December 31, 2012 and $28.1 million at September 30, 2012, the largest being a condominium development valued at $11.9 million. This property was sold in 2010 but does not qualify for a sales treatment under GAAP.

An analysis of OREO activity is as follows:

	For the Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Balance at beginning of period	$26,057	$19,410
Real estate acquired in settlement of loans	6,925	10,691
Allowance for OREO	(1,200)	—
Sales of real estate	(3,572)	(1,331)
Loss on sale of real estate	(43)	(757)
Write-down of real estate carrying values	(464)	(138)
Capitalized improvements to real estate	168	227
Balance at end of period	$27,871	$28,102

At September 30, 2013, the Bank’s total deposits decreased to $611.4 million from $637.2 million at December 31, 2012, a decrease of $25.8 million or 4%. The decrease was the result of a planned runoff of higher priced certificates of deposits.

At September 30, 2013, total equity increased to $86.7 million from $83.6 million at December 31, 2012, an increase of $3.1 million, or 3.7%, due to the retention of earnings from the period. In addition, during the second quarter, the Company repurchased the outstanding warrant that was issued to the U.S. Treasury in connection with TARP for $1.7 million thereby reducing shareholders’ equity by that amount.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General: Net income available to common shareholders for the nine months ended September 30, 2013 was $5.4 million, compared to $4.6 million for the same period in 2012. The change was resulted from the following:

Interest Income: Interest income decreased $1.3 million, or 4.5%, to $27.3 million for the nine months ended September 30, 2013, from $28.6 million for the nine months ended September 30, 2012. The decrease is attributable to lower yield on loans. Average loans for the nine month period ended September 30, 2013 were $639.1 million compared to $614.0 million for the same period last year. The average yield on loans was 5.57% for the nine months ended September 30, 2013 compared to 6.01% for the same period in 2012.

Interest Expense: Interest expense decreased $1.3 million to $4.4 million for the nine months ended September 30, 2013, from $5.7 million for the nine months ended September 30, 2012. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and the drop in the average deposit balances. The average rate paid on deposits for the nine month period ended September 30, 2013 was 0.87% compared to 1.09% for the same period last year.

Net Interest Income: Net interest income decreased $51,000 to $22.8 million for the nine months ended September 30, 2013, as compared to the same period last year. We experienced an increase in our net interest rate spread of 18 basis points, to 4.21% for the nine months ended September 30, 2013, from 4.03% for the same period last year. Our net interest margin increased 16 basis points to 4.31% for the nine months ended September 30, 2013, from 4.15% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $2.2 million for the nine months ended September 30, 2013, a decrease of $3.6 million from the same period last year. The decline in the provision for loan losses correlates to the recent stabilization of the loan portfolio, modest charge-offs during the last nine months and management’s analysis of nonperforming loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income: Non-interest income was $3.4 million for the nine months ended September 30, 2013, compared to $2.6 million for the same period last year. The increase was primarily attributable to a decrease in the level of OREO losses of $249,000, an increase in the gain on the sale of SBA loans of $168,000, an increase in loan fees of $272,000 which includes a $225,000 increase in SBA loan servicing fees, an increase of $143,000 in BOLI income and a settlement of $275,000 on a lawsuit due to improper handling of a closing cost.

Non-interest Expense: Non-interest expense increased $2.4 million to $13.4 million for the nine months ended September 30, 2013, from $11.0 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in OREO expenses of $1.8 million, mostly due to a partial write off of $1.2 million of two OREO properties, and an increase in real estate taxes of $504,000, and an increase in compensation and benefits of $768,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes: The Company recorded income tax expense of $4.2 million on income before taxes of $10.7 million for the nine months ended September 30, 2013, resulting in an effective tax rate of 39.1%, compared to income tax expense of $2.9 million on income before taxes of $8.7 million for the same period in 2012, resulting in an effective tax rate of 33.3%. The increase in income tax expense is due to the increase in pre-tax income in the 2013 period.

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$639,072	$26,632	5.57%	$614,015	$27,637	6.01%
Investment securities	22,590	551	3.26%	23,798	800	4.49%
Federal funds sold and cash equivalents	47,114	92	0.26%	99,314	178	0.24%
Total interest-earning assets	708,776	$27,275	5.15%	737,127	28,615	5.19%

Other assets	61,860			58,977
Allowance for loan losses	(20,237)			(18,758)
Total assets	$750,399			$777,346

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$23,319	$95	0.54%	$18,952	99	0.70%
Money markets	84,084	422	0.67%	93,871	581	0.83%
Savings	233,550	1,226	0.70%	221,317	1,524	0.92%
Time deposits	235,384	1,990	1.13%	258,275	2,599	1.34%
Brokered certificates of deposit	13,311	116	1.17%	23,824	208	1.17%
Total interest-bearing deposits	589,648	3,849	0.87%	616,239	5,011	1.09%
Borrowings	40,374	582	1.93%	46,938	709	2.02%
Total interest-bearing liabilities	630,022	$4,431	0.94%	663,177	5,720	1.15%

Non-interest bearing deposits	30,002			29,620
Other liabilities	4,516			4,466
Total liabilities	664,540			697,263
Shareholders’ equity	85,859			80,083
Total liabilities and shareholders’ equity	$750,399			$777,346
Net interest income		$22,844			$22,895
Interest rate spread			4.21%			4.03%
Net interest margin			4.31%			4.15%

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General: Net income available to common shareholders for the three months ended September 30, 2013 was $1.8 million, compared to $1.5 million for the same period in 2012. The change was impacted by the following:

Interest Income: Interest income decreased $100,000, or 1.1%, to $9.0 million for the three months ended September 30, 2013, from $9.1 million for the three months ended September 30, 2012. The decrease is attributable to lower yield on loans. Average loans for the three month period ended September 30, 2013 were $648.9 million compared to $607.4 million for the same period last year. The average yield on loans was 5.39% for the three months ended September 30, 2013 compared to 5.74% for the same period in 2012.

Interest Expense: Interest expense decreased $446,000 to $1.3 million for the three months ended September 30, 2013, from $1.8 million for the three months ended September 30, 2012. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and the drop in the average deposit balances. The average rate paid on deposits for the three month period ended September 30, 2013 was 0.81% compared to 1.00% for the same period last year.

Net Interest Income: Net interest income increased $371,000 to $7.7 million for the three months ended September 30, 2013, as compared to $7.3 million for the same period last year. We experienced an increase in our net interest rate spread of 40 basis points, to 4.25% for the three months ended September 30, 2013, from 3.85% for the same period last year. Our net interest margin increased 39 basis points to 4.35% for the three months ended September 30, 2013, from 3.96% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $200,000 for the three months ended September 30, 2013, a decrease of $1.3 million from the same period last year. The decline in the provision for losses correlates to the recent stabilization of the loan portfolio, modest charge-offs during the last three months and management’s analysis of nonperforming loans, and credit risks inherent in the overall loan portfolio.

Non-interest Income: Non-interest income was $1.5 million for the three months ended September 30, 2013, compared to $952,000 for the same period last year. The increase was primarily attributable to an increase in other non-interest income due to the receipt of a settlement payment of $275,000 on a lawsuit due to improper handling of a closing, a $79,000 decrease in OREO losses and a higher gain on the sale of SBA loans of $57,000.

Non-interest Expense: Non-interest expense increased $1.9 million to $5.4 million for the three months ended September 30, 2013, from $3.5 million for the three months ended September 30, 2012. The increase was primarily due to a $1.7 million increase in OREO expenses, mostly due to a partial write off of $1.2 million of two REO properties, and an increase in real estate taxes of $300,000. Also contributing was an increase in compensation and benefits of $238,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes: The Company recorded income tax expense of $1.4 million, on income before taxes of $3.5 million for the three months ended September 30, 2013, resulting in an effective tax rate of 39.1%, compared to income tax expense of $1.4 million on income before taxes of $3.3 million for the same period of 2012, resulting in an effective tax rate of 41.6%.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$648,833	$8,821	5.39%	$607,399	$8,766	5.74%
Investment securities	21,237	168	3.14%	24,646	259	4.18%
Federal funds sold and cash equivalents	29,502	19	0.26%	101,422	59	0.23%
Total interest-earning assets	699,572	$9,008	5.11%	733,467	$9,084	4.93%

Other assets	61,966			60,765
Allowance for loan losses	(20,745)			(18,543)
Total assets	$740,793			$775,689

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$23,645	$31	0.52%	$19,749	$31	0.62%
Money markets	82,776	131	0.63%	88,971	167	0.75%
Savings	238,820	386	0.64%	227,217	463	0.81%
Time deposits	228,659	613	1.06%	256,771	825	1.28%
Brokered certificates of deposit	7,488	23	1.22%	23,219	66	1.13%
Total interest-bearing deposits	581,388	1,184	0.81%	615,927	1,552	1.00%
Borrowings	36,620	156	1.69%	43,906	234	2.12%
Total interest-bearing liabilities	618,008	1,340	0.86%	659,833	1,786	1.08%

Non-interest bearing deposits	31,492			29,506
Other liabilities	4,864			4,687
Total liabilities	654,364			694,026
Shareholders’ equity	86,429			81,663
Total liabilities and shareholders’ equity	$740,793			$775,689
Net interest income		$7,668			$7,298
Interest rate spread			4.25%			3.85%
Net interest margin			4.35%			3.96%

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

In evaluating the allowance for loan losses, management considers historical loss factors, the mix of the loan portfolio (types of loans and amounts), geographic and industry concentrations, current national and local economic conditions and other factors related to the collectability of the loan portfolio, including underlying collateral values and estimated future cash flows. All of these estimates are susceptible to significant change. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity loans, and consumer loans, are evaluated in the aggregate under FASB ASC Topic 450, “Accounting for Contingencies”, using historical loss factors adjusted for economic conditions and other qualitative factors which include trends in delinquencies, classified and nonperforming loans, loan concentrations by loan category and by property type, seasonality of the portfolio, internal and external analysis of credit quality, peer group data, loan charge offs, local and national economic conditions and single and total credit exposure. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, commercial business loans, and construction loans are evaluated individually for impairment in accordance with FASB ASC Topic 310 “Receivables”. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as projected events change.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 108.1 % and 98.8% at September 30, 2013 and December 31, 2012, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2013. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2013, the Company maintained lines of credit with the FHLB of $88.3 million, of which $30.3 million was outstanding at September 30, 2013.

As of September 30, 2013, the Company's investment securities portfolio included $11.2 million of mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2013, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings other than routine matters in the ordinary course of business.

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

PARKE BANCORP, INC.

Date: November 14, 2013	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)