Form 10-K
period 2013-12-31
PARKE BANCORP, INC.
filed 2014-03-21
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2013, was approximately $45.8 million.

As of March 20, 2014 there were issued and outstanding 5,991,859 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2013. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders. (Parts II and III)

PARKE BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield, Galloway Township and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2013, the Company had assets of $794.9 million, net loans of $636.0 million, deposits of $626.8 million and equity of $93.6 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.(1) As of December 31, 2013 no one industry sector concentration exceeded 10% of total loans. Refer to pages 4 through 6 for descriptions of the loan categories presented.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial and Industrial	$23,001	3.5%	$21,925	3.5%	$24,136	3.9%	$25,108	4.0%	$20,174	3.3%
Real Estate Construction:
Residential	7,389	1.1	7,331	1.2	21,287	3.4	38,810	6.2	61,865	10.3
Commercial	43,749	6.7	41,875	6.6	50,361	8.1	57,651	9.2	44,726	7.4
Real Estate Mortgage:
Commercial - Owner Occupied	170,122	26.0	157,616	25.0	147,449	23.6	146,665	23.4	159,593	26.5
Commercial - Non-Owner Occupied	220,364	33.7	221,731	35.2	204,216	32.6	171,854	27.5	149,633	24.8
Residential - 1 to 4 Family	148,160	22.6	140,164	22.3	138,768	22.2	141,695	22.6	133,603	22.1
Residential - Multifamily	24,103	3.7	21,181	3.4	20,126	3.2	27,841	4.4	20,782	3.4
Consumer	17,653	2.7	17,889	2.8	18,774	3.0	17,115	2.7	13,025	2.2
Total Loans	$654,541	100.00%	$629,712	100.0%	$625,117	100.00%	$626,739	100.00%	$603,401	100.00%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2013.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial and Industrial	$7,588	$7,405	$8,008	$23,001
Real Estate Construction:
Residential	2,404	4,362	623	7,389
Commercial	30,066	9,543	4,140	43,749
Real Estate Mortgage:
Commercial - Owner Occupied	9,750	32,142	128,230	170,122
Commercial - Non-Owner Occupied	20,718	63,579	136,067	220,364
Residential - 1 to 4 Family	8,090	23,871	116,199	148,160
Residential - Multifamily	2,187	5,286	16,630	24,103
Consumer	1,483	203	15,967	17,653
Total Loans	$82,286	$146,391	$425,864	$654,541

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2013, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial and Industrial	$5,503	$9,910	$15,413
Real Estate Construction:
Residential	—	4,985	4,985
Commercial	2,838	10,845	13,683
Real Estate Mortgage:
Commercial - Owner Occupied	7,359	153,013	160,372
Commercial - Non-Owner Occupied	29,236	170,410	199,646
Residential - 1 to 4 Family	67,527	72,543	140,070
Residential - Multifamily	2,521	19,395	21,916
Consumer	15,900	270	16,170
Total Loans	$130,884	$441,371	$572,255

Commercial and Industrial Loans. The Bank originates secured loans for business purposes. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by means of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. The Bank’s general policy is to obtain personal guarantees from the principals of the commercial loan borrowers. Such loans are made to businesses located in the Bank’s market area.

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

Real Estate Development and Construction Loans. The Bank originates construction loans to individuals and real estate developers in its market area. The advantages of construction lending are that the market is typically less competitive than more standard mortgage products, the interest rate typically charged is a variable rate, which permits the Bank to protect against sudden changes in its costs of funds, and the fees or “points” charged by the Bank to its customers can be amortized over the shorter term of a construction loan, typically, one to two years, which permits the Bank to recognize income received over a shorter period of time.

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2013, the Bank’s loan to one borrower limit was approximately $18.7 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2013, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $13.0 million that was secured by the real estate. At December 31, 2013, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans, were $68.9 million, $87.6 million, $97.2 million, $112.0 million and $50.9 million at December 31 2013, 2012, 2011, 2010, and 2009, respectively. Included in impaired loans at December 31, 2013, 2012, 2011 and 2010 were $51.0 million, $67.1 million, $66.9 million and $42.7 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature. The Company did not have any loans classified as troubled debt restructurings at December 31, 2009.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$122	$248	$—	$—	$350
Real Estate Construction:
Residential	967	799	5,265	8,546	18,895
Commercial	9,908	12,958	7,703	6,701	198
Real Estate Mortgage:
Commercial - Owner Occupied	976	1,218	4,797	546	2,479
Commercial - Non-Owner Occupied	10,853	19,228	18,132	826	902
Residential - 1 to 4 Family	12,914	10,072	7,691	9,415	2,511
Residential - Multifamily	99	2,838	597	1,350	—
Consumer	115	188	274	61	117
Total non-accrual loans	35,954	47,549	44,459	27,445	25,452

Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$35,954	$47,549	$44,459	$27,445	$25,452

Total non-performing loans as a percentage of loans	5.5%	7.6%	7.1%	4.4%	4.2%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2013, the Bank had $36.0 million of loans that were on a non-accrual basis. Gross interest income of $2.1 million would have been recorded during the year ended December 31, 2013 if these loans had been performing in accordance with their terms. Interest income of $30 thousand was recognized on these loans during the year ended December 31, 2013.

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

The Bank also internally classifies certain assets as “other assets especially mentioned” “(OAEM)”, such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

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

At December 31, 2013, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

Special mention	$18,023
Substandard	51,470
Doubtful	—
Loss	—
$69,493

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2013 was $28.9 million. The real estate owned consisted of 28 properties, the largest being a condominium development located in Absecon, New Jersey at $10.6 million.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of the period	$18,936	$19,323	$14,789	$12,404	$7,777
Charge-offs:
Commercial and Industrial	(4)	(66)	(22)	(615)	(73)
Real Estate Construction:
Residential	—	(1,326)	(2,390)	(3,893)	(600)
Commercial	—	(310)	(494)	(588)	—
Real Estate Mortgage:
Commercial - Owner Occupied	(77)	(1,058)	—	(189)	—
Commercial - Non-Owner Occupied	(2,641)	(3,848)	(426)	—	—
Residential - 1 to 4 Family	(554)	(1,531)	(2,643)	(1,245)	—
Residential - Multifamily	(8)	—	—	(70)	—
Consumer	(3)	(38)	—	(16)	—
Total charge-offs:	(3,287)	(8,177)	(5,975)	(6,616)	(673)

Recoveries:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	490	24	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	1	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	210	—	34	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	1	—	—
Total recoveries:	211	490	59	—	—
Net recoveries (charge-offs)	(3,076)	(7,687)	(5,916)	(6,616)	(673)
Provision for loan losses	2,700	7,300	10,450	9,001	5,300
Balance at end of period	$18,560	$18,936	$19,323	$14,789	$12,404
Period-end loans outstanding (net of deferred costs/fees)	$654,541	$629,712	$625,117	$626,739	$603,401
Average loans outstanding	$644,735	$612,342	$630,570	$622,716	$621,619
Allowance as a percentage of period end loans	2.84%	3.01%	3.09%	2.36%	2.06%
Net loans charged off as a percentage of average loans outstanding	0.51%	1.34%	0.95%	1.06%	0.11%

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(Amounts in thousands, except percentages)

Commercial and Industrial	$591	3.5%	$470	2.5%	$451	2.3%	$448	3.0%	$415	3.3%
Real Estate Construction:
Residential	414	1.1	845	4.5	2,613	13.5	2,980	20.2	1,272	10.3
Commercial	948	6.7	1,115	5.9	1,971	10.2	1,576	10.7	919	7.4
Real Estate Mortgage:
Commercial - Owner Occupied	4,735	26.0	4,095	21.6	2,714	14.0	2,620	17.7	3,713	29.9
Commercial - Non-Owner Occupied	7,530	33.7	7,379	39.0	6,742	34.9	3,680	24.9	2,643	21.3
Residential - 1 to 4 Family	3,612	22.6	4,384	23.1	4,190	21.8	2,848	19.2	2,943	23.7
Residential - Multifamily	389	3.7	312	1.6	278	1.4	372	2.5	231	1.9
Consumer	341	2.7	336	1.8	148	0.8	130	0.9	268	2.2
Unallocated	—	0.0	—	0.0	216	1.1	135	0.9	—	0.0
Total Allowance	$18,560	100.0%	$18,936	100.0%	$19,323	100.0%	$14,789	100.0%	$12,404	100.0%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Bank classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2013, the Company’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Company’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2013, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2013	2012	2011
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,155	$2,066	$2,032

Securities Available for Sale:
U.S. government-sponsored entities	—	7	1,011
Corporate debt obligations	506	1,524	1,486
Residential mortgage-backed securities	30,450	12,899	14,461
Collateralized mortgage obligations	595	974	1,594
Collateralized debt obligations	4,144	3,936	3,965
Total securities available for sale	35,695	19,340	22,517

Total	$37,850	$21,406	$24,549

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2013 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2013
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
State and political subdivisions	$—	—%	$—	—%	$—	—%	$2,103	2.58%	$2,103	2.58%	$2,155

Securities Available for Sale:
U.S. government sponsored entities	—	—%	—	—%	—	—%	—	—%	—	—%	—
Corporate debt obligations	—	—	—	—	—	—	500	8.13	500	8.13	506
Residential mortgage-backed securities	—	—	180	3.50	1,600	2.96	28,642	2.83	30,422	2.84	30,450
Collateralized mortgage obligations	—	—	—	—	317	3.96	247	4.50	564	4.20	595
Collateralized debt obligations	—	—	—	—	—	—	4,601	2.19	4,601	2.19	4,144
Total securities available for sale	—	—	180	3.50	1,917	3.12	33,990	2.83	36,087	2. 85	35,695
Total	$—	—%	$180	3.50%	$1,917	3.12%	$36,093	2.82%	$38,190	2.84%	$37,850

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $5.2 million and $21.8 million at December 31, 2013 and 2012, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARSTM settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARSTM deposits included within the brokered deposit total amounted to $5.2 million, $21.8 million and $22.9 million at December 31, 2013, 2012 and 2011, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2013
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$23,635	0.54%	3.82%
Money markets	85,542	0.66%	13.81
Savings	232,635	0.68%	37.56
Time deposits	234,822	1.11%	37.91
Brokered CDs	12,000	1.19%	1.94
Total interest-bearing deposits	588,634	0.85%

Non-interest bearing demand deposits	30,714		4.96

Total deposits	$619,348		100.00%

	2012
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$19,905	0.68%	3.09%
Money markets	92,068	0.80%	14.29
Savings	223,560	0.88%	34.69
Time deposits	256,326	1.32%	39.77
Brokered CDs	23,458	1.13%	3.64
Total interest-bearing deposits	615,317	1.05%

Non-interest bearing demand deposits	29,157		4.52

Total deposits	$644,474		100.00%

	2011
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$15,972	0.95%	2.64%
Money markets	90,860	1.06%	15.01
Savings	197,069	1.22%	32.55
Time deposits	234,068	1.52%	38.66
Brokered CDs	44,101	1.82%	7.28
Total interest-bearing deposits	582,070	1.35%	96.14

Non-interest bearing demand deposits	23,357		3.86

Total deposits	$605,427		100.00%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$15,422
Three through twelve months	42,507
Over twelve months	53,559
Total	$111,488

Borrowings. Borrowings outstanding at December 31, 2013 consist of subordinated debt and advances from the FHLB and other parties. Borrowings from the FHLB outstanding during 2013, 2012, and 2011 had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2013	2012	2011
	(Amounts in thousands, except rates)
Amount outstanding at year end	$68,683	$43,851	$74,010
Weighted average interest rates at year end	1.80%	2.04%	1.39%
Maximum outstanding at any month end	$68,683	$53,997	$74,010
Average outstanding	$42,307	$46,165	$64,519
Weighted average interest rate during the year	1.35%	2.04%	2.10%

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

Personnel

At December 31, 2013, the Bank had 63 full-time and 16 part-time employees.

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

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHC Act and the Federal Reserve Board’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHC Act and (2) any BHCA activity the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve Board has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if it and each of its subsidiary banks is well capitalized and well managed, and each of its subsidiary banks has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements” and “Recent Amendments to Regulatory Capital Requirements.”

Regulation of the Bank

The Bank operates in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors and not shareholders of the Bank.

Any change in applicable statutory and regulatory requirements, whether by the New Jersey Department of Banking and Insurance, the Federal Deposit Insurance Corporation (the “FDIC”), or the United States Congress could have a material adverse impact on the Bank, and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank’s franchise which could hurt the trading price of the Bank’s stock.

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

The FDIC and the New Jersey Department of Banking and Insurance Consent Orders. On April 9, 2012, the Board of Directors of the Bank entered into Consent Orders with each of the FDIC and the New Jersey Department of Banking and Insurance. Under the Consent Orders, the terms of which are substantially identical, the Bank was required, among other things, subject to review and approval by the FDIC and the Department of Banking and Insurance: (i) to adopt and implement a plan to reduce the Bank’s interest in delinquent or classified assets; (ii) to engage a third party firm to conduct a review of all credits originated, extended or restructured with the use of interest reserves and/or interest-only conditions and to identify related repayment risks and regulatory accounting standards; (iii) adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio; (iv) conduct a review of the Bank’s loan policies and procedures; and (v) to adopt and implement a program to reduce and manage each of the concentrations of credit identified by the FDIC and the Department of Banking and Insurance.

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

Federal Reserve Bank Memorandum of Understanding. On December 18, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”). Pursuant to the terms of the MOU, the Company must: (i) submit an updated comprehensive capital plan to address the Bank’s long-term capital needs and the repayment of the Series A Preferred Stock; (ii) not pay any common stock dividend or pay interest on our outstanding trust preferred securities without prior Federal Reserve Bank approval if the Bank is less than well capitalized or the payment would cause it to be less than well capitalized; (iii) not redeem any securities without prior Federal Reserve Bank approval or incur any debt with a maturity greater than one year; and (iv) submit various budget and cash flow projections and other reports. The Company believes it is in substantial compliance with the terms of the MOU.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2013.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 were returned to the institution.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.0062% of insured deposits on an annualized basis in fiscal year 2013. These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2013, the Bank had the requisite capital levels to qualify as “well capitalized.”

Recent Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements will apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size. The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015. The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules would require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt. The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio. Federal savings associations will be required to calculate their prompt corrective action capital ratios in the same manner as national banks. Accordingly, tangible equity ratios will be based on average total assets rather than period-end total assets.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of

Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted. Savings associations will continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings. The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages. Instead, the amended regulations will continue to follow the previous capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans will have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2013, net property and equipment totaled approximately $3.9 million.

Item 3.	Legal Proceedings

At December 31, 2013, the Company was not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2013 Annual Report is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no treasury stock repurchases during the fourth quarter of 2013.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2013 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2013 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2013 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )
	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	331,694	$9.20	148,181

Total	331,694	$9.20	148,181

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

•	Management’s Report on Internal Controls

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Equity for the Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Certificate of Amendment setting forth the terms of the Registrant’s Fixed Rate, Cumulative Perpetual Preferred Stock, Series A (2)
3.3	Bylaws of Parke Bancorp, Inc. (1)
3.4	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (3)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
4.2	Specimen common stock purchase warrant of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (4)
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook (4)
10.3	Supplemental Executive Retirement Plan (1)
10.4	1999 Stock Option Plan(1)
10.5	2002 Stock Option Plan(1)
10.	2003 Stock Option Plan (1)
10.7	2005 Stock Option Plan (5)
10.8	Consent Order by and between Parke Bank and the Federal Deposit Insurance Corporation (6)

10.9	Consent Order by and between the State of New Jersey Department of Banking and Insurance (6)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2013
21	Subsidiaries of the Registrant
23	Consent of McGladrey LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Certification of CEO and CFO pursuant to Section 111(b)(4) of EESA
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-Kare documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2007.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
(6)	Incorporated by reference to the Company’s Current Report on filed with the SEC on April 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 21, 2014	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2014.

/s/ Celestino R. Pennoni	/s/ Vito S. Pantilione
Celestino R. Pennoni	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Fred G. Choate	/s/ Daniel J. Dalton
Fred G. Choate	Daniel J. Dalton
Director	Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Edward Infantolino	/s/ Jeffrey H. Krippitz
Edward Infantolino	Jeffrey H. Krippitz
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Ray H. Tresch
Jack C. Sheppard, Jr.	Ray H. Tresch
Director	Director

/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)