Form 10-Q
period 2014-03-31
PARKE BANCORP, INC.
filed 2014-05-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014.
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
Yes [  ]                No [X]

As of May 15, 2014, there were issued and outstanding 5,991,859 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	March 31,	December 31,
	2014	2013
Assets
Cash and due from financial institutions	$3,204	$4,278
Federal funds sold and cash equivalents	48,175	41,383
Total cash and cash equivalents	51,379	45,661
Investment securities available for sale, at fair value	31,148	35,695
Investment securities held to maturity (fair value of $2,238 at March 31, 2014 and $2,155 at December 31, 2013)	2,112	2,103
Total investment securities	33,260	37,798
Loans held for sale	17,357	12,069
Loans, net of unearned income	650,780	654,541
Less: Allowance for loan losses	(19,438)	(18,560)
Net loans	631,342	635,981
Accrued interest receivable	2,804	2,717
Premises and equipment, net	3,828	3,864
Other real estate owned (OREO)	29,642	28,910
Restricted stock, at cost	3,413	3,618
Bank owned life insurance (BOLI)	11,194	11,106
Deferred tax asset	12,459	12,260
Other assets	3,357	959
Total Assets	$800,035	$794,943

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$34,740	$35,986
Interest-bearing deposits	598,713	590,782
Total deposits	633,453	626,768
FHLBNY borrowings	50,736	55,280
Subordinated debentures	13,403	13,403
Accrued interest payable	454	423
Other liabilities	5,808	5,105
Total liabilities	703,854	700,979
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at March 31, 2014 and December 31, 2013	20,000	20,000
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 6,202,759 shares at March 31, 2014 and 6,193,710 shares at December 31, 2013	620	619
Additional paid-in capital	51,264	51,204
Retained earnings	26,334	24,308
Accumulated other comprehensive loss	(92)	(235)
Treasury stock, 210,900 shares at March 31, 2014 and December 31, 2013, at cost	(2,180)	(2,180)
Total shareholders’ equity	95,946	93,716
Noncontrolling interest in consolidated subsidiaries	235	248
Total equity	96,181	93,964
Total liabilities and equity	$800,035	$794,943

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the three months ended March 31,
	2014	2013
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,290	$9,047
Interest and dividends on investments	293	205
Interest on federal funds sold and cash equivalents	23	40
Total interest income	9,606	9,292
Interest expense:
Interest on deposits	1,177	1,374
Interest on borrowings	221	223
Total interest expense	1,398	1,597
Net interest income	8,208	7,695
Provision for loan losses	1,000	1,000
Net interest income after provision for loan losses	7,208	6,695
Noninterest income:
Gain on sale of SBA loans	321	499
Loan fees	215	162
Net income from BOLI	88	92
Service fees on deposit accounts	57	51
Loss on sale and write-down of real estate owned	(396)	(364)
Realized gain on sale of AFS securities	178	—
Other	497	207
Total noninterest income	960	647
Noninterest expense:
Compensation and benefits	1,843	1,658
Professional services	410	316
Occupancy and equipment	296	244
Data processing	117	111
FDIC insurance	241	248
OREO expense	760	385
Other operating expense	876	766
Total noninterest expense	4,543	3,728
Income before income tax expense	3,625	3,614
Income tax expense	1,162	1,370
Net income attributable to Company and noncontrolling interest	2,463	2,244
Net income attributable to noncontrolling interest	(137)	(107)
Net income attributable to Company	2,326	2,137
Preferred stock dividend and discount accretion	300	254
Net income available to common shareholders	$2,026	$1,883

Earnings per common share:
Basic	$0.34	$0.32
Diluted	$0.29	$0.32
Weighted average shares outstanding:
Basic	5,988,742	5,927,010
Diluted	7,916,564	5,930,217
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the three months ended March 31,
	2014	2013
	(in thousands)
Net income attributable to Company	$2,326	$2,137
Unrealized (losses) gains on securities:
Non-credit related unrealized gains on securities with OTTI	—	12
Unrealized gains (losses) on securities without OTTI	416	(61)
Less reclass adjustment for gains on securities included in net income	(178)	—
Tax Impact	(95)	20
Total unrealized gains (losses) on securities	143	(29)
Gross pension liability adjustments	—	28
Tax Impact	—	(11)
Total pension liability adjustment	—	17
Total other comprehensive income (loss)	143	(12)
Total comprehensive income	$2,469	$2,125
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2013	$20,000	6,193,710	$619	$51,204	$24,308	$(235)	$(2,180)	$93,716	$248	$93,964
Capital withdrawals by noncontrolling interest									(150)	(150)
Stock options exercised			1	60				61		61
Net income					2,326			2,326	137	2,463
Changes in other comprehensive income						143		143		143
Dividend on preferred stock					(300)			(300)		(300)
Balance, March 31, 2014	$20,000	6,193,710	$620	$51,264	$26,334	$(92)	$(2,180)	$95,946	$235	$96,181
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,
	2014	2013
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$2,463	$2,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	82
Provision for loan losses	1,000	1,000
Net gain from sales and write-downs of investment securities	(178)	—
Bank owned life insurance	(88)	(92)
Supplemental executive retirement plan expense	—	33
Gain on sale of SBA loans	(321)	(499)
SBA loans originated for sale	(8,331)	(4,752)
Proceeds from sale of SBA loans originated for sale	3,364	4,402
Loss on sale & write down of other real estate owned	395	364
Net accretion of purchase premiums and discounts on securities	(22)	12
Contribution of OREO property	22	—
Deferred income tax benefit	(8,013)	(29)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable and other assets	6,357	998
Decrease in accrued interest payable and other accrued liabilities	(608)	(1,003)
Net cash (used in) provided by operating activities	(3,874)	2,760
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	(2,022)
Redemptions of restricted stock	205	2
Proceeds from sale and call of securities available for sale	3,974	1,000
Proceeds from maturities and principal payments on mortgage backed securities	978	1,406
Proceeds from sale of other real estate owned	241	817
Advances on other real estate owned	(66)	—
Net decrease (increase) in loans	2,315	(3,014)
Purchases of bank premises and equipment	(50)	(36)
Net cash provided by (used in) investing activities	7,597	(1,847)
Cash Flows from Financing Activities:
Payment of dividend on preferred stock	(57)	(203)
Minority interest capital withdrawal, net	(150)	(1,000)
Proceeds from exercise of stock options and warrants	61	169
Net decrease in FHLBNY and short term borrowings	(4,544)	(42)
Net decrease in noninterest-bearing deposits	(1,246)	(2,386)
Net increase (decrease) in interest-bearing deposits	7,931	(11,144)
Net cash provided by (used in) financing activities	1,995	(14,606)
Net increase (decrease) in cash and cash equivalents	5,718	(13,693)
Cash and Cash Equivalents, January 1,	45,661	76,866
Cash and Cash Equivalents, March 31,	$51,379	$63,173
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$1,367	$1,607
Income taxes	$1,650	$1,000
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$1,324	$1,030

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2014 and 2013 are unaudited. The balance sheet as of December 31, 2013, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU 2014-04 requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of these amendments.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this update did not have a impact on the Company’s financial position or results of operations..

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(amounts in thousands)

Corporate debt obligations	500	17	—	—	517
Residential mortgage-backed securities	29,498	387	126	—	29,759
Collateralized mortgage obligations	498	25	—	—	523
Collateralized debt obligations	806	—	—	457	349
Total available for sale	$31,302	$429	$126	$457	$31,148

Held to maturity:
States and political subdivisions	$2,112	$126	$—	$—	$2,238

As of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(amounts in thousands)

Corporate debt obligations	$500	$6	$—	$—	$506
Residential mortgage-backed securities	30,422	285	257	—	30,450
Collateralized mortgage obligations	564	31	—	—	595
Collateralized debt obligations	4,601	—	—	457	4,144
Total available for sale	$36,087	$322	$257	$457	$35,695

Held to maturity:
States and political subdivisions	$2,103	$52	$—	$—	$2,155

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2014 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,306	866
Residential mortgage-backed securities and collateralized mortgage obligations	29,995	30,282
Total available for sale	$31,301	$31,148

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,112	2,238
Total held to maturity	$2,112	$2,238

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

There were no securities pledged as collateral for borrowed funds as of March 31, 2014 and December 31, 2013. In addition, securities with a carrying value of $11.7 million and $12.3 million were pledged to secure public deposits at March 31, 2014 and December 31, 2013, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

As of March 31, 2014	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities and collateralized mortgage obligations	5,289	126	—	—	5,289	126
Total available for sale	$5,289	$126	$—	$—	$5,289	$126

As of December 31, 2013	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	25,286	257	—	—	25,286	257
Total available for sale	$25,286	$257	$—	$—	$25,286	$257

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the periods ended March 31, 2014 and 2013:
	For the Three Months Ended March 31,
	2014	2013

	(amounts in thousands)
Beginning balance	$1,126	$1,219
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	(955)	—
Reductions for securities deemed worthless	—	(54)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$171	$1,165

The Bank sold three Trust Preferred securities, which resulted in a $178,000 gain reflected in the income statement.

NOTE 4.  LOANS

The portfolio of loans outstanding consists of:

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$22,141	3.4%	$23,001	3.5%
Real Estate Construction:
Residential	7,102	1.1	7,389	1.1
Commercial	39,805	6.1	43,749	6.7
Real Estate Mortgage:
Commercial – Owner Occupied	172,110	26.5	170,122	26.0
Commercial – Non-owner Occupied	220,599	33.9	220,364	33.7
Residential – 1 to 4 Family	149,088	22.9	148,160	22.6
Residential – Multifamily	22,874	3.5	24,103	3.7
Consumer	17,061	2.6	17,653	2.7
Total Loans	$650,780	100.0%	$654,541	100.0%

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

An age analysis of past due loans by class at March 31, 2014 and December 31, 2013 follows:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$—	$462	$462	$21,679	$22,141
Real Estate Construction:
Residential	—	—	851	851	6,251	7,102
Commercial	—	—	8,303	8,303	31,502	39,805
Real Estate Mortgage:
Commercial – Owner Occupied	248	—	1,472	1,720	170,390	172,110
Commercial – Non-owner Occupied	—	—	9,558	9,558	211,041	220,599
Residential – 1 to 4 Family	333	2,071	11,954	14,359	134,729	149,088
Residential – Multifamily	—	—	—	—	22,874	22,874
Consumer	—	6	94	99	16,962	17,061
Total Loans	$581	$2,077	$32,694	$35,352	$615,428	$650,780

December 31, 2013	30-59 Dast Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$—	$122	$122	$22,879	$23,001
Real Estate Construction:
Residential	—	—	967	967	6,422	7,389
Commercial	—	—	9,908	9,908	33,841	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	710	1,438	976	3,124	166,998	170,122
Commercial – Non-owner Occupied	—	478	10,853	11,331	209,033	220,364
Residential – 1 to 4 Family	1,013	—	12,914	13,927	134,233	148,160
Residential – Multifamily	—	—	99	99	24,004	24,103
Consumer	32	—	115	147	17,506	17,653
Total Loans	$1,755	$1,916	$35,954	$39,625	$614,916	$654,541

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

Impaired loans at March 31, 2014 and December 31, 2013 are set forth in the following tables.

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Real Estate Construction:
Residential	664	1,405	—
Commercial	8,236	8,259	—
Real Estate Mortgage:
Commercial – Owner Occupied	998	998	—
Commercial – Non-owner Occupied	9,558	11,877	—
Residential – 1 to 4 Family	5,800	5,972	—
Residential – Multifamily	—	—	—
Consumer	94	94	—
	25,350	28,605	—

With an allowance recorded:
Commercial and Industrial	957	957	429
Real Estate Construction:
Residential	187	661	24
Commercial	3,464	3,522	144
Real Estate Mortgage:
Commercial – Owner Occupied	5,947	6,032	221
Commercial – Non-owner Occupied	22,578	22,578	631
Residential – 1 to 4 Family	8,753	9,180	2,749
Residential – Multifamily	368	368	6
Consumer	—	—	—
	42,254	43,298	4,204

Total:
Commercial and Industrial	957	957	429
Real Estate Construction:
Residential	851	2,066	24
Commercial	11,700	11,781	144
Real Estate Mortgage:
Commercial – Owner Occupied	6,945	7,030	221
Commercial – Non-owner Occupied	32,136	34,455	631
Residential – 1 to 4 Family	14,553	15,152	2,749
Residential – Multifamily	368	368	6
Consumer	94	94	—
	$67,604	$71,903	$4,204

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Real Estate Construction:
Residential	780	1,521	—
Commercial	9,568	9,592	—
Real Estate Mortgage:
Commercial – Owner Occupied	787	842	—
Commercial – Non-owner Occupied	10,853	13,153	—
Residential – 1 to 4 Family	9,892	10,084	—
Residential – Multifamily	99	306	—
Consumer	65	65	—
	32,044	35,563	—

With an allowance recorded:
Commercial and Industrial	622	622	131
Real Estate Construction:
Residential	187	661	21
Commercial	2,168	2,225	290
Real Estate Mortgage:
Commercial – Owner Occupied	5,752	5,782	331
Commercial – Non-owner Occupied	22,234	22,234	801
Residential – 1 to 4 Family	5,430	5,857	338
Residential – Multifamily	370	370	6
Consumer	49	49	23
	36,812	37,800	1,941

Total:
Commercial and Industrial	622	622	131
Real Estate Construction:
Residential	967	2,182	21
Commercial	11,736	11,817	290
Real Estate Mortgage:
Commercial – Owner Occupied	6,539	6,624	331
Commercial – Non-owner Occupied	33,087	35,387	801
Residential – 1 to 4 Family	15,322	15,941	338
Residential – Multifamily	469	676	6
Consumer	114	114	23
	$68,856	$73,363	$1,941

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$957	$4	$662	$4
Real Estate Construction:
Residential	851	—	681	—
Commercial	11,723	48	14,875	26
Real Estate Mortgage:
Commercial – Owner Occupied	6,944	74	6,400	61
Commercial – Non-owner Occupied	32,426	319	48,399	353
Residential – 1 to 4 Family	14,632	64	12,133	67
Residential – Multifamily	368	6	2,780	8
Consumer	94	—	203	1
Total	$67,995	$515	$86,133	$520

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

Performing TDRs (not reported as non-accrual loans) totaled $35.0 million and $32.9 million with related allowances of $1.0 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectively. Nonperforming TDRs totaled $14.9 million and $18.1 million with related allowances of $102,000 and $71,000 as of March 31, 2014 and December 31, 2013, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no loans modified during the three months ended March 31, 2014 and 2013.

The following tables show loans that were modified and deemed TDRs that subsequently defaulted during the three months ended March 31, 2014 and 2013.

Three Months Ended March 31,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(amounts in thousands)

Commercial and Industrial	—	$—	—	$—
Real Estate Construction:
Residential	—	—	1	187
Commercial	—	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—
Commercial – Non-owner Occupied	—	—	—	—
Residential – 1-4 Family	—	—	—	—
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$187

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2014 and December 31, 2013 is as follows:

At March 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$19,095	$2,584	$462	$—	$22,141
Real Estate Construction:
Residential	6,251	—	851	—	7,102
Commercial	21,607	2,996	15,202	—	39,805
Real Estate Mortgage:
Commercial – Owner Occupied	164,763	4,631	2,716	—	172,110
Commercial – Non-owner Occupied	200,784	6,775	13,040	—	220,599
Residential – 1 to 4 Family	133,293	2,126	13,669	—	149,088
Residential – Multifamily	21,466	1,040	368	—	22,874
Consumer	16,967	—	94	—	17,061
Total	$584,226	$20,152	$46,402	$—	$650,780

At December 31, 2013	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$20,270	$1,916	$815	$—	$23,001
Real Estate Construction:
Residential	6,422	—	967	—	7,389
Commercial	25,519	—	18,230	—	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	162,606	2,293	5,223	—	170,122
Commercial – Non-owner Occupied	198,321	10,835	11,208	—	220,364
Residential – 1 to 4 Family	131,792	1,925	14,443	—	148,160
Residential – Multifamily	22,580	1,054	469	—	24,103
Consumer	17,538	—	115	—	17,653
Total	$585,048	$18,023	$51,470	$—	$654,541

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2014 and 2013 is as follows:

Allowance for Loan Losses:	For the three months ended March 31, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$591	$—	$—	$282	$873
Real Estate Construction:
Residential	414	—	—	(276)	138
Commercial	948	—	—	(199)	749
Real Estate Mortgage:
Commercial – Owner Occupied	4,735	(80)	2	53	4,710
Commercial – Non-owner Occupied	7,530	—	—	(1,557)	5,973
Residential – 1 to 4 Family	3,612	(20)	—	2,410	6,002
Residential – Multifamily	389	—	—	(19)	370
Consumer	341	(24)	—	2	319
Unallocated	—	—	—	304	304
Total	$18,560	$(124)	$2	$1,000	$19,438

Allowance for Loan Losses:	For the three months ended March 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$470	$—	$—	$(24)	$446
Real Estate Construction:
Residential	845	—	—	(402)	443
Commercial	1,115	—	—	176	1,291
Real Estate Mortgage:
Commercial – Owner Occupied	4,095	—	—	293	4,388
Commercial – Non-owner Occupied	7,379	—	—	34	7,413
Residential – 1 to 4 Family	4,384	(267)	192	195	4,504
Residential – Multifamily	312	—	—	14	326
Consumer	336	—	—	(2)	334
Unallocated	—	—	—	716	716
Total	$18,936	$(267)	$192	$1,000	$19,861

Allowance for Loan Losses, at March 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$429	$444	$873
Real Estate Construction:
Residential	24	114	138
Commercial	144	605	749
Real Estate Mortgage:
Commercial – Owner Occupied	221	4,489	4,710
Commercial – Non-owner Occupied	631	5,342	5,973
Residential – 1 to 4 Family	2,749	3,253	6,002
Residential – Multifamily	6	364	370
Consumer	—	319	319
Unallocated	—	304	304
Total	$4,204	$15,234	$19,438

Allowance for Loan Losses, at December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$131	$460	$591
Real Estate Construction:
Residential	21	393	414
Commercial	290	658	948
Real Estate Mortgage:
Commercial – Owner Occupied	331	4,404	4,735
Commercial – Non-owner Occupied	801	6,729	7,530
Residential – 1 to 4 Family	338	3,274	3,612
Residential – Multifamily	6	383	389
Consumer	23	318	341
Unallocated	—	—	—
Total	$1,941	$16,619	$18,560

Loans, at March 31, 2014:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$957	$21,184	$22,141
Real Estate Construction:
Residential	851	6,251	7,102
Commercial	11,700	28,105	39,805
Real Estate Mortgage:
Commercial – Owner Occupied	6,945	165,165	172,110
Commercial – Non-owner Occupied	32,136	188,463	220,599
Residential – 1 to 4 Family	14,553	134,535	149,088
Residential – Multifamily	368	22,506	22,874
Consumer	94	16,967	17,061
Total	$67,604	$583,176	$650,780

Loans, at December 31, 2013:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$622	$22,379	$23,001
Real Estate Construction:
Residential	967	6,422	7,389
Commercial	11,736	32,013	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	6,539	163,583	170,122
Commercial – Non-owner Occupied	33,087	187,277	220,364
Residential – 1 to 4 Family	15,322	132,838	148,160
Residential – Multifamily	469	23,634	24,103
Consumer	114	17,539	17,653
Total	$68,856	$585,685	$654,541

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$115,908	17.26%	$53,725	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$107,377	15.99%	$26,863	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$107,377	13.56%	$31,673	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
(amounts in thousands except ratios)

Total Risk Based Capital	$115,554	17.04%	$54,259	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$106,952	15.77%	$27,130	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$106,952	13.94%	$30,463	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$115,455	17.19%	$53,725	8%	$67,156	10%
(to Risk Weighted Assets)

Tier 1 Capital	$106,924	15.92%	$26,862	4%	$40,293	6%
(to Risk Weighted Assets)

Tier 1 Capital	$106,924	13.50%	$31,673	4%	$39,591	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
(amounts in thousands except ratios)

Total Risk Based Capital	$114,744	16.92%	$54,259	8%	$67,824	10%
(to Risk Weighted Assets)

Tier 1 Capital	$106,142	15.65%	$27,130	4%	$40,694	6%
(to Risk Weighted Assets)

Tier 1 Capital	$106,142	13.94%	$30,463	4%	$38,079	5%
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

In December of 2013, the Company completed a private placement of newly designated 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share.  The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into 93.9496 shares of Common Stock.  Upon full conversion of the Series B Preferred Stock, the Company will issue up to 1,878,992 shares of Common Stock assuming that the Conversion Rate does not change. The Conversion Rate and the total number of shares to be issued would be adjusted for stock dividends, stock splits and other corporate actions. The Conversion Rate was set using a conversion price for the common stock of $10.6440, which was approximately 20% over the closing price of the common stock on October 10, 2013, the day the Series B Preferred Stock was priced. Proceeds after expenses were $18.5 million. Parke Bancorp utilized a portion of the proceeds to repurchase and retire 16,288 shares of outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company was able to repurchase these shares for an aggregate price of $14.34 million, a discount of $1.9 million.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(457)	$(457)
Unrealized gains on securities without OTTI	303	65
Tax impact	62	157
Other comprehensive income	$(92)	$(235)

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

Cash flows were developed based on the estimated speeds at which the TruPS are expected to prepay (a range of 1% to 2%), the estimated rates at which the TruPS are expected to defer payments, the estimated rates at which the TruPS are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default (95%). TruPS generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new TruPS and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for the Constant Default Rate (“CDR”) are based on the payment characteristics of the TruPS themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the TruPS issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate. The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 400 to 959 basis points).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of March 31, 2014
Corporate debt obligations	$—	$517	$—	$517
Residential mortgage-backed securities	—	29,759	—	29,759
Collateralized mortgage-backed securities		523	—	523
Collateralized debt obligations	—	—	349	349
Total	$—	$30,799	$349	$31,148

As of December 31, 2013
Corporate debt obligations	$—	$506	$—	$506
Residential mortgage-backed securities	—	30,450	—	30,450
Collateralized mortgage-backed securities		595	—	595
Collateralized debt obligations	—	—	4,144	4,144
Total	$—	$31,551	$4,144	$35,695

For the three months ended March 31, 2014, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31:

	Securities Available for Sale
	2014	2013
	(amounts in thousands)
Beginning balance at January 1,	$4,144	$3,942
Total net gains included in:
Net gain	178	—
Other comprehensive income	—	52
Settlements	(3,973)	—
Net transfers into Level 3	—	—
Ending balance	$349	$3,994

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2014
Collateral dependent impaired loans	$—	$—	$38,005	$38,005
OREO	—	—	29,642	29,642

As of December 31, 2013
Collateral dependent impaired loans	$—	$—	$41,311	$41,311
OREO	—	—	28,910	28,910

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $38.0 million and $41.3 million at March 31, 2014 and December 31, 2013 respectively, with a valuation allowance of $3.4 million and $1.0 million at March 31, 2014 and December 31, 2013, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The Company used the following methods and assumptions in estimating the fair value of the following financial instruments:

Investment Securities: Fair value of securities available for sale is described above. Fair value of held to maturity securities is based upon quoted market prices.

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

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2014 and December 31, 2013:

	Level in	March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$51,379	$51,379	$45,661	$45,661
Investment securities AFS	(1)	31,148	31,148	35,695	35,695
Investment securities HTM	Level 2	2,112	2,238	2,103	2,155
Restricted stock	Level 2	3,413	3,413	3,618	3,618
Loans held for sale	Level 2	17,357	17,357	12,069	12,069
Loans, net	(2)	631,342	634,944	635,981	641,449
Accrued interest receivable	Level 2	2,804	2,804	2,717	2,717

Financial Liabilities:
Demand and savings deposits	Level 2	$372,382	$372,382	$383,412	$383,412
Time deposits	Level 2	261,071	263,034	243,356	245,094
Borrowings	Level 2	64,139	60,408	68,683	64,185
Accrued interest payable	Level 2	454	454	423	423

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the three months ended March 31,
	2014	2013
	(Amount in thousands)
Income Taxes
Pre-tax Income	$3,625	$3,614
Income Tax Expense	1,162	1,370

For the three months ended March 31, 2014, the Company recorded a net tax expense of $1.2 million compared to a net tax expense of $1.4 million for the three months ended March 31, 2013.

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

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
	(Amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$2,026	$1,883
Average common shares outstanding	5,988,742	5,927,010
Basic earnings per common share	$0.34	$0.32

Diluted earnings per common share
Net income available to common shareholders	$2,026	$1,883
Dividend on Preferred Series B	300	—
Average common shares outstanding	5,988,742	5,927,010
Dilutive potential common shares	1,927,822	3,207
Total diluted average common shares outstanding	7,916,564	5,930,217
Diluted earnings per common share	$0.29	$0.32

For the three months ended March 31, 2013, options to purchase 301,555 shares were outstanding but were not included in the computation of diluted EPS because the options' common stock equivalents were antidilutive.

In May of 2013 the Company paid a 10% common stock dividend to shareholders. All weighted share information has been retroactively adjusted to give effect to this stock dividend for the periods presented.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after March 31, 2014 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

At March 31, 2014, the Company’s total assets increased to $800.0 million from $794.9 million at December 31, 2013, an increase of $5.1 million or 0.6%, primarily due to an increase in loans available for sale.

Cash and cash equivalents increased $5.7 million to $51.4 million at March 31, 2014 from $45.7 million at December 31, 2013.

Total investment securities decreased to $33.26 million at March 31, 2014 from $37.80 million at December 31, 2013, a decrease of $4.54 million or 12.0%. The decrease was due to the sale of three TruPS collateralized debt investment securities. Due to the recently enacted Volcker Rule, financial institutions are no longer permitted to hold these securities in portfolio. The sale generated a gain of $178,000.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months and ended March 31, 2014, the Company did not recognize any credit-related OTTI charges.

Total gross loans decreased to $650.8 million at March 31, 2014 from $654.5 million at December 31, 2013, a decrease of $3.7 million or 0.6%.

Delinquent loans totaled $35.4 million or 5.4% of total loans at March 31, 2014, a decrease of $4.3 million from December 31, 2013. Delinquent loan balances by number of days delinquent were: 30 to 89 days --- $2.7 million; 90 days and greater not accruing interest --- $32.7 million.

At March 31, 2014, the Company had $32.7 million in nonaccrual loans or 5.0% of total loans, a decrease from $36.0 million or 5.5% of total loans at December 31, 2013. The three largest nonperforming loans are a $5.0 million retail center construction loan, a $4.7 residential home loan, and a $3.0 million residential home loan.

The composition of nonaccrual loans as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(Amounts in thousands except ratios)
Commercial and Industrial	$462	$122
Real Estate Construction:
Residential	851	967
Commercial	8,303	9,908
Real Estate Mortgage:
Commercial – Owner Occupied	1,472	976
Commercial – Non-owner Occupied	9,558	10,853
Residential – 1 to 4 Family	11,954	12,914
Residential – Multifamily	—	99
Consumer	94	115
Total	$32,694	$35,954

Nonperforming loans to total loans	5.0%	5.5%

At March 31, 2014, allowance for loan losses was $19.4 million, as compared to $18.6 million at December 31, 2013. The ratio of allowance for loan losses to total loans was 3.0% at March 31, 2014 compared to 2.8% at December 31, 2013. The increase is due to the establishment of a $2.4 million specific reserve on a nonperforming residential mortgage loan based on an updated appraisal. The ratio of allowance for loan losses to non-performing loans improved to 59.5% at March 31, 2014, compared to 51.6% at December 31, 2013. During the three month period ended March 31, 2014, the Company charged-off $124,000 in loans, and recovered $2,000. Compared to $267,000 charged off in 2013 and no recoveries. Specific allowances for loan losses have been established in the amount of $4.2 million on impaired loans totaling $67.6 million at March 31, 2014, as compared to $1.9 million at December 31, 2013. We have provided for all losses that are both probable and reasonably estimable at March 31, 2014 and December 31, 2013. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these nonperforming loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall. With all these measures in place, our nonperforming assets have decreased from 8.2% of total assets at December 31, 2013 to 7.8% at March 31, 2014. See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at March 31, 2014 was $29.6 million, compared to $28.9 million at December 31, 2013, the largest being a condominium development valued at $11.9 million.

An analysis of OREO activity is as follows:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Balance at beginning of period	$28,910	$26,057
Real estate acquired in settlement of loans	1,324	1,030
Sales of real estate	(241)	(817)
Loss on sale of real estate	(76)	(206)
Write-down of real estate carrying values	(319)	(158)
Donated property	(22)	—
Capitalized improvements to real estate	66	—
Balance at end of period	$29,642	$25,906

At March 31, 2014, the Bank’s total deposits increased to $633.5 million from $626.8 million at December 31, 2013, an increase of $6.7 million or 1.1%.

At March 31, 2014, total shareholders’ equity increased to $95.9 million from $93.7 million at December 31, 2013, an increase of $2.2 million, or 2.3%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General: Net income available to common shareholders for the three months ended March 31, 2014 was $2.0 million, compared to $1.9 million for the same period in 2013. The change was impacted by the following:

Interest Income: Interest income increased $314,000, or 3.4%, to $9.6 million for the three months ended March 31, 2014, from $9.3 million for the three months ended March 31, 2013. The increase is attributable to higher yield on loans and an increase in average loan balances. Average loans for the three month period ended March 31, 2014 were $652.7 million compared to $631.0 million for the same period last year. The average yield on loans was 5.30% for the three months ended March 31, 2014 compared to 5.13% for the same period in 2013.

Interest Expense: Interest expense decreased $199,000 to $1.4 million for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and the drop in the average deposit balances. The average rate paid on deposits for the three month period ended March 31, 2014 was 0.80% compared to 0.92% for the same period last year.

Net Interest Income: Net interest income increased $513,000 to $8.2 million for the three months ended March 31, 2014, as compared to $7.7 million for the same period last year. We experienced an increase in our net interest rate spread of 21 basis points, to 4.44% for the three months ended March 31, 2014, from 4.13% for the same period last year. Our net interest margin increased 20 basis points to 4.53% for the three months ended March 31, 2014, from 4.33% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $1.0 million for the three months ended March 31, 2014, unchanged from the same period last year.

Non-interest Income: Non-interest income was $960,000 for the three months ended March 31, 2014, compared to $647,000 for the same period last year. The increase was primarily attributable to a $178,000 increase in gain on the sale of investment securities and a $290,000 increase in other fee income off-set by a decline in gain on sale of SBA loans of $178,000.

Non-interest Expense: Non-interest expense increased $815,000 to $4.5 million for the three months ended March 31, 2014, from $3.8 million for the three months ended March 31, 2013. The increase was primarily due to a $375,000 increase in OREO expenses. Also contributing was an increase in compensation and benefits of $185,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes: The Company recorded income tax expense of $1.2 million, on income before taxes of $3.6 million for the three months ended March 31, 2014, resulting in an effective tax rate of 32.1%, compared to income tax expense of $1.4 million on income before taxes of $3.6 million for the same period of 2013, resulting in an effective tax rate of 37.9%. The decrease is due to an immaterial over accrual in a prior period that was corrected during the current period.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$652,666	$9,290	5.77%	$630,983	$9,045	5.81%
Investment securities	39,642	293	3.00%	21,735	205	3.83%
Federal funds sold and cash equivalents	43,015	23	0.22%	67,438	42	0.25%
Total interest-earning assets	735,323	$9,606	5.30%	720,156	$9,292	5.13%

Other assets	77,122			64,417
Allowance for loan losses	(19,071)			(19,577)
Total assets	$793,374			$764,996

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$27,231	$34	0.51%	$23,111	$33	0.58%
Money markets	93,797	138	0.60%	85,352	146	0.69%
Savings	221,659	341	0.62%	229,756	415	0.73%
Time deposits	246,039	643	1.06%	245,032	724	1.20%
Brokered certificates of deposit	8,399	21	1.01%	19,789	56	1.15%
Total interest-bearing deposits	597,125	1,177	0.80%	603,040	1,374	0.92%
Borrowings	65,204	221	1.37%	43,823	223	2.06%
Total interest-bearing liabilities	662,329	1,398	0.86%	646,863	1,597	1.00%

Non-interest bearing deposits	31,965			28,838
Other liabilities	4,950			4,227
Total liabilities	36,915			33,065
Shareholders’ equity	94,130			85,068
Total liabilities and shareholders’ equity	$793,374			$764,996
Net interest income		$8,208			$7,695
Interest rate spread			4.44%			4.13%
Net interest margin			4.53%			4.33%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 102.7 % and 104.4% at March 31, 2014 and December 31, 2013, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2014. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2014, the Company maintained lines of credit with the FHLB of $93.9 million, of which $43.2 million was outstanding at March 31, 2014.

As of March 31 2014, the Company's investment securities portfolio included $29.7 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At March 31, 2014, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date: May 15, 2014	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)