Form 10-Q
period 2014-06-30
PARKE BANCORP, INC.
filed 2014-08-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014.
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
Yes [  ]                No [X]

As of August 14, 2014, there were issued and outstanding 5,991,859 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	June 30,	December 31,
	2014	2013
Assets
Cash and due from financial institutions	$3,163	$4,278
Federal funds sold and cash equivalents	66,585	41,383
Total cash and cash equivalents	69,748	45,661
Investment securities available for sale, at fair value	30,407	35,695
Investment securities held to maturity (fair value of $2,283 at June 30, 2014 and $2,155 at December 31, 2013)	2,121	2,103
Total investment securities	32,528	37,798
Loans held for sale	12,098	12,069
Loans, net of unearned income	658,395	654,541
Less: Allowance for loan losses	(17,459)	(18,560)
Net loans	640,936	635,981
Accrued interest receivable	2,763	2,717
Premises and equipment, net	3,801	3,864
Other real estate owned (OREO)	24,156	28,910
Restricted stock, at cost	3,512	3,618
Bank owned life insurance (BOLI)	11,284	11,106
Deferred tax asset	12,335	12,260
Other assets	6,099	959
Total Assets	$819,260	$794,943

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$39,398	$35,986
Interest-bearing deposits	609,385	590,782
Total deposits	648,783	626,768
FHLBNY borrowings	50,692	55,280
Subordinated debentures	13,403	13,403
Accrued interest payable	462	423
Other liabilities	7,517	5,105
Total liabilities	720,857	700,979
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at June 30, 2014 and December 31, 2013	20,000	20,000
Common stock, $.10 par value; authorized 10,000,000 shares; Issued: 6,202,759 shares at June 30, 2014 and 6,193,710 shares at December 31, 2013	620	619
Additional paid-in capital	51,264	51,204
Retained earnings	28,222	24,308
Accumulated other comprehensive loss	112	(235)
Treasury stock, 210,900 shares at June 30, 2014 and December 31, 2013, at cost	(2,180)	(2,180)
Total shareholders’ equity	98,038	93,716
Noncontrolling interest in consolidated subsidiaries	365	248
Total equity	98,403	93,964
Total liabilities and equity	$819,260	$794,943

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
	(in thousands except share data)		(in thousands except share data)
Interest income:
Interest and fees on loans	$18,732	$17,811	$9,442	$8,765
Interest and dividends on investments	556	383	262	179
Interest on federal funds sold and cash equivalents	55	73	32	33
Total interest income	19,343	18,267	9,736	8,977
Interest expense:
Interest on deposits	2,363	2,664	1,186	1,289
Interest on borrowings	437	426	216	204
Total interest expense	2,800	3,090	1,402	1,493
Net interest income	16,543	15,177	8,334	7,484
Provision for loan losses	2,000	2,000	1,000	1,000
Net interest income after provision for loan losses	14,543	13,177	7,334	6,484
Noninterest income:
Gain on sale of SBA loans	1,332	1,468	1,011	969
Loan fees	461	323	246	161
Net income from BOLI	178	185	90	94
Service fees on deposit accounts	115	116	58	65
Loss on sale and write-down of real estate owned	(435)	(455)	(39)	(91)
Realized gain on sale of AFS securities	178	—	—	—
Other	788	323	293	113
Total noninterest income	2,617	1,960	1,659	1,311
Noninterest expense:
Compensation and benefits	3,605	3,382	1,761	1,724
Professional services	748	756	338	439
Occupancy and equipment	592	483	296	239
Data processing	245	243	128	132
FDIC insurance	491	544	251	296
OREO expense	2,008	788	1,248	403
Other operating expense	1,748	1,759	872	994
Total noninterest expense	9,437	7,955	4,894	4,227
Income before income tax expense	7,723	7,182	4,099	3,568
Income tax expense	2,426	2,645	1,264	1,275
Net income attributable to Company and noncontrolling interest	5,297	4,537	2,835	2,293
Net income attributable to noncontrolling interest	(486)	(412)	(349)	(305)
Net income attributable to Company	4,811	4,125	2,486	1,988
Preferred stock dividend and discount accretion	600	510	300	256
Net income available to common shareholders	$4,211	$3,615	$2,186	$1,732

Earnings per common share:
Basic	$0.70	$0.61	$0.36	$0.29
Diluted	$0.61	$0.61	$0.31	$0.29
Weighted average shares outstanding:
Basic	5,990,309	5,944,915	5,991,859	5,962,623
Diluted	7,923,201	5,944,915	7,930,518	5,963,606
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income attributable to Company	$4,811	$4,125	$2,486	$1,988
Unrealized (losses) gains on securities:
Non-credit related unrealized gains on securities with OTTI	—	15	—	3
Unrealized gains (losses) on securities without OTTI	579	(304)	341	(243)
Less re-class adjustment for gains on securities included in net income	(178)	—	—	—
Tax Impact	(232)	116	(136)	96
Total unrealized gains (losses) on securities	169	(173)	205	(144)
Gross pension liability adjustments	—	100	—	47
Tax Impact	—	(40)	—	(19)
Total pension liability adjustment	—	60	—	28
Total other comprehensive income (loss)	169	(113)	205	(116)
Total comprehensive income	$4,980	$4,012	$2,691	$1,872
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2013	$20,000	6,193,710	$619	$51,204	$24,308	$(235)	$(2,180)	$93,716	$248	$93,964
Capital withdrawals by noncontrolling interest									(369)	(369)
Stock options exercised		9,049	1	60				61		61
Net income					4,811			4,811	486	5,297
Changes in other comprehensive income						347		347		347
Dividend on preferred stock					(600)			(600)		(600)
Dividend on common stock					(297)			(297)		(297)
Balance, June 30, 2014	$20,000	6,202,759	$620	$51,264	$28,222	$112	$(2,180)	$98,038	$365	$98,403
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended June 30,
	2014	2013
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$5,297	$4,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	169
Provision for loan losses	2,000	2,000
Provision for OREO	500	—
Net gain from sales of investment securities	(178)	—
Bank owned life insurance	(178)	(185)
Supplemental executive retirement plan expense	—	17
Gain on sale of SBA loans	(1,332)	(1,468)
SBA loans originated for sale	(11,678)	(11,831)
Proceeds from sale of SBA loans originated for sale	12,981	13,096
Loss on sale & write down of OREO	434	454
Net accretion of purchase premiums and discounts on securities	5	21
Contribution of OREO property	22	—
Deferred income tax benefit	(7,889)	(284)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable and other assets	3,256	894
Increase (decrease) in accrued interest payable and other accrued liabilities	1,052	(605)
Net cash provided by operating activities	4,467	6,815
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	(2,022)
Redemptions of restricted stock	106	176
Proceeds from sale and call of securities available for sale	3,974	1,000
Proceeds from maturities and principal payments on mortgage backed securities	2,048	2,501
Proceeds from sale of OREO	5,871	3,157
Advances on OREO	(361)	(63)
Net increase in loans	(8,667)	(15,541)
Purchases of bank premises and equipment	(112)	(94)
Net cash provided by (used in) investing activities	2,859	(10,886)
Cash Flows from Financing Activities:
Payment of dividend on preferred stock	(357)	(409)
Cash payment of fractional shares on 10% stock dividend	—	(2)
Minority interest capital withdrawal, net	(370)	(1,164)
Proceeds from exercise of stock options and warrants	61	290
Redemption payment for TARP Warrant	—	(1,650)
Net decrease in FHLBNY and short term borrowings	(4,588)	(83)
Net decrease in other borrowed funds	—	(5,000)
Net increase (decrease) in noninterest-bearing deposits	3,412	(397)
Net increase (decrease) in interest-bearing deposits	18,603	(27,291)
Net cash provided by (used in) financing activities	16,761	(35,706)
Net increase (decrease) in cash and cash equivalents	24,087	(39,777)
Cash and Cash Equivalents, January 1,	45,661	76,866
Cash and Cash Equivalents, June 30,	$69,748	$37,089
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$2,761	$3,152
Income taxes	$4,300	$2,708
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$1,712	$1,160

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

The FDIC and the Department Consent Orders: On April 9, 2012, the Bank entered into Consent Orders with the FDIC and the Department. Under the Consent Orders, the terms of which are substantially identical, the Bank was required to: (i) to adopt and implement a plan to reduce the Bank’s position in delinquent or classified assets; (ii) to adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio and the identification of problem credits; (iii) to review and revise the Bank’s loan policies and procedures to address identified lending deficiencies; and (iv) to adopt and implement a plan to reduce and manage each of the concentrations of credit identified by the FDIC and the Department. Effective May 19, 2014, the FDIC and the Department terminated the Consent Orders entered into between Parke Bank, the Company’s wholly owned subsidiary, and the FDIC and the Department.

Federal Reserve Bank Memorandum of Understanding: On December 18, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”). Pursuant to the terms of the MOU, the Company: (i) was required to submit an updated comprehensive capital plan to address the Bank’s long-term capital needs and the repayment of the Series A Preferred Stock; (ii)  was prohibited from paying any common stock dividend or paying interest on our outstanding trust preferred securities without prior Federal Reserve Bank approval if the Bank was less than well capitalized or the payment would cause it to be less than well capitalized; (iii) was prohibited from redeeming any securities without prior Federal Reserve Bank approval or incurring any debt with a maturity greater than one year; and (iv) required to submit various budget and cash flow projections and other reports. Effective August 4, 2014, the MOU was lifted by the Federal Reserve Bank.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the six months and three months ended June 30, 2014 and 2013 are unaudited. The balance sheet as of December 31, 2013, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (ASU 2014-09),” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$500	$17	$—	$—	$517
Residential mortgage-backed securities	28,456	681	78	—	29,059
Collateralized mortgage obligations	458	24	—	—	482
Collateralized debt obligations	806	—	—	457	349
Total available for sale	$30,220	$722	$78	$457	$30,407

Held to maturity:
States and political subdivisions	$2,121	$162	$—	$—	$2,283

As of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair Value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$500	$6	$—	$—	$506
Residential mortgage-backed securities	30,422	285	257	—	30,450
Collateralized mortgage obligations	564	31	—	—	595
Collateralized debt obligations	4,601	—	—	457	4,144
Total available for sale	$36,087	$322	$257	$457	$35,695

Held to maturity:
States and political subdivisions	$2,103	$52	$—	$—	$2,155

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2014 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,306	866
Residential mortgage-backed securities and collateralized mortgage obligations	28,914	29,541
Total available for sale	$30,220	$30,407

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,121	2,283
Total held to maturity	$2,121	$2,283

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

There were no securities pledged as collateral for borrowed funds as of June 30, 2014 and December 31, 2013. Securities with a carrying value of $11.1 million and $12.3 million were pledged to secure public deposits at June 30, 2014 and December 31, 2013, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

As of June 30, 2014	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage backed securities and collateralized mortgage obligations	4,376	78	—	—	4,376	78
Total available for sale	$4,376	$78	$—	$—	$4,376	$78

As of December 31, 2013	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	25,286	257	—	—	25,286	257
Total available for sale	$25,286	$257	$—	$—	$25,286	$257

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the six month and three month periods ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013

	(amounts in thousands)
Beginning balance	$1,126	$1,219
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	(955)	—
Reductions for securities deemed worthless	—	(54)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$171	$1,165

	For the Three Months Ended June 30,
	2014	2013

	(amounts in thousands)
Beginning balance	$171	$1,165
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	—	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$171	$1,165

During the six months ended June 30, 2014, the Bank sold three Trust Preferred securities, which resulted in a $178,000 gain reflected in the income statement.

NOTE 4.  LOANS

The portfolio of loans outstanding consists of the following:

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$27,717	4.2%	$23,001	3.5%
Real Estate Construction:
Residential	6,147	0.9	7,389	1.1
Commercial	36,609	5.6	43,749	6.7
Real Estate Mortgage:
Commercial – Owner Occupied	172,167	26.2	170,122	26.0
Commercial – Non-owner Occupied	226,023	34.3	220,364	33.7
Residential – 1 to 4 Family	149,427	22.7	148,160	22.6
Residential – Multifamily	23,635	3.6	24,103	3.7
Consumer	16,670	2.5	17,653	2.7
Total Loans	$658,395	100.0%	$654,541	100.0%

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

An age analysis of past due loans by class at June 30, 2014 and December 31, 2013 follows:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$—	$61	$61	$27,656	$27,717
Real Estate Construction:
Residential	—	—	512	512	5,635	6,147
Commercial	—	—	13,232	13,232	23,377	36,609
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,262	1,262	170,905	172,167
Commercial – Non-owner Occupied	—	888	9,214	10,102	215,921	226,023
Residential – 1 to 4 Family	—	320	8,775	9,095	140,332	149,427
Residential – Multifamily	443	—	—	443	23,192	23,635
Consumer	7	—	94	101	16,569	16,670
Total Loans	$450	$1,208	$33,150	$34,808	$623,587	$658,395

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$—	$122	$122	$22,879	$23,001
Real Estate Construction:
Residential	—	—	967	967	6,422	7,389
Commercial	—	—	9,908	9,908	33,841	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	710	1,438	976	3,124	166,998	170,122
Commercial – Non-owner Occupied	—	478	10,853	11,331	209,033	220,364
Residential – 1 to 4 Family	1,013	—	12,914	13,927	134,233	148,160
Residential – Multifamily	—	—	99	99	24,004	24,103
Consumer	32	—	115	147	17,506	17,653
Total Loans	$1,755	$1,916	$35,954	$39,625	$614,916	$654,541

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

Impaired loans at June 30, 2014 and December 31, 2013 are set forth in the following tables.

June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$61	$456	$—
Real Estate Construction:
Residential	512	1,253	—
Commercial	13,166	13,202	—
Real Estate Mortgage:
Commercial – Owner Occupied	977	1,160	—
Commercial – Non-owner Occupied	9,213	11,556	—
Residential – 1 to 4 Family	2,108	2,132	—
Residential – Multifamily	—	—	—
Consumer	94	94	—
	26,131	29,853	—

With an allowance recorded:
Commercial and Industrial	488	488	9
Real Estate Construction:
Residential	—	—	—
Commercial	3,426	3,484	135
Real Estate Mortgage:
Commercial – Owner Occupied	5,645	5,731	133
Commercial – Non-owner Occupied	22,022	22,022	615
Residential – 1 to 4 Family	9,048	11,991	700
Residential – Multifamily	366	366	6
Consumer	—	—	—
	40,995	44,082	1,598

Total:
Commercial and Industrial	549	944	9
Real Estate Construction:
Residential	512	1,253	—
Commercial	16,592	16,686	135
Real Estate Mortgage:
Commercial – Owner Occupied	6,622	5,891	133
Commercial – Non-owner Occupied	31,235	33,578	615
Residential – 1 to 4 Family	11,156	14,123	700
Residential – Multifamily	366	366	6
Consumer	94	94	—
	$67,126	$73,935	$1,598

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Real Estate Construction:
Residential	780	1,521	—
Commercial	9,568	9,592	—
Real Estate Mortgage:
Commercial – Owner Occupied	787	842	—
Commercial – Non-owner Occupied	10,853	13,153	—
Residential – 1 to 4 Family	9,892	10,084	—
Residential – Multifamily	99	306	—
Consumer	65	65	—
	32,044	35,563	—

With an allowance recorded:
Commercial and Industrial	622	622	131
Real Estate Construction:
Residential	187	661	21
Commercial	2,168	2,225	290
Real Estate Mortgage:
Commercial – Owner Occupied	5,752	5,782	331
Commercial – Non-owner Occupied	22,234	22,234	801
Residential – 1 to 4 Family	5,430	5,857	338
Residential – Multifamily	370	370	6
Consumer	49	49	23
	36,812	37,800	1,941

Total:
Commercial and Industrial	622	622	131
Real Estate Construction:
Residential	967	2,182	21
Commercial	11,736	11,817	290
Real Estate Mortgage:
Commercial – Owner Occupied	6,539	6,624	331
Commercial – Non-owner Occupied	33,087	35,387	801
Residential – 1 to 4 Family	15,322	15,941	338
Residential – Multifamily	469	676	6
Consumer	114	114	23
	$68,856	$73,363	$1,941

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the six months and three months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$822	$8	$688	$13
Real Estate Construction:
Residential	652	—	736	—
Commercial	18,348	231	14,864	51
Real Estate Mortgage:
Commercial – Owner Occupied	6,868	133	6,550	131
Commercial – Non-owner Occupied	32,658	624	49,258	874
Residential – 1 to 4 Family	12,776	115	11,890	136
Residential – Multifamily	368	12	2,631	60
Consumer	94	1	252	3
Total	$72,586	$1,124	$86,869	$1,268

	Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$753	$4	$631	$4
Real Estate Construction:
Residential	588	—	769	—
Commercial	18,329	115	14,856	26
Real Estate Mortgage:
Commercial – Owner Occupied	6,783	59	6,564	69
Commercial – Non-owner Occupied	32,111	304	49,113	484
Residential – 1 to 4 Family	12,580	56	11,877	69
Residential – Multifamily	367	6	2,215	49
Consumer	94	1	252	1
Total	$71,605	$545	$86,277	$702

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

A borrower with a restructured loan must make a minimum of six consecutive monthly payments at the restructured level and be current as to both interest and principal to be returned to accrual status.

Performing TDRs (not reported as non-accrual loans) totaled $35.0 million and $32.9 million with related allowances of $935,000 and $1.1 million as of June 30, 2014 and December 31, 2013, respectively. Nonperforming TDRs totaled $12.1 million and $18.1 million with related allowances of $454,000 and $71,000 as of June 30, 2014 and December 31, 2013, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no loans modified as a TDR during the six months ended June 30, 2014 and 2013.

There were no loans that were modified and deemed TDRs that subsequently defaulted during the three and six months ended June 30, 2014. One loan with a recorded investment of $187,000 subsequently defaulted during the six months ended June 30, 2013. Some loans classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, foreclosed, sold or it meets the criteria to be removed from TDR status.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2014 and December 31, 2013 is as follows:

At June 30, 2014	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$24,687	$2,639	$391	$—	$27,717
Real Estate Construction:
Residential	5,635	—	512	—	6,147
Commercial	20,418	2,959	13,232	—	36,609
Real Estate Mortgage:
Commercial – Owner Occupied	164,835	4,893	2,439	—	172,167
Commercial – Non-owner Occupied	206,867	6,720	12,436	—	226,023
Residential – 1 to 4 Family	136,920	2,005	10,502	—	149,427
Residential – Multifamily	23,269	—	366	—	23,635
Consumer	16,576	—	94	—	16,670
Total	$599,207	$19,216	$39,972	$—	$658,395

At December 31, 2013	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$20,270	$1,916	$815	$—	$23,001
Real Estate Construction:
Residential	6,422	—	967	—	7,389
Commercial	25,519	—	18,230	—	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	162,606	2,293	5,223	—	170,122
Commercial – Non-owner Occupied	198,321	10,835	11,208	—	220,364
Residential – 1 to 4 Family	131,792	1,925	14,443	—	148,160
Residential – Multifamily	22,580	1,054	469	—	24,103
Consumer	17,538	—	115	—	17,653
Total	$585,048	$18,023	$51,470	$—	$654,541

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

An analysis of the allowance for loan losses for the six month and three month periods ended June 30, 2014 and 2013 is as follows:

Allowance for Loan Losses:	For the six months ended June 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$591	$(395)	$—	$504	$700
Real Estate Construction:
Residential	414	—	5	(330)	89
Commercial	948	—	—	(272)	676
Real Estate Mortgage:
Commercial – Owner Occupied	4,735	(263)	2	(179)	4,295
Commercial – Non-owner Occupied	7,530	—	—	(1,504)	6,026
Residential – 1 to 4 Family	3,612	(2,437)	11	3,810	4,996
Residential – Multifamily	389	—	—	(7)	382
Consumer	341	(24)	—	(22)	295
Unallocated	—	—	—	—	—
Total	$18,560	$(3,119)	$18	$2,000	$17,459

Allowance for Loan Losses:	For the six months ended June 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$470	$—	$—	$105	$575
Real Estate Construction:
Residential	845	—	—	(272)	573
Commercial	1,115	—	—	271	1,386
Real Estate Mortgage:
Commercial – Owner Occupied	4,095	—	1	272	4,368
Commercial – Non-owner Occupied	7,379	—	—	1,192	8,571
Residential – 1 to 4 Family	4,384	(267)	197	231	4,545
Residential – Multifamily	312	—	—	4	316
Consumer	336	—	—	(4)	332
Unallocated	—	—	—	201	201
Total	$18,936	$(267)	$198	$2,000	$20,867

Allowance for Loan Losses:	For the three months ended June 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$873	$(395)	$—	$222	$700
Real Estate Construction:
Residential	138	—	5	(54)	89
Commercial	749	—	—	(73)	676
Real Estate Mortgage:
Commercial – Owner Occupied	4,710	(182)	—	(233)	4,295
Commercial – Non-owner Occupied	5,973	—	—	53	6,026
Residential – 1 to 4 Family	6,001	(2,417)	11	1,401	4,996
Residential – Multifamily	370	—	—	12	382
Consumer	319	—	—	(24)	295
Unallocated	304	—	—	(304)	—
Total	$19,437	$(2,994)	$16	$1,000	$17,459

Allowance for Loan Losses:	For the three months ended June 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$446	$—	$—	$129	$575
Real Estate Construction:
Residential	443	—	—	130	573
Commercial	1,291	—	—	95	1,386
Real Estate Mortgage:
Commercial – Owner Occupied	4,388	—	1	(21)	4,368
Commercial – Non-owner Occupied	7,413	—	—	1,158	8,571
Residential – 1 to 4 Family	4,504	—	5	36	4,545
Residential – Multifamily	326	—	—	(10)	316
Consumer	334	—	—	(2)	332
Unallocated	716	—	—	(515)	201
Total	$19,861	$—	$6	$1,000	$20,867

Allowance for Loan Losses, at June 30, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$9	$691	$700
Real Estate Construction:
Residential	—	89	89
Commercial	135	541	676
Real Estate Mortgage:
Commercial – Owner Occupied	133	4,162	4,295
Commercial – Non-owner Occupied	615	5,411	6,026
Residential – 1 to 4 Family	700	4,296	4,996
Residential – Multifamily	6	376	382
Consumer	—	295	295
Unallocated	—	—	—
Total	$1,598	$15,861	$17,459

Allowance for Loan Losses, at December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$131	$460	$591
Real Estate Construction:
Residential	21	393	414
Commercial	290	658	948
Real Estate Mortgage:
Commercial – Owner Occupied	331	4,404	4,735
Commercial – Non-owner Occupied	801	6,729	7,530
Residential – 1 to 4 Family	338	3,274	3,612
Residential – Multifamily	6	383	389
Consumer	23	318	341
Unallocated	—	—	—
Total	$1,941	$16,619	$18,560

Loans, at June 30, 2014:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$549	$27,168	$27,717
Real Estate Construction:
Residential	512	5,635	6,147
Commercial	16,592	20,017	36,609
Real Estate Mortgage:
Commercial – Owner Occupied	6,622	165,545	172,167
Commercial – Non-owner Occupied	31,235	194,788	226,023
Residential – 1 to 4 Family	11,156	138,271	149,427
Residential – Multifamily	366	23,269	23,635
Consumer	94	16,576	16,670
Total	$67,126	$591,269	$658,395

Loans, at December 31, 2013:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$622	$22,379	$23,001
Real Estate Construction:
Residential	967	6,422	7,389
Commercial	11,736	32,013	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	6,539	163,583	170,122
Commercial – Non-owner Occupied	33,087	187,277	220,364
Residential – 1 to 4 Family	15,322	132,838	148,160
Residential – Multifamily	469	23,634	24,103
Consumer	114	17,539	17,653
Total	$68,856	$585,685	$654,541

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$118,247	17.52%	$54,007	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$109,698	16.25%	$27,004	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$109,698	13.73%	$31,967	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
(amounts in thousands except ratios)

Total Risk Based Capital	$115,554	17.04%	$54,259	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$106,952	15.77%	$27,130	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$106,952	13.94%	$30,463	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$118,397	17.54%	$54,007	8%	$67,508	10%
(to Risk Weighted Assets)

Tier 1 Capital	$109,848	16.27%	$27,003	4%	$40,505	6%
(to Risk Weighted Assets)

Tier 1 Capital	$109,848	13.75%	$31,967	4%	$39,959	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
(amounts in thousands except ratios)

Total Risk Based Capital	$114,744	16.92%	$54,259	8%	$67,824	10%
(to Risk Weighted Assets)

Tier 1 Capital	$106,142	15.65%	$27,130	4%	$40,694	6%
(to Risk Weighted Assets)

Tier 1 Capital	$106,142	13.94%	$30,463	4%	$38,079	5%
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

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(457)	$(457)
Unrealized gains on securities without OTTI	644	65
Tax impact	(75)	157
Accumulated other comprehensive income	$112	$(235)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of June 30, 2014
Corporate debt obligations	$—	$517	$—	$517
Residential mortgage-backed securities	—	29,059	—	29,059
Collateralized mortgage-backed securities	—	482	—	482
Collateralized debt obligations	—	—	349	349
Total	$—	$30,058	$349	$30,407

As of December 31, 2013
Corporate debt obligations	$—	$506	$—	$506
Residential mortgage-backed securities	—	30,450	—	30,450
Collateralized mortgage-backed securities	—	595	—	595
Collateralized debt obligations	—	—	4,144	4,144
Total	$—	$31,551	$4,144	$35,695

For the six months ended June 30, 2014, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30:

	Securities Available for Sale
	2014	2013
	(amounts in thousands)
Beginning balance at January 1,	$4,144	$3,942
Total net gains included in:
Net gain	—	—
Other comprehensive income	—	89
Settlements	(3,795)	—
Net transfers into Level 3	—	—
Ending balance	$349	$4,031

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2014
Collateral dependent impaired loans	$—	$—	$40,211	$40,211
OREO	—	—	24,156	24,156

As of December 31, 2013
Collateral dependent impaired loans	$—	$—	$41,311	$41,311
OREO	—	—	28,910	28,910

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $38.4 million and $41.3 million at June 30, 2014 and December 31, 2013 respectively, with a valuation allowance of $806,000 and $1.0 million at June 30, 2014 and December 31, 2013, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2014 and December 31, 2013:

	Level in	June 30, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$69,748	$69,748	$45,661	$45,661
Investment securities AFS	(1)	30,407	30,407	35,695	35,695
Investment securities HTM	Level 2	2,121	2,283	2,103	2,155
Restricted stock	Level 2	3,512	3,512	3,618	3,618
Loans held for sale	Level 2	12,098	12,098	12,069	12,069
Loans, net	(2)	640,936	647,310	635,981	641,449
Accrued interest receivable	Level 2	2,763	2,763	2,717	2,717

Financial Liabilities:
Demand and savings deposits	Level 2	$382,979	$382,979	$383,412	$383,412
Time deposits	Level 2	265,804	267,643	243,356	245,094
Borrowings	Level 2	64,095	61,007	68,683	64,185
Accrued interest payable	Level 2	462	462	423	423

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
	(Amount in thousands)
Income Taxes
Pre-tax Income	$7,723	$7,182	$4,099	$3,568
Income Tax Expense	2,426	2,645	1,264	1,275

For the six months ended June 30, 2014, the Company recorded a net tax expense of $2.4 million compared to a net tax expense of $2.6 million for the six months ended June 30, 2013. For the three months ended June 30, 2014, the Company recorded a net tax expense of $1.3 million which is equal to the same amount of tax expense for the three months ended June 30, 2013.

The decrease in tax from 2013 is due to an immaterial over accrual in a prior period that was corrected during the current period.

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the six month and three month periods ended June 30, 2014 and 2013.

	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
	(amounts in thousands except share data)		(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$4,211	$3,615	2,186	1,732
Average common shares outstanding	5,990,309	5,944,915	5,991,859	5,962,623
Basic earnings per common share	$0.70	$0.61	0.36	0.29

Diluted earnings per common share
Net income available to common shareholders	$4,211	$3,615	2,186	1,732
Dividend on Preferred Series B	600	—	300	—
Average common shares outstanding	5,990,309	5,944,915	5,991,859	5,962,623
Dilutive potential common shares	1,932,892	—	1,938,659	1,021
Total diluted average common shares outstanding	7,923,201	5,944,915	7,931,518	5,963,644
Diluted earnings per common share	$0.61	$0.61	0.31	0.29

On June 24th of 2014 the Company declared a quarterly cash dividend of $0.05 per share to shareholders on record as of July 15, 2014 and payable on July 31, 2014.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2014 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

At June 30, 2014, the Company’s total assets increased to $819.3 million from $794.9 million at December 31, 2013, an increase of $24.4 million or 3.1%.

Cash and cash equivalents increased $24.0 million to $69.7 million at June 30, 2014 from $45.7 million at December 31, 2013.

Total investment securities decreased to $32.5 million at June 30, 2014 from $37.8 million at December 31, 2013, a decrease of $5.3 million or 13.9%. The decrease was due to the sale of three TruPS collateralized debt investment securities. Due to the recently enacted Volcker Rule, financial institutions are no longer permitted to hold these securities in portfolio.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three and six months ended June 30, 2014, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $658.4 million at June 30, 2014 from $654.5 million at December 31, 2013, an increase of $3.9 million or 0.6%.

Delinquent loans totaled $34.8 million or 5.3% of total loans at June 30, 2014, a decrease of $4.8 million from December 31, 2013. Delinquent loan balances by number of days delinquent at June 30, 2014 were: 30 to 89 days --- $1.7 million; 90 days and greater not accruing interest --- $33.1 million.

At June 30, 2014, the Company had $33.1 million in nonaccrual loans or 5.0% of total loans, a decrease from $36.0 million or 5.5% of total loans at December 31, 2013. The three largest nonperforming loans are a $6.9 million land development loan, a $4.5 million retail center construction loan, and a $2.9 residential home loan.

The composition of nonaccrual loans as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(Amounts in thousands except ratios)
Commercial and Industrial	$61	$122
Real Estate Construction:
Residential	512	967
Commercial	13,232	9,908
Real Estate Mortgage:			`
Commercial – Owner Occupied	1,262	976
Commercial – Non-owner Occupied	9,214	10,853
Residential – 1 to 4 Family	8,775	12,914
Residential – Multifamily	—	99
Consumer	94	115
Total	$33,150	$35,954

Nonperforming loans to total loans	5.0%	5.5%

At June 30, 2014, allowance for loan losses was $17.5 million, as compared to $18.6 million at December 31, 2013. The ratio of allowance for loan losses to total loans was 2.7% at June 30, 2014 compared to 2.8% at December 31, 2013. The decrease is due to continuing improvements in the credit quality of the loan portfolio. The ratio of allowance for loan losses to non-performing loans improved to 52.7% at June 30, 2014, compared to 51.6% at December 31, 2013. During the six month period ended June 30, 2014, the Company charged-off $3.1 million in loans, and recovered $18,000, compared to $267,000 in loans charged off in 2013 and $198,000 in recoveries. Specific allowances for loan losses have been established in the amount of $1.6 million on impaired loans totaling $67.1 million at June 30, 2014, as compared to $1.9 million at December 31, 2013. We have provided for all losses that are both probable and reasonably estimable at June 30, 2014 and December 31, 2013. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. We are aggressively managing all loan relationships by enhancing our credit monitoring and tracking systems. New processes have been established to manage delinquencies. We are working closely with borrowers to resolve these nonperforming loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall. With all these measures in place, our nonperforming assets have decreased from 8.2% of total assets at December 31, 2013 to 7.0% at June 30, 2014. See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at June 30, 2014 was $24.2 million, compared to $28.9 million at December 31, 2013, the largest being a condominium development valued at $10.1 million.

An analysis of OREO activity is as follows:

	For the Six Months Ended June 30,
	2014	2013
	(Amounts in thousands)
Balance at beginning of period	$28,910	$26,057
Real estate acquired in settlement of loans	1,712	1,160
Provision for OREO	(500)	—
Sales of real estate	(5,871)	(3,157)
Gain on sale of real estate	250	(50)
Write-down of real estate carrying values	(684)	(404)
Donated property	(22)	—
Capitalized improvements to real estate	361	63
Balance at end of period	$24,156	$23,669

At June 30, 2014, the Bank’s total deposits increased to $648.8 million from $626.8 million at December 31, 2013, an increase of $22.0 million or 3.5%.

At June 30, 2014, total shareholders’ equity increased to $98.0 million from $93.7 million at December 31, 2013, an increase of $4.3 million, or 4.6%, due to the retention of earnings from the period.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General: Net income available to common shareholders for the six months ended June 30, 2014 was $4.2 million, compared to $3.6 million for the same period in 2013. The change was impacted by the following:

Interest Income: Interest income increased $1.0 million, or 5.9%, to $19.3 million for the six months ended June 30, 2014, from $18.3 million for the six months ended June 30, 2013. The increase is attributable to an increase in average loan balances. Average loans for the six month period ended June 30, 2014 were $671.3 million compared to $635.3 million for the same period last year. The average yield on loans was 5.63% for the six months ended June 30, 2014 compared to 5.65% for the same period in 2013.

Interest Expense: Interest expense decreased $290,000 to $2.8 million for the six months ended June 30, 2014, from $3.1 million for the six months ended June 30, 2013. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment and partially offset by an increase in average deposit balances. The average rate paid on deposits for the six month period ended June 30, 2014 was 0.79% compared to 0.90% for the same period last year. Also, the average rate on borrowings decreased to 1.36% for the six months ended June30, 2014 from 2.03% for the same period last year, as higher rate advances have matured and been replaced with lower cost borrowings.

Net Interest Income: Net interest income increased $1.3 million to $16.5 million for the six months ended June 30, 2014, as compared to $15.2 million for the same period last year. We experienced an increase in our net interest rate spread of 14 basis points, to 4.31% for the six months ended June 30, 2014, from 4.17% for the same period last year. Our net interest margin increased 13 basis points to 4.41% for the six months ended June 30, 2014, from 4.28% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $2.0 million for the six months ended June 30, 2014, unchanged from the same period last year.

Non-interest Income: Non-interest income was $2.6 million for the six months ended June 30, 2014, compared to $2.0 million for the same period last year. The increase was primarily attributable to a $178,000 increase in gain on the sale of investment securities and a $138,000 increase in other loan fee income, which was the result of several large prepayment fees, off-set by a decline in gain on sale of SBA loans of $136,000 due to lower sales volumes.

Non-interest Expense: Non-interest expense increased $1.5 million to $9.4 million for the six months ended June 30, 2014, from $8.0 million for the six months ended June 30, 20134. The increase was primarily due to a $1.2 million increase in OREO expenses which included a $500,000 loss reserve established against a condominium project in Absecon, NJ. Also contributing was an increase in compensation and benefits of $223,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes: The Company recorded income tax expense of $2.4 million, on income before taxes of $7.7 million for the six months ended June 30, 2014, resulting in an effective tax rate of 31.4%, compared to income tax expense of $2.6 million on income before taxes of $7.2 million for the same period of 2013, resulting in an effective tax rate of 36.8%. The decrease is due to an immaterial over accrual in a prior period that was corrected during the current period.

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$671,288	$18,732	5.63%	$635,247	$17,811	5.65%
Investment securities	38,053	556	2.95%	23,278	383	3.32%
Federal funds sold and cash equivalents	46,680	55	0.24%	56,306	73	0.26%
Total interest-earning assets	756,021	$19,343	5.16%	714,831	$18,267	5.15%

Other assets	64,006			60,429
Allowance for loan losses	(19,435)			(19,979)
Total assets	$800,592			$755,281

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$26,755	$67	0.50%	$23,154	$65	0.57%
Money markets	96,091	273	0.57%	84,748	292	0.69%
Savings	217,911	654	0.61%	230,871	838	0.73%
Time deposits	251,402	1,332	1.07%	238,803	1,375	1.16%
Brokered certificates of deposit	8,266	37	0.90%	16,272	94	1.16%
Total interest-bearing deposits	600,425	2,363	0.79%	593,848	2,664	0.90%
Borrowings	64,654	437	1.36%	42,282	426	2.03%
Total interest-bearing liabilities	665,079	2,800	0.85%	636,130	3,090	0.98%

Non-interest bearing deposits	33,959			29,244
Other liabilities	5,466			4,339
Total non-interest bearing liabilities	39,425			33,583
Shareholders’ equity	96,088			85,568
Total liabilities and shareholders’ equity	$800,592			$755,281
Net interest income		$16,543			$15,177
Interest rate spread			4.31%			4.17%
Net interest margin			4.41%			4.28%

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General: Net income available to common shareholders for the three months ended June 30, 2014 was $2.2 million, compared to $1.7 million for the same period in 2013. The change was impacted by the following:

Interest Income: Interest income increased $759,000, or 8.5%, to $9.7 million for the three months ended June 30, 2014, from $9.0 million for the three months ended June 30, 2013. The increase is attributable to higher yield on loans and an increase in average loan balances. Average loans for the three month period ended June 30, 2014 were $675.6 million compared to $638.4 million for the same period last year. The average yield on loans was 5.61% for the three months ended June 30, 2014 compared to 5.51% for the same period in 2013.

Interest Expense: Interest expense decreased $91,000 to $1.4 million for the three months ended June 30, 2014, from $1.5 million for the three months ended June 30, 2013. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits due to the current, historically low, interest rate environment partially offset by an increase in average deposit balances. The average rate paid on deposits for the three month period ended June 30, 2014 was 0.79% compared to 0.88% for the same period last year. Also, the average rate on borrowings decreased to 1.35% for the three months ended June30, 2014 from 2.01% for the same period last year, as higher rate advances have matured and been replaced with lower cost borrowings.

Net Interest Income: Net interest income increased $850,000 to $8.3 million for the three months ended June 30, 2014, as compared to $7.5 million for the same period last year. We experienced an increase in our net interest rate spread of 14 basis points, to 4.28% for the three months ended June 30, 2014, from 4.14% for the same period last year. Our net interest margin increased 13 basis points to 4.38% for the three months ended June 30, 2014, from 4.25% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $1.0 million for the three months ended June 30, 2014, unchanged from the same period last year.

Non-interest Income: Non-interest income was $1.7 million for the three months ended June 30, 2014, compared to $1.3 million for the same period last year. The increase was primarily attributable to an $180,000 increase in other fee income, which was the result of several large prepayment fees.

Non-interest Expense: Non-interest expense increased $667,000 to $4.9 million for the three months ended June 30, 2014, from $4.2 million for the three months ended June 30, 2013. The increase was primarily due to an $845,000 increase in OREO expenses which included a $500,000 loss reserve established against a condominium project in Absecon, NJ, offset by a $101,000 decrease in professional fees due to lower legal fees associated with nonperforming loans.

Income Taxes: The Company recorded income tax expense of $1.3 million, on income before taxes of $4.1 million for the three months ended June 30, 2014, resulting in an effective tax rate of 30.8%, compared to income tax expense of $1.3 million on income before taxes of $3.6 million for the same period of 2013, resulting in an effective tax rate of 35.7%. The decrease is due to an immaterial over accrual in a prior period that was corrected during the current period.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$675,572	$9,442	5.61%	$638,386	$8,765	5.51%
Investment securities	36,482	262	2.88%	22,606	179	3.18%
Federal funds sold and cash equivalents	50,304	32	0.26%	45,297	33	0.29%
Total interest-earning assets	762,358	$9,736	5.12%	706,289	$8,977	5.10%

Other assets	65,168			59,761
Allowance for loan losses	(19,795)			(20,377)
Total assets	$807,731			$745,673

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$26,285	$33	0.50%	$23,196	$31	0.54%
Money markets	98,360	135	0.55%	84,150	147	0.70%
Savings	214,204	313	0.59%	231,974	423	0.73%
Time deposits	256,706	689	1.08%	232,642	651	1.12%
Brokered certificates of deposit	8,134	16	0.79%	12,793	37	1.16%
Total interest-bearing deposits	603,689	1,186	0.79%	584,755	1,289	0.88%
Borrowings	64,110	216	1.35%	40,757	204	2.01%
Total interest-bearing liabilities	667,799	1,402	0.84%	625,512	1,493	0.96%

Non-interest bearing deposits	35,931			29,646
Other liabilities	5,977			4,449
Total non-interest bearing liabilities	41,908			34,095
Shareholders’ equity	98,024			86,066
Total liabilities and shareholders’ equity	$807,731			$745,673
Net interest income		$8,334			$7,484
Interest rate spread			4.28%			4.14%
Net interest margin			4.38%			4.25%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 101.5 % and 104.4% at June 30, 2014 and December 31, 2013, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended June 30, 2014. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2014, the Company maintained lines of credit with the FHLB of $91.2 million, of which $40.5 million was outstanding at June 30, 2014.

As of June 30, 2014, the Company's investment securities portfolio included $28.5 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At June 30, 2014, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

PARKE BANCORP, INC.

Date: August 14, 2014	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)