Form 10-Q
period 2014-09-30
PARKE BANCORP, INC.
filed 2014-11-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014.
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
Yes [  ]                No [X]

As of November 14, 2014, there were issued and outstanding 5,991,859 shares of the registrant's common stock.

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

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	September 30,	December 31,
	2014	2013
Assets
Cash and due from financial institutions	$3,226	$4,278
Federal funds sold and cash equivalents	55,982	41,383
Total cash and cash equivalents	59,208	45,661
Investment securities available for sale, at fair value	28,994	35,695
Investment securities held to maturity (fair value of $2,335 at September 30, 2014 and $2,155 at December 31, 2013)	2,131	2,103
Total investment securities	31,125	37,798
Loans held for sale	1,715	12,069
Loans, net of unearned income	680,730	654,541
Less: Allowance for loan losses	(17,723)	(18,560)
Net loans	663,007	635,981
Accrued interest receivable	2,823	2,717
Premises and equipment, net	3,743	3,864
Other real estate owned (OREO)	17,857	28,910
Restricted stock, at cost	3,217	3,618
Bank owned life insurance (BOLI)	11,375	11,106
Deferred tax asset	12,835	12,260
Other assets	6,975	959
Total Assets	$813,880	$794,943

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$34,869	$35,986
Interest-bearing deposits	606,750	590,782
Total deposits	641,619	626,768
FHLBNY borrowings	50,798	55,280
Subordinated debentures	13,403	13,403
Accrued interest payable	449	423
Other liabilities	6,069	5,105
Total liabilities	712,338	700,979
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at September 30, 2014 and December 31, 2013	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 6,202,759 shares at September 30, 2014 and 6,193,710 shares at December 31, 2013	620	619
Additional paid-in capital	51,264	51,204
Retained earnings	31,078	24,308
Accumulated other comprehensive loss	(16)	(235)
Treasury stock, 210,900 shares at September 30, 2014 and December 31, 2013, at cost	(2,180)	(2,180)
Total shareholders’ equity	100,766	93,716
Noncontrolling interest in consolidated subsidiaries	776	248
Total equity	101,542	93,964
Total liabilities and equity	$813,880	$794,943

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
	(in thousands except share data)		(in thousands except share data)
Interest income:
Interest and fees on loans	$27,864	$26,632	$9,132	$8,821
Interest and dividends on investments	811	551	256	168
Interest on federal funds sold and cash equivalents	84	92	29	19
Total interest income	28,759	27,275	9,417	9,008
Interest expense:
Interest on deposits	3,569	3,849	1,206	1,184
Interest on borrowings	638	582	201	156
Total interest expense	4,207	4,431	1,407	1,340
Net interest income	24,552	22,844	8,010	7,668
Provision for loan losses	2,250	2,200	250	200
Net interest income after provision for loan losses	22,302	20,644	7,760	7,468
Noninterest income:
Gain on sale of SBA loans	4,142	2,225	2,810	757
Loan fees	763	523	302	200
Net income from BOLI	269	281	90	95
Service fees on deposit accounts	191	188	76	73
(Loss) gain on sale and write-down of real estate owned	(173)	(508)	261	(53)
Realized gain on sale of AFS securities	178	—	—	—
Other	1,146	710	359	387
Total noninterest income	6,516	3,419	3,898	1,459
Noninterest expense:
Compensation and benefits	5,234	5,035	1,629	1,653
Professional services	1,086	1,211	339	456
Occupancy and equipment	879	770	287	287
Data processing	363	363	118	120
FDIC insurance	692	801	201	257
OREO expense	3,387	2,807	1,379	2,019
Other operating expense	2,616	2,374	868	615
Total noninterest expense	14,257	13,361	4,821	5,407
Income before income tax expense	14,561	10,702	6,837	3,520
Income tax expense	4,575	3,950	2,149	1,304
Net income attributable to Company and noncontrolling interest	9,986	6,752	4,688	2,216
Net income attributable to noncontrolling interest	(1,719)	(595)	(1,233)	(183)
Net income attributable to Company	8,267	6,157	3,455	2,033
Preferred stock dividend and discount accretion	900	773	300	263
Net income available to common shareholders	$7,367	$5,384	$3,155	$1,770

Earnings per common share:
Basic	$1.23	$0.90	$0.53	$0.30
Diluted	$1.04	$0.90	$0.44	$0.30
Weighted average shares outstanding:
Basic	5,990,831	5,957,685	5,991,859	5,982,810
Diluted	7,925,889	5,958,702	7,933,251	5,988,686
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income attributable to Company	$8,267	$6,157	$3,455	$2,033
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	—	34	—	19
Unrealized gains (losses) on securities without OTTI	543	(329)	(214)	(25)
Less re-class adjustment for gains on securities included in net income	(178)	—	—	—
Tax Impact	(146)	118	86	3
Total unrealized gains (losses) on securities	219	(177)	(128)	(3)
Gross pension liability adjustments	—	172	—	72
Tax Impact	—	(68)	—	(29)
Total pension liability adjustment	—	104	—	43
Total other comprehensive income (loss)	219	(73)	(128)	40
Total comprehensive income	$8,486	$6,084	$3,327	$2,073
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2013	$20,000	6,193,710	$619	$51,204	$24,308	$(235)	$(2,180)	$93,716	$248	$93,964
Capital withdrawals by noncontrolling interest									(1,191)	(1,191)
Stock options exercised		9,049	1	60				61		61
Net income					8,267			8,267	1,719	9,986
Changes in other comprehensive income						219		219		219
Dividend on preferred stock					(900)			(900)		(900)
Dividend on common stock					(597)			(597)		(597)
Balance, September 30, 2014	$20,000	6,202,759	$620	$51,264	$31,078	$(16)	$(2,180)	$100,766	$776	$101,542
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2014	2013
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$9,986	$6,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	253
Provision for loan losses	2,250	2,200
Provision for OREO	1,493	1,200
Net gain from sales of investment securities	(178)	—
Bank owned life insurance	(269)	(281)
Supplemental executive retirement plan expense	—	17
Gain on sale of SBA loans	(4,142)	(2,225)
SBA loans originated for sale	(25,605)	(20,822)
Proceeds from sale of SBA loans originated for sale	40,101	20,122
Loss on sale & write down of OREO	173	507
Net accretion of purchase premiums and discounts on securities	8	30
Contribution of OREO property	22	—
Deferred income tax benefit	(575)	(117)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(5,411)	673
Decrease in accrued interest payable and other accrued liabilities	(408)	(493)
Net cash provided by operating activities	17,711	7,816
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	(2,022)
Redemptions (purchases) of restricted stock	401	(272)
Proceeds from sale and call of securities available for sale	3,974	1,000
Proceeds from maturities and principal payments on mortgage backed securities	3,234	3,434
Proceeds from sale of OREO	11,706	3,572
Advances on OREO	(217)	(168)
Net increase in loans	(31,400)	(39,339)
Purchases of bank premises and equipment	(144)	(110)
Net cash used in investing activities	(12,446)	(33,905)
Cash Flows from Financing Activities:
Payment of dividend on preferred stock	(956)	(612)
Cash payment of fractional shares on 10% stock dividend	—	(2)
Minority interest capital withdrawal, net	(1,191)	(1,320)
Proceeds from exercise of stock options and warrants	61	290
Redemption payment for TARP Warrant	—	(1,650)
Net (decrease) increase in FHLBNY and short term borrowings	(4,482)	9,874
Net decrease in other borrowed funds	—	(10,000)
Net (decrease) increase in noninterest-bearing deposits	(1,118)	966
Net increase (decrease) in interest-bearing deposits	15,968	(26,757)
Net cash provided by (used in) financing activities	8,282	(29,211)
Net increase (decrease) in cash and cash equivalents	13,547	(55,300)
Cash and Cash Equivalents, January 1,	45,661	76,866
Cash and Cash Equivalents, September 30,	$59,208	$21,566
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$4,181	$4,546
Income taxes	$4,300	$3,908
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$2,124	$6,925

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

The FDIC and the Department Consent Orders: On April 9, 2012, the Bank entered into Consent Orders with the FDIC and the Department. Under the Consent Orders, the terms of which are substantially identical, the Bank was required to (i) to adopt and implement a plan to reduce the Bank’s position in delinquent or classified assets; (ii) to adopt and implement a program providing for a periodic independent review of the Bank’s loan portfolio and the identification of problem credits; (iii) to review and revise the Bank’s loan policies and procedures to address identified lending deficiencies; and (iv) to adopt and implement a plan to reduce and manage each of the concentrations of credit identified by the FDIC and the Department. Effective May 19, 2014, the FDIC and the Department terminated the Consent Orders entered into between Parke Bank, the Company’s wholly owned subsidiary, and the FDIC and the Department.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the nine months and three months ended September 30, 2014 and 2013 are unaudited. The balance sheet as of December 31, 2013, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2014 and December 31, 2013:

As of September 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(amounts in thousands)

Corporate debt obligations	$500	$19	$—	$—	$519
Residential mortgage-backed securities	27,310	497	105	—	27,702
Collateralized mortgage obligations	405	19	—	—	424
Collateralized debt obligations	806	—	—	457	349
Total available for sale	$29,021	$535	$105	$457	$28,994

Held to maturity:
States and political subdivisions	$2,131	$204	$—	$—	$2,335

As of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(amounts in thousands)

Corporate debt obligations	$500	$6	$—	$—	$506
Residential mortgage-backed securities	30,422	285	257	—	30,450
Collateralized mortgage obligations	564	31	—	—	595
Collateralized debt obligations	4,601	—	—	457	4,144
Total available for sale	$36,087	$322	$257	$457	$35,695

Held to maturity:
States and political subdivisions	$2,103	$52	$—	$—	$2,155

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2014 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,306	868
Residential mortgage-backed securities and collateralized mortgage obligations	27,715	28,126
Total available for sale	$29,021	$28,994

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,131	2,335
Total held to maturity	$2,131	$2,335

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

There were no securities pledged as collateral for borrowed funds as of September 30, 2014 and December 31, 2013. Securities with a carrying value of $10.6 million and $12.3 million were pledged to secure public deposits at September 30, 2014 and December 31, 2013, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

As of September 30, 2014	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage backed securities and collateralized mortgage obligations	4,190	105	—	—	4,190	105
Total available for sale	$4,190	$105	$—	$—	$4,190	$105

As of December 31, 2013	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	25,286	257	—	—	25,286	257
Total available for sale	$25,286	$257	$—	$—	$25,286	$257

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in mortgage-backed securities relates to four securities. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. It is expected that the U.S. government will guarantee all contractual cash flows. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2014.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the nine month and three month periods ended September 30, 2014 and 2013:
	For the Nine Months Ended September 30,
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

	For the Three Months Ended September 30,
	2014	2013
	(amounts in thousands)
Beginning balance	$171	$1,165
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reductions for securities deemed worthless	—	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$171	$1,165

During the nine months ended September 30, 2014, the Bank sold three Trust Preferred securities, which resulted in a $178,000 gain reflected in the income statement.

NOTE 4.  LOANS

The portfolio of loans outstanding consists of the following:

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$27,240	4.0%	$23,001	3.5%
Real Estate Construction:
Residential	5,965	0.9	7,389	1.1
Commercial	38,012	5.6	43,749	6.7
Real Estate Mortgage:
Commercial – Owner Occupied	170,707	25.1	170,122	26.0
Commercial – Non-owner Occupied	233,554	34.3	220,364	33.7
Residential – 1 to 4 Family	162,435	23.9	148,160	22.6
Residential – Multifamily	25,476	3.7	24,103	3.7
Consumer	17,341	2.5	17,653	2.7
Total Loans	$680,730	100.0%	$654,541	100.0%

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

With respect to construction loans to developers and builders that are secured by non-owner occupied properties. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. Commercial real estate loans may be riskier than loans for one-

to-four family residences and are typically larger in dollar size. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. The repayment of these loans is generally largely dependent on the successful operation and management of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

The Company originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. Although the Company has placed all of these loans into its portfolio, a substantial majority of such loans can be sold in the secondary market or pledged for potential borrowings.

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

An age analysis of past due loans by class at September 30, 2014 and December 31, 2013 follows:

September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$99	$—	$61	$160	$27,080	$27,240
Real Estate Construction:
Residential	—	—	367	367	5,598	5,965
Commercial	—	—	13,060	13,060	24,952	38,012
Real Estate Mortgage:
Commercial – Owner Occupied	72	—	860	932	169,775	170,707
Commercial – Non-owner Occupied	—	623	8,891	9,514	224,040	233,554
Residential – 1 to 4 Family	490	867	8,779	10,136	152,299	162,435
Residential – Multifamily	—	—	—	—	25,476	25,476
Consumer	—	—	94	94	17,247	17,341
Total Loans	$661	$1,490	$32,112	$34,263	$646,467	$680,730

December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$—	$122	$122	$22,879	$23,001
Real Estate Construction:
Residential	—	—	967	967	6,422	7,389
Commercial	—	—	9,908	9,908	33,841	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	710	1,438	976	3,124	166,998	170,122
Commercial – Non-owner Occupied	—	478	10,853	11,331	209,033	220,364
Residential – 1 to 4 Family	1,013	—	12,914	13,927	134,233	148,160
Residential – Multifamily	—	—	99	99	24,004	24,103
Consumer	32	—	115	147	17,506	17,653
Total Loans	$1,755	$1,916	$35,954	$39,625	$614,916	$654,541

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

Impaired loans at September 30, 2014 and December 31, 2013 are set forth in the following tables.

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$61	$456	$—
Real Estate Construction:
Residential	—	—	—
Commercial	6,252	6,303	—
Real Estate Mortgage:
Commercial – Owner Occupied	474	657	—
Commercial – Non-owner Occupied	7,791	8,717	—
Residential – 1 to 4 Family	2,155	2,189	—
Residential – Multifamily	—	—	—
Consumer	94	94	—
	16,827	18,416	—

With an allowance recorded:
Commercial and Industrial	480	480	8
Real Estate Construction:
Residential	367	1,108	142
Commercial	10,127	10,184	135
Real Estate Mortgage:
Commercial – Owner Occupied	5,671	5,700	339
Commercial – Non-owner Occupied	22,979	24,419	677
Residential – 1 to 4 Family	8,342	11,312	807
Residential – Multifamily	365	365	6
Consumer	—	—	—
	48,331	53,568	2,114

Total:
Commercial and Industrial	541	936	8
Real Estate Construction:
Residential	367	1,108	142
Commercial	16,379	16,487	135
Real Estate Mortgage:
Commercial – Owner Occupied	6,145	6,357	339
Commercial – Non-owner Occupied	30,770	33,136	677
Residential – 1 to 4 Family	10,497	13,501	807
Residential – Multifamily	365	365	6
Consumer	94	94	—
	$65,158	$71,984	$2,114

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Real Estate Construction:
Residential	780	1,521	—
Commercial	9,568	9,592	—
Real Estate Mortgage:
Commercial – Owner Occupied	787	842	—
Commercial – Non-owner Occupied	10,853	13,153	—
Residential – 1 to 4 Family	9,892	10,084	—
Residential – Multifamily	99	306	—
Consumer	65	65	—
	32,044	35,563	—

With an allowance recorded:
Commercial and Industrial	622	622	131
Real Estate Construction:
Residential	187	661	21
Commercial	2,168	2,225	290
Real Estate Mortgage:
Commercial – Owner Occupied	5,752	5,782	331
Commercial – Non-owner Occupied	22,234	22,234	801
Residential – 1 to 4 Family	5,430	5,857	338
Residential – Multifamily	370	370	6
Consumer	49	49	23
	36,812	37,800	1,941

Total:
Commercial and Industrial	622	622	131
Real Estate Construction:
Residential	967	2,182	21
Commercial	11,736	11,817	290
Real Estate Mortgage:
Commercial – Owner Occupied	6,539	6,624	331
Commercial – Non-owner Occupied	33,087	35,387	801
Residential – 1 to 4 Family	15,322	15,941	338
Residential – Multifamily	469	676	6
Consumer	114	114	23
	$68,856	$73,363	$1,941

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the nine months and three months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$851	$13	$691	$17
Real Estate Construction:
Residential	766	—	1,099	—
Commercial	17,882	285	14,846	76
Real Estate Mortgage:
Commercial – Owner Occupied	6,449	202	6,540	198
Commercial – Non-owner Occupied	32,633	903	47,960	1,314
Residential – 1 to 4 Family	13,208	180	16,265	303
Residential – Multifamily	367	16	2,237	77
Consumer	94	1	252	3
Total	$72,250	$1,600	$89,890	$1,988

	Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$742	$4	$663	$4
Real Estate Construction:
Residential	810	—	1,516	—
Commercial	17,399	54	14,837	25
Real Estate Mortgage:
Commercial – Owner Occupied	6,296	69	6,536	67
Commercial – Non-owner Occupied	32,246	277	46,778	441
Residential – 1 to 4 Family	12,409	62	16,316	60
Residential – Multifamily	366	4	1,448	17
Consumer	94	—	252	—
Total	$70,362	$470	$88,346	$614

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

Performing TDRs (not reported as non-accrual loans) totaled $33.0 million and $32.9 million with related allowances of $902,453 and $1.1 million as of September 30, 2014 and December 31, 2013, respectively. Nonperforming TDRs totaled $12.0 million and $18.1 million with related allowances of $555,000 and $71,000 as of September 30, 2014 and December 31, 2013, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no loans modified as a TDR during the nine months ended September 30, 2014 and 2013.

There were no loans that were modified and deemed TDRs that subsequently defaulted during the nine and three months ended September 30, 2014. One loan with a recorded investment of $187,000 subsequently defaulted during the six months ended June 30, 2013. Some loans classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, foreclosed, sold or it meets the criteria to be removed from TDR status.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2014 and December 31, 2013 is as follows:

At September 30, 2014	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$24,236	$2,531	$473	$—	$27,240
Real Estate Construction:
Residential	5,598	—	367	—	5,965
Commercial	22,030	2,922	13,060	—	38,012
Real Estate Mortgage:
Commercial – Owner Occupied	164,427	4,221	2,059	—	170,707
Commercial – Non-owner Occupied	214,676	6,776	12,102	—	233,554
Residential – 1 to 4 Family	150,292	1,410	10,733	—	162,435
Residential – Multifamily	24,832	279	365	—	25,476
Consumer	17,247	—	94	—	17,341
Total	$623,338	$18,139	$39,253	$—	$680,730

At December 31, 2013	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$20,270	$1,916	$815	$—	$23,001
Real Estate Construction:
Residential	6,422	—	967	—	7,389
Commercial	25,519	—	18,230	—	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	162,606	2,293	5,223	—	170,122
Commercial – Non-owner Occupied	198,321	10,835	11,208	—	220,364
Residential – 1 to 4 Family	131,792	1,925	14,443	—	148,160
Residential – Multifamily	22,580	1,054	469	—	24,103
Consumer	17,538	—	115	—	17,653
Total	$585,048	$18,023	$51,470	$—	$654,541

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

An analysis of the allowance for loan losses for the nine month and three month periods ended September 30, 2014 and 2013 is as follows:

Allowance for Loan Losses:	For the nine months ended September 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$591	$(395)	$—	$476	$672
Real Estate Construction:
Residential	414	—	5	(182)	237
Commercial	948	—	—	(423)	525
Real Estate Mortgage:
Commercial – Owner Occupied	4,735	(263)	5	79	4,556
Commercial – Non-owner Occupied	7,530	—	—	(1,550)	5,980
Residential – 1 to 4 Family	3,612	(2,437)	24	3,851	5,050
Residential – Multifamily	389	—	—	23	412
Consumer	341	(26)	—	(24)	291
Unallocated	—	—	—	—	—
Total	$18,560	$(3,121)	$34	$2,250	$17,723

Allowance for Loan Losses:	For the nine months ended September 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$470	$—	$—	$110	$580
Real Estate Construction:
Residential	845	—	—	(64)	781
Commercial	1,115	—	—	98	1,213
Real Estate Mortgage:
Commercial – Owner Occupied	4,095	—	1	567	4,663
Commercial – Non-owner Occupied	7,379	—	—	460	7,839
Residential – 1 to 4 Family	4,384	(1,659)	202	741	3,668
Residential – Multifamily	312	—	—	37	349
Consumer	336	—	—	67	403
Unallocated	—	—	—	184	184
Total	$18,936	$(1,659)	$203	$2,200	$19,680

Allowance for Loan Losses:	For the three months ended September 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$700	$—	$—	$(28)	$672
Real Estate Construction:
Residential	89	—	—	148	237
Commercial	676	—	—	(151)	525
Real Estate Mortgage:
Commercial – Owner Occupied	4,295	—	3	258	4,556
Commercial – Non-owner Occupied	6,026	—	—	(46)	5,980
Residential – 1 to 4 Family	4,996	—	13	41	5,050
Residential – Multifamily	382	—	—	30	412
Consumer	295	(2)	—	(2)	291
Unallocated	—	—	—	—	—
Total	$17,459	$(2)	$16	$250	$17,723

Allowance for Loan Losses:	For the three months ended September 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$575	$—	$—	$5	$580
Real Estate Construction:
Residential	573	—	—	208	781
Commercial	1,386	—	—	(173)	1,213
Real Estate Mortgage:
Commercial – Owner Occupied	4,368	—	—	295	4,663
Commercial – Non-owner Occupied	8,571	(1,391)	—	659	7,839
Residential – 1 to 4 Family	4,545	—	4	(881)	3,668
Residential – Multifamily	316	—	—	33	349
Consumer	332	—	—	71	403
Unallocated	201	—	—	(17)	184
Total	$20,867	$(1,391)	$4	$200	$19,680

Allowance for Loan Losses, at September 30, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$8	$664	$672
Real Estate Construction:
Residential	142	95	237
Commercial	135	390	525
Real Estate Mortgage:
Commercial – Owner Occupied	339	4,217	4,556
Commercial – Non-owner Occupied	677	5,303	5,980
Residential – 1 to 4 Family	807	4,243	5,050
Residential – Multifamily	6	406	412
Consumer	—	291	291
Unallocated	—	—	—
Total	$2,114	$15,609	$17,723

Allowance for Loan Losses, at December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$131	$460	$591
Real Estate Construction:
Residential	21	393	414
Commercial	290	658	948
Real Estate Mortgage:
Commercial – Owner Occupied	331	4,404	4,735
Commercial – Non-owner Occupied	801	6,729	7,530
Residential – 1 to 4 Family	338	3,274	3,612
Residential – Multifamily	6	383	389
Consumer	23	318	341
Unallocated	—	—	—
Total	$1,941	$16,619	$18,560

Loans, at September 30, 2014:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$541	$26,699	$27,240
Real Estate Construction:
Residential	367	5,598	5,965
Commercial	16,379	21,633	38,012
Real Estate Mortgage:
Commercial – Owner Occupied	6,145	164,562	170,707
Commercial – Non-owner Occupied	30,770	202,784	233,554
Residential – 1 to 4 Family	10,497	151,938	162,435
Residential – Multifamily	365	25,111	25,476
Consumer	94	17,247	17,341
Total	$65,158	$615,572	$680,730

Loans, at December 31, 2013:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$622	$22,379	$23,001
Real Estate Construction:
Residential	967	6,422	7,389
Commercial	11,736	32,013	43,749
Real Estate Mortgage:
Commercial – Owner Occupied	6,539	163,583	170,122
Commercial – Non-owner Occupied	33,087	187,277	220,364
Residential – 1 to 4 Family	15,322	132,838	148,160
Residential – Multifamily	469	23,634	24,103
Consumer	114	17,539	17,653
Total	$68,856	$585,685	$654,541

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$121,022	17.56%	$55,139	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$112,294	16.29%	$27,570	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$112,294	14.02%	$32,040	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
(amounts in thousands except ratios)

Total Risk Based Capital	$115,554	17.04$	$54,259	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$106,952	15.77%	$27,130	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$106,952	13.94%	$30,463	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$120,717	17.51%	$55,139	8%	$68,924	10%
(to Risk Weighted Assets)

Tier 1 Capital	$111,989	16.25%	$27,570	4%	$41,355	6%
(to Risk Weighted Assets)

Tier 1 Capital	$111,989	13.98%	$32,040	4%	$40,050	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
(amounts in thousands except ratios)

Total Risk Based Capital	$114,744	16.92%	$54,259	8%	$67,824	10%
t Risk Weighted Assets)

Tier 1 Capital	$106,142	15.65%	$27,130	4%	$40,694	6%
(to Risk Weighted Assets)

Tier 1 Capital	$106,142	13.94%	$30,463	4%	$38,079	5%
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

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(457)	$(457)
Unrealized gains on securities without OTTI	430	65
Tax impact	11	157
Accumulated other comprehensive income	$(16)	$(235)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of September 30, 2014
Corporate debt obligations	$—	$519	$—	$519
Residential mortgage-backed securities	—	27,702	—	27,702
Collateralized mortgage-backed securities		424	—	424
Collateralized debt obligations	—	—	349	349
Total	$—	$28,645	$349	$28,994

As of December 31, 2013
Corporate debt obligations	$—	$506	$—	$506
Residential mortgage-backed securities	—	30,450	—	30,450
Collateralized mortgage-backed securities		595	—	595
Collateralized debt obligations	—	—	4,144	4,144
Total	$—	$31,551	$4,144	$35,695

For the nine months ended September 30, 2014, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30:

	Securities Available for Sale
	2014	2013
	(amounts in thousands)
Beginning balance at January 1,	$4,144	$3,942
Total net gains included in:
Net gain	—	—
Other comprehensive income	—	83
Settlements	(3,795)	—
Net transfers into Level 3	—	—
Ending balance	$349	$4,025

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2014
Collateral dependent impaired loans	$—	$—	$39,115	$39,115
OREO	—	—	17,857	17,857

As of December 31, 2013
Collateral dependent impaired loans	$—	$—	$41,311	$41,311
OREO	—	—	28,910	28,910

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $39.1 million and $41.3 million at September 30, 2014 and December 31, 2013 respectively, with a valuation allowance of $1.4 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2014 and December 31, 2013:

	Level in	September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(amounts in thousands)

Cash and cash equivalents	Level 1	$59,208	$59,208	$45,661	$45,661
Investment securities AFS	(1)	28,994	28,994	35,695	35,695
Investment securities HTM	Level 2	2,131	2,335	2,103	2,155
Restricted stock	Level 2	3,217	3,217	3,618	3,618
Loans held for sale	Level 2	1,715	1,715	12,069	12,069
Loans, net	(2)	663,007	666,173	635,981	641,449
Accrued interest receivable	Level 2	2,823	2,823	2,717	2,717

Financial Liabilities:
Demand and savings deposits	Level 2	$375,298	$375,298	$383,412	$383,412
Time deposits	Level 2	266,321	267,976	243,356	245,094
Borrowings	Level 2	64,201	61,068	68,683	64,185
Accrued interest payable	Level 2	449	449	423	423

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. INCOME TAXES

	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
	(amount in thousands)
Income Taxes
Pre-tax Income	$14,561	$10,702	$6,837	$3,520
Income Tax Expense	4,575	3,950	2,149	1,304

NOTE 10.  EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the nine month and three month periods ended September 30, 2014 and 2013.

	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
	(amounts in thousands, except share data)		(amounts in thousands, except share data)
Basic earnings per common share
Net income available to common shareholders	$7,367	$5,384	3,155	1,770
Average common shares outstanding	5,990,831	5,957,685	5,991,859	5,982,810
Basic earnings per common share	$1.23	$0.90	0.53	0.30

Diluted earnings per common share
Net income available to common shareholders	$7,367	$5,384	3,155	1,770
Dividend on Preferred Series B	900	773	300	263
Average common shares outstanding	5,990,831	5,957,685	5,991,859	5,982,810
Dilutive potential common shares	1,935,058	1,017	1,941,392	5,876
Total diluted average common shares outstanding	7,925,889	5,958,702	7,933,251	5,988,686
Diluted earnings per common share	$1.04	$0.90	0.44	0.30

On September 23, 2014, the Company declared a quarterly cash dividend of $0.05 per share to shareholders on record as of October 14, 2014 and payable on October 28, 2014.

NOTE 11.  SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2014 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

At September 30, 2014, the Company’s total assets increased to $813.9 million from $794.9 million at December 31, 2013, an increase of $19.0 million or 2.4%.

Cash and cash equivalents increased $13.5 million to $59.2 million at September 30, 2014 from $45.7 million at December 31, 2013.

Total investment securities decreased to $31.1 million at September 30, 2014, from $37.8 million at December 31, 2013, a decrease of $6.7 million or 17.7%. The decrease was due to the sale of three TruPS collateralized debt investment securities. Due to the recently enacted Volcker Rule, financial institutions are no longer permitted to hold these securities in portfolio.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine and three months ended September 30, 2014, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $680.7 million at September 30, 2014 from $654.5 million at December 31, 2013, an increase of $26.2 million or 4.0%.

Delinquent loans totaled $34.3 million or 5.0% of total loans at September 30, 2014, a decrease of $5.3 million from December 31, 2013. Delinquent loan balances by number of days delinquent at September 30, 2014 were: 30 to 89 days --- $2.2 million; 90 days and greater not accruing interest --- $32.1 million.

At September 30, 2014, the Company had $32.1 million in nonaccrual loans or 4.7% of total loans, a decrease from $36.0 million or 5.5% of total loans at December 31, 2013. The three largest nonperforming loans are a $6.7 million land development loan, a $4.5 million retail center construction loan, and a $2.9 residential home loan.

The composition of nonaccrual loans as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(amounts in thousands except ratios)
Commercial and Industrial	$61	$122
Real Estate Construction:
Residential	367	967
Commercial	13,060	9,908
Real Estate Mortgage:
Commercial – Owner Occupied	860	976
Commercial – Non-owner Occupied	8,891	10,853
Residential – 1 to 4 Family	8,779	12,914
Residential – Multifamily	—	99
Consumer	94	115
Total	$32,112	$35,954

Nonperforming loans to total loans	4.7%	5.5%

At September 30, 2014, the allowance for loan losses was $17.7 million, as compared to $18.6 million at December 31, 2013. The ratio of allowance for loan losses to total loans was 2.6% at September 30, 2014, compared to 2.8% at December 31, 2013. The decrease is due to continuing improvements in the credit quality of the loan portfolio. The ratio of allowance for loan losses to non-performing loans improved to 55.2% at September 30, 2014, compared to 51.6% at December 31, 2013. During the nine month period ended September 30, 2014, the Company charged-off $3.1 million in loans, and recovered $34,000, compared to $1.7 million in loans charged off in the nine months ended September 30, 2013, and $203,000 in recoveries. Specific allowances for loan losses have been established in the amount of $2.1 million on impaired loans totaling $65.2 million at September 30, 2014, as compared to $1.9 million at December 31, 2013. We have provided for all losses that are both probable and reasonably estimable at September 30, 2014 and December 31, 2013. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The negative economic trends that began in 2008, including the weakness in the residential and commercial real estate markets and high levels of unemployment, have had a significant impact on the credit quality of our loan portfolio. We are aggressively managing all loan relationships and have enhanced our credit monitoring and tracking systems. We are working closely with borrowers to resolve these nonperforming loans. Updated appraisals are being obtained, where appropriate, to ensure that collateral values are sufficient to cover outstanding loan balances, and we are establishing specific reserves for any potential shortfall. With all these measures in place, our nonperforming assets have decreased from 8.2% of total assets at December 31, 2013 to 6.1% at September 30, 2014. See Note 4 – Loans for additional information. Cash flow-dependent commercial real estate properties are being visited to inspect current tenant lease status. Where necessary, we will apply our loan work-out experience to protect our collateral position.

OREO at September 30, 2014 was $17.9 million, compared to $28.9 million at December 31, 2013, the largest being a condominium development valued at $9.1 million.

An analysis of OREO activity is as follows:

	For the Nine Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Balance at beginning of period	$28,910	$26,057
Real estate acquired in settlement of loans	2,124	6,925
Allowance for OREO	(1,493)	(1,200)
Sales of real estate	(11,706)	(3,572)
Gain (loss) on sale of real estate	722	(43)
Write-down of real estate carrying values	(895)	(464)
Donated property	(22)	—
Capitalized improvements to real estate	217	168
Balance at end of period	$17,857	$27,871

At September 30, 2014, the Bank’s total deposits increased to $641.6 million from $626.8 million at December 31, 2013, an increase of $14.8 million or 2.4%.

At September 30, 2014, total shareholders’ equity increased to $100.8 million from $93.7 million at December 31, 2013, an increase of $7.1 million, or 7.5%, due to the retention of earnings from the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General: Net income available to common shareholders for the nine months ended September 30, 2014 was $7.4 million, compared to $5.4 million for the same period in 2013. The change was impacted by the following:

Interest Income: Interest income increased $1.5 million, or 5.4%, to $28.8 million for the nine months ended September 30, 2014, from $27.3 million for the nine months ended September 30, 2013. The increase is attributable to an increase in average loan balances, partially offset by a decrease in the average yield. Average loans for the nine month period ended September 30, 2014 were $673.0 million compared to $640.2 million for the same period last year. The average yield on loans was 5.54% for the nine months ended September 30, 2014 compared to 5.56% for the same period in 2013.

Interest Expense: Interest expense decreased $224,000 to $4.2 million for the nine months ended September 30, 2014, from $4.4 million for the nine months ended September 30, 2013. The decrease is primarily attributable to a lower average cost of deposits as the Bank has been able to re-price deposits at lower rates due to the current, historically low, interest rate environment, partially offset by an increase in average deposit balances. The average rate paid on deposits for the nine month period ended September 30, 2014 was 0.79% compared to 0.87% for the same period last year. In addition, the average rate on borrowings decreased to 1.36% for the nine months ended September 30, 2014, from 1.93% for the same period last year, as higher rate advances have matured and been replaced with lower cost borrowings.

Net Interest Income: Net interest income increased $1.7 million to $24.5 million for the nine months ended September 30, 2014, as compared to $22.8 million for the same period last year. We experienced an increase in our net interest rate spread of 2 basis points to 4.22% for the nine months ended September 30, 2014, from 4.20% for the same period last year. Our net interest margin increased 3 basis points to 4.33% for the nine months ended September 30, 2014, from 4.30% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $2.2 million for the nine months ended September 30, 2014, unchanged from the same period last year.

Non-interest Income: Non-interest income was $6.5 million for the nine months ended September 30, 2014, compared to $3.4 million for the same period last year. The increase was primarily attributable to an increase in the gain on sale of SBA loans due to an increase in sales volume, loans that had been originated in prior quarters, of $1.9 million. Also contributing to the increase was a $178,000 increase in gain on the sale of investment securities and a $240,000 increase in other loan fee income, which was the result of several large prepayment fees.

Non-interest Expense: Non-interest expense increased $896,000 to $14.3 million for the nine months ended September 30, 2014, from $13.4 million for the nine months ended September 30, 2013. The increase was primarily due to a $580,000 increase in OREO expenses which included a $1.5 million loss reserve established against a condominium project in Absecon, NJ. Also contributing to the increase was an increase in compensation and benefits of $199,000 resulting from additional staff, salary increases and increased benefit costs.

Income Taxes: The Company recorded income tax expense of $4.6 million, on income before taxes of $14.6 million for the nine months ended September 30, 2014, resulting in an effective tax rate of 31.4%, compared to income tax expense of $4.0 million on income before taxes of $10.7 million for the same period of 2013, resulting in an effective tax rate of 36.9%. The decrease is due to an immaterial over accrual in a prior period that was corrected during the current period.

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$672,965	$27,864	5.54%	$640,182	$26,632	5.56%
Investment securities	37,014	811	2.93%	22,590	551	3.26%
Federal funds sold and cash equivalents	48,826	84	0.23%	47,114	92	0.26%
Total interest-earning assets	758,805	$28,759	5.07%	708,776	$27,275	5.14% %

Other assets	62,899			60,750
Allowance for loan losses	(18,937)			(20,237)
Total assets	$802,767			$750,399

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$27,395	$103	0.50%	$23,319	$95	0.54%
Money markets	98,569	416	0.56%	84,084	422	0.67%
Savings	214,507	961	0.60%	233,550	1,226	0.70%
Time deposits	254,174	2,045	1.08%	235,384	1,990	1.13%
Brokered certificates of deposit	7,288	44	0.81%	13,311	116	1.17%
Total interest-bearing deposits	601,933	3,569	0.79%	589,648	3,849	0.87%
Borrowings	62,703	638	1.36%	40,374	582	1.93%
Total interest-bearing liabilities	664,636	4,207	0.85%	630,022	4,431	0.94%

Non-interest bearing deposits	34,997			30,002
Other liabilities	5,346			4,516
Total non-interest bearing liabilities	40,343			34,518
Shareholders’ equity	97,788			85,859
Total liabilities and shareholders’ equity	$802,767			$750,399
Net interest income		$24,552			$22,844
Interest rate spread			4.22%			4.20%
Net interest margin			4.33%			4.304.31%

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General: Net income available to common shareholders for the three months ended September 30, 2014 was $3.2 million, compared to $1.8 million for the same period in 2013. The change was impacted by the following:

Interest Income: Interest income increased $409,000, or 4.5%, to $9.4 million for the three months ended September 30, 2014, from $9.0 million for the three months ended September 30, 2013. The increase is attributable to an increase in average loan balances, partially offset by a decrease in the average yield. Average loans for the three month period ended September 30, 2014 were $676.3 million compared to $6649.9 million for the same period last year. The average yield on loans was 5.36% for the three months ended September 30, 2014 compared to 5.38% for the same period in 2013.

Interest Expense: Interest expense increased $67,000 to $1.4 million for the three months ended September 30, 2014, from $1.3 million for the three months ended September 30, 2013. The increase is primarily attributable to an increase in average deposit balances partially offset by lower average cost of deposits. Average deposits for the three month period ended September 30, 2014 were $604.9 million, compared to $581.4 million for the same period last year. The average rate paid on deposits for the three month period ended September 30, 2014 was 0.79%, compared to 0.81% for the same period last year. The average rate on borrowings decreased to 1.35% for the three months ended September 30, 2014, from 1.69% for the same period last year, as higher rate advances have matured and been replaced with lower cost borrowings.

Net Interest Income: Net interest income increased $342,000 to $8.0 million for the three months ended September 30, 2014, as compared to $7.7 million for the same period last year. We experienced a decrease in our net interest rate spread of 19 basis points to 4.05% for the three months ended September 30, 2014, from 4.24% for the same period last year. Our net interest margin decreased 18 basis points to 4.16% for the three months ended September 30, 2014, from 4.34% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $250,000 for the three months ended September 30, 2014, compared to $200,000 for the same period last year.

Non-interest Income: Non-interest income was $3.9 million for the three months ended September 30, 2014, compared to $1.5 million for the same period last year. The increase was primarily attributable to an increase in the gain on sale of SBA loans due to an increase in sales volume, loans that had been originated in prior quarters, of $2.1 million. Also contributing to the increase was a $314,000 increase in gain on the sale of OREO and a $102,000 increase in other loan fee income, which was the result of several large prepayment fees.

Non-interest Expense: Non-interest expense decreased $586,000 to $4.8 million for the three months ended September 30, 2014, from $5.4 million for the three months ended September 30, 2013. The decrease was primarily due to a $640,000 decrease in OREO expenses, offset by a $253,000 increase in other operating expenses associated with nonperforming loans.

Income Taxes: The Company recorded income tax expense of $2.1 million on income before taxes of $6.8 million for the three months ended September 30, 2014, resulting in an effective tax rate of 31.4%, compared to income tax expense of $1.3 million on income before taxes of $3.5 million for the same period of 2013, resulting in an effective tax rate of 37.0%. The decrease is due to an immaterial over accrual in a prior period that was corrected during the current period.

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Amounts in thousands, except percentages)
Assets
Loans	$676,266	$9,132	5.36%	$649,891	$8,821	5.38%
Investment securities	34,970	256	2.90%	21,237	168	3.14%
Federal funds sold and cash equivalents	53,050	29	0.22%	29,502	19	0.26%
Total interest-earning assets	754,698	$9,417	4.89%	699,572	$9,008	5.101%

Other assets	60,720			60,908
Allowance for loan losses	(17,959)			(20,745)
Total assets	$807,047			$740,793

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$28,654	$36	0.50%	$23,645	$31	0.52%
Money markets	103,445	144	0.55%	82,776	131	0.63%
Savings	207,812	307	0.59%	238,820	386	0.64%
Time deposits	259,627	713	1.09%	228,659	613	1.06%
Brokered certificates of deposit	5,364	6	0.44%	7,488	23	1.22%
Total interest-bearing deposits	604,902	1,206	0.79%	581,388	1,184	0.81%
Borrowings	58,863	201	1.35%	36,620	156	1.69%
Total interest-bearing liabilities	663,765	1,407	0.84%	618,008	1,340	0.86%

Non-interest bearing deposits	37,038			31,492
Other liabilities	5,112			4,864
Total non-interest bearing liabilities	42,150			36,356
Shareholders’ equity	101,132			86,429
Total liabilities and shareholders’ equity	$807,047			$740,793
Net interest income		$8,010			$7,668
Interest rate spread			4.05%			4.24%
Net interest margin			4.16%			4.345%

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

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 106.1% and 104.4% at September 30, 2014 and December 31, 2013, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2014. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2014, the Company maintained lines of credit with the FHLB of $98.6 million, of which $50.8 million was outstanding at September 30, 2014.

As of September 30, 2014, the Company's investment securities portfolio included $27.3 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

At September 30, 2014, management believes that the Company and the Bank are "well-capitalized" and in compliance with all applicable regulatory requirements.

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

101.CAL               XBRL Calculation Linkbase Document *

101.LAB               XBRL Labels Linkbase Document *

101.PRE               XBRL Presentation Linkbase Document *

101.DEF               XBRL Definition Linkbase Document *

*           Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date: November 14, 2014	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)