Form 10-K
period 2014-12-31
PARKE BANCORP, INC.
filed 2015-03-20
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2014, was approximately $69.4 million.

As of March 19, 2015 there were issued and outstanding 6,014,112 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2014. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders. (Parts II and III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield, Galloway Township and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2014, the Company had assets of $821.7 million, loans net of unearned income of $713.1 million, deposits of $647.9 million and equity of $102.9 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.(1) As of December 31, 2014 no one industry sector concentration exceeded 10% of total loans. Refer to pages 4 through 6 for descriptions of the loan categories presented.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)

Commercial and Industrial	$30,092	4.2%	$23,001	3.5%	$21,925	3.5%	$24,136	3.9%	$25,108	4.0%
Real Estate Construction:
Residential	5,859	0.8	7,389	1.1	7,331	1.2	21,287	3.4	38,810	6.2
Commercial	47,921	6.7	43,749	6.7	41,875	6.6	50,361	8.1	57,651	9.2
Real Estate Mortgage:
Commercial - Owner Occupied	176,649	24.8	170,122	26.0	157,616	25.0	147,449	23.6	146,665	23.4
Commercial - Non-Owner Occupied	237,918	33.4	220,364	33.7	221,731	35.2	204,216	32.6	171,854	27.5
Residential - 1 to 4 Family	171,894	24.1	148,160	22.6	140,164	22.3	138,768	22.2	141,695	22.6
Residential - Multifamily	25,173	3.5	24,103	3.7	21,181	3.4	20,126	3.2	27,841	4.4
Consumer	17,555	2.5	17,653	2.7	17,889	2.8	18,774	3.0	17,115	2.7
Total Loans	$713,061	100.0%	$654,541	100.00%	$629,712	100.0%	$625,117	100.00%	$626,739	100.00%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2014.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)

Commercial and Industrial	$4,221	$15,332	$10,539	$30,092
Real Estate Construction:
Residential	3,217	2,442	200	5,859
Commercial	23,146	16,577	8,198	47,921
Real Estate Mortgage:
Commercial - Owner Occupied	7,413	25,920	143,316	176,649
Commercial - Non-Owner Occupied	17,223	38,184	182,511	237,918
Residential - 1 to 4 Family	9,072	15,464	147,358	171,894
Residential – Multifamily	1,675	3,350	20,148	25,173
Consumer	1,490	154	15,911	17,555
Total Loans	$67,457	$117,423	$528,181	$713,061

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2014, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)

Commercial and Industrial	$5,097	$20,774	$25,871
Real Estate Construction:
Residential	—	2,642	2,642
Commercial	11,886	12,889	24,775
Real Estate Mortgage:
Commercial - Owner Occupied	5,932	163,305	169,237
Commercial - Non-Owner Occupied	37,808	182,887	220,695
Residential - 1 to 4 Family	76,249	86,573	162,822
Residential - Multifamily	1,998	21,500	23,498
Consumer	15,776	288	16,064
Total Loans	$154,746	$490,858	$645,604

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2014, the Bank’s loan to one borrower limit was approximately $19.9 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2014, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $12.7 million that was secured by the real estate. At December 31, 2014, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing TDR’s, were $61.5 million, $68.9 million, $87.6 million, $97.2 million and $112.0 million at December 31 2014, 2013, 2012, 2011, and 2010, respectively. Included in impaired loans at December 31, 2014, 2013, 2012, 2011 and 2010 were $42.2 million, $51.0 million, $67.1 million, $66.9 million and $42.7 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$61	$122	$248	$—	$—
Real Estate Construction:
Residential	238	967	799	5,265	8,546
Commercial	10,773	9,908	12,958	7,703	6,701
Real Estate Mortgage:
Commercial - Owner Occupied	735	976	1,218	4,797	546
Commercial - Non-Owner Occupied	8,624	10,853	19,228	18,132	826
Residential - 1 to 4 Family	6,367	12,914	10,072	7,691	9,415
Residential – Multifamily	—	99	2,838	597	1,350
Consumer	94	115	188	274	61
Total non-accrual loans	26,892	35,954	47,549	44,459	27,445

Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$26,892	$35,954	$47,549	$44,459	$27,445

Total non-performing loans as a percentage of loans	3.8%	5.5%	7.6%	7.1%	4.4%

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2014, the Bank had $26.9 million of loans that were on a non-accrual basis. Gross interest income of $1.6 million would have been recorded during the year ended December 31, 2014 if these loans had been performing in accordance with their terms. Interest income of $647 thousand was recognized on these loans during the year ended December 31, 2014.

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

The Bank also internally classifies certain assets as “other assets especially mentioned” (“OAEM”); such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

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

At December 31, 2014, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	13,990
Substandard	38,119
$52,109

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2014 was $20.9 million. The real estate owned consisted of 19 properties, the largest being a condominium development located in Absecon, New Jersey at $9.1 million.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of the period	$18,560	$18,936	$19,323	$14,789	$12,404
Charge-offs:
Commercial and Industrial	(395)	(4)	(66)	(22)	(615)
Real Estate Construction:
Residential	—	—	(1,326)	(2,390)	(3,893)
Commercial	(16)	—	(310)	(494)	(588)
Real Estate Mortgage:
Commercial - Owner Occupied	(476)	(77)	(1,058)	—	(189)
Commercial - Non-Owner Occupied	(50)	(2,641)	(3,848)	(426)	—
Residential - 1 to 4 Family	(2,841)	(554)	(1,531)	(2,643)	(1,245)
Residential – Multifamily	—	(8)	—	—	(70)
Consumer	(31)	(3)	(38)	—	(16)
Total charge-offs:	(3,809)	(3,287)	(8,177)	(5,975)	(6,616)

Recoveries:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	5	—	490	24	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	5	1	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	32	210	—	34	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	1	—
Total recoveries:	42	211	490	59	—
Net recoveries (charge-offs)	(3,767)	(3,076)	(7,687)	(5,916)	(6,616)
Provision for loan losses	3,250	2,700	7,300	10,450	9,001
Balance at end of period	$18,043	$18,560	$18,936	$19,323	$14,789
Period-end loans outstanding (net of deferred costs/fees)	$713,061	$654,541	$629,712	$625,117	$626,739
Average loans outstanding	$669,771	$644,735	$612,342	$630,570	$622,716
Allowance as a percentage of period end loans	2.53%	2.84%	3.01%	3.09%	2.36%
Net loans charged off as a percentage of average loans outstanding	0.57%	0.51%	1.34%	0.95%	1.06%

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(Amounts in thousands, except percentages)

Commercial and Industrial	$1,679	4.2%	$591	3.5%	$470	2.5%	$451	2.3%	$448	3.0%
Real Estate Construction:
Residential	316	0.8	414	1.1	845	4.5	2,613	13.5	2,980	20.1
Commercial	3,015	6.7	948	6.7	1,115	5.9	1,971	10.2	1,576	10.7
Real Estate Mortgage:
Commercial - Owner Occupied	3,296	24.8	4,735	26.0	4,095	21.6	2,714	14.1	2,620	17.7
Commercial - Non-Owner Occupied	4,962	33.4	7,530	33.7	7,379	39.0	6,742	34.9	3,680	24.9
Residential - 1 to 4 Family	4,156	24.1	3,612	22.6	4,384	23.1	4,190	21.7	2,848	19.3
Residential - Multifamily	357	3.5	389	3.7	312	1.6	278	1.4	372	2.5
Consumer	262	2.5	341	2.7	336	1.8	148	0.8	130	0.9
Unallocated	—	0.0	—	0.0	—	0.0	216	1.1	135	0.9
Total Allowance	$18,043	100.0%	$18,560	100.0%	$18,936	100.0%	$19,323	100.0%	$14,789	100.0%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2014, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2014, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2014	2013	2012
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,141	$2,103	$2,066

Securities Available for Sale:
U.S. government-sponsored entities	—	—	7
Corporate debt obligations	522	506	1,524
Residential mortgage-backed securities	26,947	30,450	12,899
Collateralized mortgage obligations	390	595	974
Collateralized debt obligations	349	4,144	3,936
Total securities available for sale	28,208	35,695	19,340

Total	$30,349	$37,798	$21,406

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2014 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2014
	One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)

Securities Held to Maturity:
State and political subdivisions	$—	—%	$—	—%	$2,141	2.53%	$2,141	2.54%	$2,377

Securities Available for Sale:
U.S. government sponsored entities	$—	—%	$—	—%	$—	—%	$—	—%	$—
Corporate debt obligations	—	—	—	—	500	8.13	500	8.13	522
Residential mortgage-backed securities	171	3.89	1,177	2.84	24,904	2.79	26,252	2.80	26,947
Collateralized mortgage obligations	202	4.00	—	—	173	4.50	375	4.22	390
Collateralized debt obligations	—	—	—	—	806	0.00	806	0.00	349
Total securities available for sale	373	3.95	1,177	2.84	26,383	2.81	27,933	2.84	28,208
Total	$373	3.95%	$1,177	2.84%	$28,524	2.79%	$30,074	2.82%	$30,585

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $20.3 million and $5.2 million at December 31, 2014 and 2013, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARSTM settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARSTM deposits included within the brokered deposit total amounted to $20.3 million, $5.2 million and $21.8 million at December 31, 2014, 2013 and 2012, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2014
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$27,771	0.50%	4.35%
Money markets	101,090	0.55%	15.85
Savings	210,380	0.59%	32.98
Time deposits	255,372	1.08%	40.04
Brokered CDs	6,785	0.72%	1.06
Total interest-bearing deposits	601,398	0.79%

Non-interest bearing demand deposits	36,493		5.72

Total deposits	$637,891		100.00%

	2013
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$23,635	0.54%	3.82%
Money markets	85,542	0.66%	13.81
Savings	232,635	0.68%	37.56
Time deposits	234,822	1.11%	37.91
Brokered CDs	12,000	1.19%	1.94
Total interest-bearing deposits	588,634	0.85%

Non-interest bearing demand deposits	30,714		4.96

Total deposits	$619,348		100.00%

	2012
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)

NOWs	$19,905	0.68%	3.09%
Money markets	92,068	0.80%	14.29
Savings	223,560	0.88%	34.69
Time deposits	256,326	1.32%	39.77
Brokered CDs	23,458	1.13%	3.64
Total interest-bearing deposits	615,317	1.05%

Non-interest bearing demand deposits	29,157		4.52

Total deposits	$644,474		100.00%

The following table indicates the amount of the Bank’s certificates of deposit of $250,000 or more by time remaining until maturity as of December 31, 2014.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$6,121
Three through twelve months	15,227
Over twelve months	7,568
Total	$28,916

Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. Borrowings from the FHLB outstanding during 2014, 2013, and 2012, had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2014	2013	2012
	(Amounts in thousands, except rates)
Amount outstanding at year end	$62,755	$68,683	$43,851
Weighted average interest rates at year end	1.33%	1.38%	2.05%
Maximum outstanding at any month end	$64,139	$68,683	$53,997
Average outstanding	$62,800	$42,307	$46,165
Weighted average interest rate during the year	1.33%	1.80%	2.04%

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

Personnel

At December 31, 2014, the Bank had 55 full-time and 15 part-time employees.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements” and “Recent Amendments to Regulatory Capital Requirements.”  The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $500 million in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements.  As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.  Recently enacted legislation direct the Federal Reserve to extend this treatment to bank and thrift holding companies with consolidated assets of less than $1.0 billion.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment was applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 were returned to the institution.

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

Pursuant to these requirements, the FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles. Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance. Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I ranged between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate is reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which are assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.0062% of insured deposits on an annualized basis in 2014. These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2014, the Bank had the requisite capital levels to qualify as “well capitalized.”

Volcker Rule.  On July 21, 2015, banking entities, which include insured depository institutions, their holding companies and affiliates of either, will become subject to regulations implementing the so-called Volcker Rule of the Dodd-Frank Act, which prohibits proprietary trading for the entity’s own account in certain financial instruments, including securities, derivatives, futures and options but excluding loans, physical commodities and foreign exchange and currency.  Under the rules adopted by the federal financial regulatory agencies, the purchase or sale of a financial instrument that has been held for less than 60 days is presumed to be proprietary trading for the purpose of short-term resale or benefiting from short-term price movements or for another prohibited purpose unless the banking organization can demonstrate a contrary purpose.  Purchases and sales of financial instruments pursuant to repurchase and reverse repurchase agreements or securities lending agreements, however, are excluded from the definition of proprietary trading. Also excluded from the definition of proprietary trading are purchases and sales of financial instruments where the bank is acting solely as agent for a customer, as trustee for a pension or deferred compensation plan or in connection with the collection of debts previously contracted.  Purchases and sales of highly liquid securities that are not reasonably expected to result in short-term trading gains and in an amount consistent with near-term funding needs are excluded from proprietary trading if conducted pursuant to a documented liquidity management plan.  Certain proprietary trading activities are permitted if conducted in connection with underwriting or market-making activities or risk-mitigating hedging activities.  Proprietary trading is also permitted in U.S. government, agency and government sponsored-enterprise securities and obligations of states and political subdivisions and the FDIC but not in derivatives of the foregoing.

The Volcker Rule also prohibits banking entities from sponsoring or directly or indirectly acquiring as principal any ownership interest in a “covered fund” unless permitted by the rule.  For purposes of this prohibition, a covered fund is any investment fund such as a hedge or private equity fund that would be required to register as an investment company under SEC rules but for the statutory exemptions for funds held by not more than 100 persons or owned solely by high net worth investors, any exempt or substantively similar non-exempt commodity pool and certain foreign investment funds.  Excluded from the definition of covered fund are wholly owned subsidiaries of a banking entity or its affiliates, certain permissible joint ventures, insurance company separate accounts for which the banking entity is a beneficiary provided the banking entity does not control investment decisions on the underlying assets or participate in the profits for the separate account except in accordance with supervisory guidance regarding bank owned life insurance, certain vehicles for loan and other permissible securitizations, small business investment companies, public welfare companies permitted under the National Bank Act, business development companies, registered investment companies and investment funds exempt from SEC registration under other statutory  provisions.  Investments in pooled trust preferred securities are permitted if acquired before December 10, 2013 and the banking entity reasonably believes that the trust preferred securities in the pool were issued prior to May 19, 2010 by depository institution holding companies with less than $15 billion in assets or by mutual holding companies.

The Volcker Rule prohibits a banking entity from engaging in certain covered transactions, including loans and securities and asset purchases, with any covered fund for which it serves as investment manager, advisor or sponsor or that it organizes and offers.  Any transactions with a covered fund must be on terms as favorable to the banking entity as transactions with non-affiliates.  Finally, the Volcker Rule prohibits any otherwise permitted proprietary trading or covered fund activity that would involve a material conflict of interest between the banking entity and its customers, result in a material exposure of the banking entity to high risk assets or trading strategies or would pose a threat to the safety and soundness of the banking entity or the financial stability of the United States.

Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size. The rules became effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and became effective for all other institutions in January 2015. The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements. The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. The amended rules require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Depository institutions and their holding companies are required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increased the required ratio of Tier 1 Capital to risk-weighted assets from 4% to 6%. Tier 1 Capital consists of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which include non-cumulative perpetual preferred stock. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations. These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt. The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules have been amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations are required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted. Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations are also required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings. The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages. Instead, the amended regulations continue to follow the previous capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans have a 100% risk weight. The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital. The revised regulations also created a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2014, net property and equipment totaled approximately $4.5 million.

Item 3.	Legal Proceedings

At December 31, 2014, the Company was not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2014 Annual Report is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no treasury stock repurchases during the fourth quarter of 2014.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2014 Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2014 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2014 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )
	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	311,870	$ 9.29	—

Total	311,870	$ 9.29	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

	•	Management’s Report on Internal Controls

Report of Independent Registered Public Accounting Firm

	•	Consolidated Balance Sheets as of December 31, 2014 and 2013

	•	Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

	•	Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013

	•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

	•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (3)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (4)
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook (4)
10.3	Supplemental Executive Retirement Plan (1)

10.4	1999 Stock Option Plan(1)
10.5	2002 Stock Option Plan(1)
10.6	2003 Stock Option Plan (1)
10.7	2005 Stock Option Plan (5)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2014
21	Subsidiaries of the Registrant
23	Consent of McGladrey LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-Kare documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2007.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
(6)	Incorporated by reference to the Company’s Current Report on filed with the SEC on April 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 20, 2015	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2015.

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