Form 10-K/A
period 2014-12-31
PARKE BANCORP, INC.
filed 2015-03-23
CIK 1315399

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015 (the “Form 10-K”), is solely to correct an error in Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1.	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

•	Management’s Report on Internal Controls

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

•	Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

•	Notes to Consolidated Financial Statements

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (3)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (4)

10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook (4)
10.3	Supplemental Executive Retirement Plan (1)
10.4	1999 Stock Option Plan(1)
10.5	2002 Stock Option Plan(1)
10.6	2003 Stock Option Plan (1)
10.7	2005 Stock Option Plan (5)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2014*
21	Subsidiaries of the Registrant*
23	Consent of McGladrey LLP*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Previously filed with Annual Report on Form 10-K for the year ended December 31, 2014 as filed on March 20, 2015.
**	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2007.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.
(6)	Incorporated by reference to the Company’s Current Report on filed with the SEC on April 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 23, 2015	By:	/s/ John F. Hawkins
John F. Hawkins Senior Vice President and Chief Financial Officer