Form 10-Q
period 2015-03-31
PARKE BANCORP, INC.
filed 2015-05-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015.
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

Yes [  ]                No [X]

As of May 15, 2015, there were issued and outstanding 6,256,012 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)
	March 31,	December 31,
	2015	2014
Assets
Cash and due from financial institutions	$3,260	$4,033
Federal funds sold and cash equivalents	36,523	32,205
Total cash and cash equivalents	39,783	36,238
Investment securities available for sale, at fair value	47,836	28,208
Investment securities held to maturity (fair value of $2,456 at March 31, 2015 and $2,377 at December 31, 2014)	2,151	2,141
Total investment securities	49,987	30,349
Loans held for sale	905	2,932
Loans, net of unearned income	717,960	713,061
Less: Allowance for loan losses	(16,183)	(18,043)
Net loans	701,777	695,018
Accrued interest receivable	2,837	2,827
Premises and equipment, net	4,430	4,490
Other real estate owned (OREO)	22,516	20,931
Restricted stock, at cost	4,072	3,152
Bank owned life insurance (BOLI)	11,552	11,464
Deferred tax asset	10,526	10,518
Other assets	5,245	3,787
Total Assets	$853,630	$821,706

Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$45,626	$42,554
Interest-bearing deposits	613,178	605,379
Total deposits	658,804	647,933
FHLBNY borrowings	69,807	49,352
Subordinated debentures	13,403	13,403
Accrued interest payable	442	445
Other liabilities	6,546	7,523
Total liabilities	749,002	718,656
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at March 31, 2015 and December 31, 2014	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 6,256,012 shares at March 31, 2015 and 6,208,259 shares at December 31, 2014	626	621
Additional paid-in capital	51,698	51,316
Retained earnings	34,521	32,983
Accumulated other comprehensive income	185	165
Treasury stock, 241,900 shares at March 31, 2015 and 210,900 shares at December 31, 2014, at cost	(2,531)	(2,180)
Total shareholders’ equity	104,499	102,905
Noncontrolling interest in consolidated subsidiaries	129	145
Total equity	104,628	103,050
Total liabilities and equity	$853,630	$821,706

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the three months ended March 31,
	2015	2014
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,139	$9,290
Interest and dividends on investments	246	293
Interest on federal funds sold and cash equivalents	15	23
Total interest income	9,400	9,606
Interest expense:
Interest on deposits	1,131	1,177
Interest on borrowings	213	221
Total interest expense	1,344	1,398
Net interest income	8,056	8,208
Provision for loan losses	840	1,000
Net interest income after provision for loan losses	7,216	7,208
Noninterest income:
Gain on sale of SBA loans	557	321
Loan fees	316	215
Net income from BOLI	87	88
Service fees on deposit accounts	70	57
Loss on sale and write-down of real estate owned	(169)	(396)
Realized gain on sale of AFS securities	—	178
Other	400	497
Total noninterest income	1,261	960
Noninterest expense:
Compensation and benefits	1,990	1,843
Professional services	509	410
Occupancy and equipment	325	296
Data processing	139	117
FDIC insurance	165	241
OREO expense	486	760
Other operating expense	736	876
Total noninterest expense	4,350	4,543
Income before income tax expense	4,127	3,625
Income tax expense	1,521	1,162
Net income attributable to Company and noncontrolling interest	2,606	2,463
Net income attributable to noncontrolling interest	(106)	(137)
Net income attributable to Company	2,500	2,326
Preferred stock dividend and discount accretion	300	300
Net income available to common shareholders	$2,200	$2,026

Earnings per common share:
Basic	$0.37	$0.34
Diluted	$0.31	$0.29

Weighted average shares outstanding:
Basic	6,010,792	5,988,742
Diluted	7,939,684	7,912,972
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the three months ended March 31,
	2015	2014
	(in thousands)
Net income attributable to Company	$2,500	$2,326
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	26	—
Unrealized gains on securities without OTTI	9	416
Less reclassification adjustment for gains on securities included in net income	—	(178)
Tax impact	(15)	(95)
Total unrealized gains on securities	20	143
Gross pension liability adjustments	—	—
Tax Impact	—	—
Total pension liability adjustment	—	—
Total other comprehensive income	20	143
Total comprehensive income	$2,520	$2,469
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2014	$20,000	6,208,259	$621	$51,316	$32,983	$165	$(2,180)	$102,905	$145	$103,050
Capital withdrawals by noncontrolling interest									(122)	(122)
Stock options exercised		47,753	5	382				387		387
Net income					2,500			2,500	106	2,606
Changes in other comprehensive income						20		20		20
Purchase of treasury stock							(351)	(351)		(351)
Dividend on preferred stock					(300)			(300)		(300)
Dividend on common stock					(662)			(662)		(662)
Balance, March 31, 2015	$20,000	6,256,012	$626	$51,698	$34,521	$185	$(2,531)	$104,499	$129	$104,628
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,
	2015	2014
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$2,606	$2,463
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	79	86
Provision for loan losses	840	1,000
Net gain from sales of investment securities	—	(178)
Bank owned life insurance	(87)	(88)
Gain on sale of SBA loans	(557)	(321)
SBA loans originated for sale	(3,018)	(8,331)
Proceeds from sale of SBA loans originated for sale	5,602	3,364
Loss on sale & write down of OREO	169	396
Net accretion of purchase premiums and discounts on securities	(680)	(22)
Contribution of OREO property	—	22
Deferred income tax benefit	(8)	(8,013)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(2,143)	6,356
Decrease in accrued interest payable and other accrued liabilities	(980)	(608)
Net cash provided by (used in) operating activities	1,823	(3,874)
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	(19,976)	—
(Purchases) redemptions of restricted stock	(920)	205
Proceeds from sale and call of securities available for sale	—	3,974
Proceeds from maturities and principal payments on mortgage backed securities	1,050	978
Proceeds from sale of OREO	751	241
Advances on OREO	(242)	(66)
Net (increase) decrease in loans	(9,862)	2,315
Purchases of bank premises and equipment	(19)	(50)
Net cash (used in) provided by investing activities	(29,218)	7,597
Cash Flows from Financing Activities:
Payment of dividend on preferred stock	(300)	(57)
Purchase of treasury stock	(351)	—
Minority interest capital withdrawal, net	(122)	(150)
Proceeds from exercise of stock options and warrants	387	61
Net increase (decrease) in FHLBNY and short term borrowings	20,455	(4,544)
Net increase (decrease) in noninterest-bearing deposits	3,072	(1,246)
Net increase in interest-bearing deposits	7,799	7,931
Net cash provided by financing activities	30,940	1,995
Net increase in cash and cash equivalents	3,545	5,718
Cash and Cash Equivalents, January 1,	36,238	45,661
Cash and Cash Equivalents, March 31,	$39,783	$51,379
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$1,347	$1,367
Income taxes	$2,500	$1,650
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$2,263	$1,324

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2015 and 2014 are unaudited. The balance sheet as of December 31, 2014, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU 2014-04 requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of the ASU.

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

In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which changes the accounting for repurchase-to-maturity transactions (repos-to-maturity) and enhances the required disclosures for repurchase agreements and other similar transactions (repos). Repos-to-maturity and the repurchase financings will be accounted for as secured borrowings. In addition, the standard requires new disclosures for repos. ASU No. 2014-11 provisions are effective for the first interim or annual period beginning after December 15, 2014. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of the ASU.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,” which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of the ASU.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(amounts in thousands)

Corporate debt obligations	$500	$25	$—	$—	$525
Residential mortgage-backed securities	45,886	816	116	—	46,586
Collateralized mortgage obligations	336	14	—	—	350
Collateralized debt obligations	806	—	—	431	375
Total available for sale	$47,528	$855	$116	$431	$47,836

Held to maturity:
States and political subdivisions	$2,151	$305	$—	$—	$2,456

As of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available for sale:	(amounts in thousands)

Corporate debt obligations	$500	$22	$—	$—	$522
Residential mortgage-backed securities	26,252	754	59	—	26,947
Collateralized mortgage obligations	375	15	—	—	390
Collateralized debt obligations	806	—	—	457	349
Total available for sale	$27,933	$791	$59	$457	$28,208

Held to maturity:
States and political subdivisions	$2,141	$236	$—	$—	$2,377

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2015 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,306	900
Residential mortgage-backed securities and collateralized mortgage obligations	46,222	46,936
Total available for sale	$47,528	$47,836

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,151	2,456
Total held to maturity	$2,151	$2,456

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

There were no securities pledged as collateral for borrowed funds as of March 31, 2015 and December 31, 2014. Securities with a carrying value of $13.9 million and $15.0 million were pledged to secure public deposits at March 31, 2015 and December 31, 2014, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

As of March 31, 2015	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	21,409	83	3,837	33	25,246	116
Total available for sale	$21,409	$83	$3,837	$33	$25,246	$116

As of December 31, 2014	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	3,968	59	—	—	3,968	59
Total available for sale	$3,968	$59	$—	$—	$3,968	$59

Residential Mortgage-Backed Securities: The unrealized losses on the Company’s investment in mortgage-backed securities relates to seven securities. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be OTTI at March 31, 2015.

Other Than Temporarily Impaired Debt Securities

We assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered OTTI and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the three month periods ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014

	(amounts in thousands)
Beginning balance	$171	$1,126
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	(955)
Reductions for securities deemed worthless	—	—
Reductions for increases in cash flows expected to be collected	—	—
Ending balance	$171	$171

During the three months ended March 31, 2014, the Bank sold three Trust Preferred securities, which resulted in a $178,000 gain reflected in the income statement.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$29,392	4.1%	$30,092	4.2%
Real Estate Construction:
Residential	5,990	0.8	5,859	0.8
Commercial	46,840	6.5	47,921	6.7
Real Estate Mortgage:
Commercial – Owner Occupied	180,783	25.2	176,649	24.8
Commercial – Non-owner Occupied	240,308	33.5	237,918	33.4
Residential – 1 to 4 Family	177,456	24.7	171,894	24.1
Residential – Multifamily	19,704	2.8	25,173	3.5
Consumer	17,487	2.4	17,555	2.5
Total Loans	$717,960	100.0%	$713,061	100.0%

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

With respect to construction loans to developers and builders that are secured by non-owner occupied properties, loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are also generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

An age analysis of past due loans by class at March 31, 2015 and December 31, 2014 follows:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$—	$2,372	$2,372	$27,020	$29,392
Real Estate Construction:
Residential	—	—	—	—	5,990	5,990
Commercial	—	—	7,389	7,389	39,451	46,840
Real Estate Mortgage:
Commercial – Owner Occupied	630	—	106	736	180,047	180,783
Commercial – Non-owner Occupied	177	—	5,424	5,601	234,707	240,308
Residential – 1 to 4 Family	352	—	6,550	6,902	170,554	177,456
Residential – Multifamily	—	362	—	362	19,342	19,704
Consumer	6	—	93	99	17,388	17,487
Total Loans	$1,165	$362	$21,934	$23,461	$694,499	$717,960

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)

Commercial and Industrial	$—	$1,874	$61	$1,935	$28,157	$30,092
Real Estate Construction:
Residential	—	—	238	238	5,621	5,859
Commercial	—	—	10,773	10,773	37,148	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	735	735	175,914	176,649
Commercial – Non-owner Occupied	—	—	8,624	8,624	229,294	237,918
Residential – 1 to 4 Family	629	20	6,367	7,016	164,878	171,894
Residential – Multifamily	364	—	—	364	24,809	25,173
Consumer	—	—	94	94	17,461	17,555
Total Loans	$993	$1,894	$26,892	$29,779	$683,282	$713,061

Impaired Loans: Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

 All impaired loans have are assessed for recoverability based on an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are generally updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety day period, a charge-off equal to the difference between the loan’s carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have at least nine months of payment history and future collectability of principal and interest is assured.

Impaired loans at March 31, 2015 and December 31, 2014 are set forth in the following tables.

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$130	$130	$—
Real Estate Construction:
Residential	—	—	—
Commercial	2,978	3,056	—
Real Estate Mortgage:
Commercial – Owner Occupied	106	106	—
Commercial – Non-owner Occupied	5,424	6,913	—
Residential – 1 to 4 Family	3,024	3,819	—
Residential – Multifamily	—	—	—
Consumer	93	93	—
	11,775	14,117	—

With an allowance recorded:
Commercial and Industrial	2,708	2,709	1,276
Real Estate Construction:
Residential	—	—	—
Commercial	7,635	10,089	478
Real Estate Mortgage:
Commercial – Owner Occupied	5,147	5,177	94
Commercial – Non-owner Occupied	21,099	21,098	454
Residential – 1 to 4 Family	4,909	5,084	401
Residential – Multifamily	362	362	5
Consumer	—	—	—
	41,860	44,519	2,708

Total:
Commercial and Industrial	2,838	2,839	1,276
Real Estate Construction:
Residential	—	—	—
Commercial	10,613	13,145	478
Real Estate Mortgage:
Commercial – Owner Occupied	5,253	5,283	94
Commercial – Non-owner Occupied	26,523	28,011	454
Residential – 1 to 4 Family	7,933	8,903	401
Residential – Multifamily	362	362	5
Consumer	93	93	—
	$53,615	$58,636	$2,708

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$61	$401	$—
Real Estate Construction:
Residential	—	—	—
Commercial	4,033	4,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	735	1,132	—
Commercial – Non-owner Occupied	8,175	10,616	—
Residential – 1 to 4 Family	2,548	3,291	—
Residential – Multifamily	—	—	—
Consumer	94	94	—
	15,646	19,695	—

With an allowance recorded:
Commercial and Industrial	2,346	2,346	1,040
Real Estate Construction:
Residential	238	979	238
Commercial	10,025	10,025	2,535
Real Estate Mortgage:
Commercial – Owner Occupied	5,216	5,245	114
Commercial – Non-owner Occupied	22,232	22,232	828
Residential – 1 to 4 Family	5,412	5,575	573
Residential – Multifamily	364	364	5
Consumer	—	—	—
	45,833	46,766	5,333

Total:
Commercial and Industrial	2,407	2,747	1,040
Real Estate Construction:
Residential	238	979	238
Commercial	14,058	14,186	2,535
Real Estate Mortgage:
Commercial – Owner Occupied	5,951	6,377	114
Commercial – Non-owner Occupied	30,407	32,848	828
Residential – 1 to 4 Family	7,960	8,866	573
Residential – Multifamily	364	364	5
Consumer	94	94	—
	$61,479	$66,461	$5,333

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$4,187	$26	$957	$4
Real Estate Construction:
Residential	—	—	851	—
Commercial	13,175	72	11,723	48
Real Estate Mortgage:
Commercial – Owner Occupied	6,268	55	6,944	74
Commercial – Non-owner Occupied	28,162	229	32,426	319
Residential – 1 to 4 Family	8,918	54	14,632	64
Residential – Multifamily	363	6	368	6
Consumer	93	—	94	—
Total	$61,166	$442	$67,995	$515

Troubled debt restructurings: Periodically management evaluates our loans in order to determine the appropriate risk rating, interest accrual status and potential classification as a troubled debt restructuring (TDR), some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, changes in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. We consider all loans modified in a troubled debt restructuring to be impaired.

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

Performing TDRs (not reported as non-accrual loans) totaled $31.7 million and $32.7 million with related allowances of $727,000 and $812,000 as of March 31, 2015 and December 31, 2014, respectively. Nonperforming TDRs totaled $7.5 million and $9.5 million with related allowances of $248,000 and $293,000 as of March 31, 2015 and December 31, 2014, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no new loans modified as a TDR during the three months ended March 31, 2015 and 2014.

There were no loans that were modified and deemed TDRs that subsequently defaulted during the three months ended March 31, 2015. Some loans classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, foreclosed, sold or it meets the criteria to be removed from TDR status.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2015 and December 31, 2014 is as follows:

At March 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$26,335	$629	$2,428	$—	$29,392
Real Estate Construction:
Residential	5,990	—	—	—	5,990
Commercial	35,451	4,000	7,389	—	46,840
Real Estate Mortgage:
Commercial – Owner Occupied	176,269	3,246	1,268	—	180,783
Commercial – Non-owner Occupied	224,420	5,223	10,665	—	240,308
Residential – 1 to 4 Family	168,389	743	8,324	—	177,456
Residential – Multifamily	19,342	—	362	—	19,704
Consumer	17,394	—	93	—	17,487
Total	$673,590	$13,841	$30,529	$—	$717,960

At December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$27,104	$642	$2,346	$—	$30,092
Real Estate Construction:
Residential	5,621	—	238	—	5,859
Commercial	34,255	2,893	10,773	—	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	170,685	4,051	1,913	—	176,649
Commercial – Non-owner Occupied	218,230	5,791	13,897	—	237,918
Residential – 1 to 4 Family	162,787	613	8,494	—	171,894
Residential – Multifamily	24,809	—	364	—	25,173
Consumer	17,461	—	94	—	17,555
Total	$660,952	$13,990	$38,119	$—	$713,061

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2015 and 2014 is as follows:

Allowance for Loan Losses:	For the three months ended March 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,679	$—	$19	$171	$1,869
Real Estate Construction:
Residential	316	(238)	—	108	186
Commercial	3,015	(2,380)	—	983	1,618
Real Estate Mortgage:
Commercial – Owner Occupied	3,296	—	10	38	3,344
Commercial – Non-owner Occupied	4,962	(381)	398	(398)	4,581
Residential – 1 to 4 Family	4,156	(128)	—	17	4,045
Residential – Multifamily	357	—	—	(78)	279
Consumer	262	—	—	(1)	261
Unallocated	—	—	—	—	—
Total	$18,043	$(3,127)	$427	$840	$16,183

Allowance for Loan Losses:	For the three months ended March 31, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$591	$—	$—	$282	$873
Real Estate Construction:
Residential	414	—	—	(276)	138
Commercial	948	—	—	(199)	749
Real Estate Mortgage:
Commercial – Owner Occupied	4,735	(80)	2	53	4,710
Commercial – Non-owner Occupied	7,530	—	—	(1,557)	5,973
Residential – 1 to 4 Family	3,612	(20)	—	2,410	6,002
Residential – Multifamily	389	—	—	(19)	370
Consumer	341	(24)	—	2	319
Unallocated	—	—	—	304	304
Total	$18,560	$(124)	$2	$1,000	$19,438

Allowance for Loan Losses, at March 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,276	$593	$1,869
Real Estate Construction:
Residential	—	186	186
Commercial	478	1,140	1,618
Real Estate Mortgage:
Commercial – Owner Occupied	94	3,250	3,344
Commercial – Non-owner Occupied	454	4,127	4,581
Residential – 1 to 4 Family	401	3,644	4,045
Residential – Multifamily	5	274	279
Consumer	—	261	261
Unallocated	—	—	—
Total	$2,708	$13,475	$16,183

Allowance for Loan Losses, at December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,040	$639	$1,679
Real Estate Construction:
Residential	238	78	316
Commercial	2,535	480	3,015
Real Estate Mortgage:
Commercial – Owner Occupied	114	3,182	3,296
Commercial – Non-owner Occupied	828	4,134	4,962
Residential – 1 to 4 Family	573	3,583	4,156
Residential – Multifamily	5	352	357
Consumer	—	262	262
Unallocated	—	—	—
Total	$5,333	$12,710	$18,043

Loans, at March 31, 2015:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$2,838	$26,554	$29,392
Real Estate Construction:
Residential	—	5,990	5,990
Commercial	10,613	36,227	46,840
Real Estate Mortgage:
Commercial – Owner Occupied	5,253	175,530	180,783
Commercial – Non-owner Occupied	26,523	213,785	240,308
Residential – 1 to 4 Family	7,933	169,523	177,456
Residential – Multifamily	362	19,342	19,704
Consumer	93	17,394	17,487
Total	$53,615	$664,345	$717,960

Loans, at December 31, 2014:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$2,407	$27,685	$30,092
Real Estate Construction:
Residential	238	5,621	5,859
Commercial	14,058	33,863	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	5,951	170,698	176,649
Commercial – Non-owner Occupied	30,407	207,511	237,918
Residential – 1 to 4 Family	7,960	163,934	171,894
Residential – Multifamily	364	24,809	25,173
Consumer	94	17,461	17,555
Total	$61,479	$651,582	$713,061

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015
(amounts in thousands except ratios)

Total Risk Based Capital	$126,406	17.05%	$59,296	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$117,142	15.80%	$29,648	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$117,142	14.27%	$32,840	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$123,539	17.23%	$57,367	8%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$114,593	15.98%	$28,684	4%	N/A	N/A
(to Risk Weighted Assets)

Tier 1 Capital	$114,593	14.12%	$32,460	4%	N/A	N/A
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015
(amounts in thousands except ratios)

Total Risk Based Capital	$126,496	17.07%	$59,296	8%	$74,120	10%
(to Risk Weighted Assets)

Tier 1 Capital	$117,234	15.82%	$29,648	4%	$44,472	6%
(to Risk Weighted Assets)

Tier 1 Capital Common Equity	$117,234	15.82%	$29,648	4%	$44,472	6%
(tp Risk Weighted Assets)

Tier 1 Capital	$117,234	14.29%	$32,824	4%	$41,030	5%
(to Average Assets)

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014
(amounts in thousands except ratios)

Total Risk Based Capital	$123,609	17.22%	$57,426	8%	$71,783	10%
(to Risk Weighted Assets)

Tier 1 Capital	$114,664	15.97%	$28,713	4%	$43,070	6%
(to Risk Weighted Assets)

Tier 1 Capital	$114,664	14.27%	$32,150	4%	$40,188	5%
(to Average Assets)

NOTE 7. OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(431)	$(457)
Unrealized gains on securities without OTTI	740	731
Tax impact	(124)	(109)
Accumulated other comprehensive income	$185	$165

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale

As of March 31, 2015
Corporate debt obligations	$—	$525	$—	$525
Residential mortgage-backed securities	—	46,586	—	46,586
Collateralized mortgage-backed securities		350	—	350
Collateralized debt obligations	—	—	375	375
Total	$—	$47,461	$375	$47,836

As of December 31, 2014
Corporate debt obligations	$—	$522	$—	$522
Residential mortgage-backed securities	—	26,947	—	26,947
Collateralized mortgage-backed securities		390	—	390
Collateralized debt obligations	—	—	349	349
Total	$—	$27,859	$349	$28,208

For the three months ended March 31, 2015, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31:

	Securities Available for Sale
	2015	2014
	(amounts in thousands)
Beginning balance at January 1,	$349	$4,144
Total net gains included in:
Net gain	—	178
Other comprehensive income	26	—
Settlements	—	(3,973)
Net transfers into Level 3	—	—
Ending balance	$375	$349

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2015
Collateral dependent impaired loans	$—	$—	$28,634	$28,634
OREO	—	—	22,516	22,516

As of December 31, 2014
Collateral dependent impaired loans	$—	$—	$35,711	$35,711
OREO	—	—	20,931	20,931

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $28.6 million and $35.7 million at March 31, 2015 and December 31, 2014 respectively, with a valuation allowance of $2.1 million and $4.7 million at March 31, 2015 and December 31, 2014, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

OREO consists of commercial real estate properties which are recorded at fair value based upon current appraised value, or agreements of sale less estimated disposition costs on level 3 inputs. Properties are reappraised annually.

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

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2015 and December 31, 2014:

	Level in Fair Value Hierarchy	March 31, 2015		December 31, 2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$39,783	$39,783	$36,238	$36,238
Investment securities AFS	(1)	47,836	47,836	28,208	28,208
Investment securities HTM	Level 2	2,151	2,456	2,141	2,377
Restricted stock	Level 2	4,072	4,072	3,152	3,152
Loans held for sale	Level 2	905	905	2,932	3,328
Loans, net	(2)	701,777	709,871	695,018	698,843
Accrued interest receivable	Level 2	2,837	2,837	2,827	2,827

Financial Liabilities:
Demand and savings deposits	Level 2	$382,115	$382,115	$372,827	$372,827
Time deposits	Level 2	276,689	278,146	275,106	276,528
Borrowings	Level 2	83,210	81,277	62,755	60,297
Accrued interest payable	Level 2	442	442	445	445

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
	(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$2,200	$2,026
Average common shares outstanding	6,010,792	5,988,742
Basic earnings per common share	$0.37	$0.34

Diluted earnings per common share
Net income available to common shareholders	$2,200	$2,026
Dividend on Preferred Series B	300	300
Average common shares outstanding	6,010,792	5,988,742
Dilutive potential common shares	1,928,892	1,924,230
Total diluted average common shares outstanding	7,939,684	7,912,972
Diluted earnings per common share	$0.31	$0.29

On March 24, 2015 the Company declared a quarterly cash dividend of $0.06 per share to shareholders on record as of April 16, 2015 and payable on April 30, 2015.

NOTE 10. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after March 31, 2015 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

At March 31, 2015, the Company’s total assets increased to $853.6 million from $821.7 million at December 31, 2014, an increase of $31.9 million or 3.9%.

Cash and cash equivalents increased $3.6 million to $39.8 million at March 31, 2015 from $36.2 million at December 31, 2014.

Total investment securities increased to $50.0 million at March 31, 2015, from $30.3 million at December 31, 2014, an increase of $19.7 million or 64.7%. During the quarter, the company purchased $20.7 million in mortgage-backed securities to increase on-balance sheet liquidity to fund future growth. The purchase was funded with borrowings from the FHLB.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2015, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $718.0 million at March 31, 2015 from $713.1 million at December 31, 2014, an increase of $4.9 million or 0.7%.

Delinquent loans totaled $23.4 million or 3.3% of total loans at March 31, 2015, a decrease of $6.3 million from December 31, 2014. Delinquent loan balances by number of days delinquent at March 31, 2014 were: 30 to 89 days --- $1.5 million; 90 days and greater not accruing interest --- $21.9 million.

At March 31, 2015, the Company had $21.9 million in nonaccrual loans or 3.1% of total loans, a decrease from $26.9 million or 3.8% of total loans at December 31, 2014. The three largest nonperforming loan relationships are a $4.4 million land development loan, a $2.8 residential home loan and a $2.5 million land development loan.

The composition of nonaccrual loans as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(amounts in thousands except ratios)
Commercial and Industrial	$2,372	$61
Real Estate Construction:
Residential	—	238
Commercial	7,389	10,773
Real Estate Mortgage:
Commercial – Owner Occupied	106	735
Commercial – Non-owner Occupied	5,424	8,624
Residential – 1 to 4 Family	6,550	6,367
Residential – Multifamily	—	—
Consumer	93	94
Total	$21,934	$26,892

Nonperforming loans to total loans	3.1%	3.8%

At March 31, 2015, the allowance for loan losses was $16.2 million, as compared to $18.0 million at December 31, 2014. The ratio of allowance for loan losses to total loans was 2.3% at March 31, 2015, compared to 2.5% at December 31, 2014. The decrease is due to continuing improvements in the credit quality of the loan portfolio. The ratio of allowance for loan losses to non-performing loans improved to 73.8% at March 31, 2015, compared to 67.1% at December 31, 2014. During the three month period ended March 31, 2015, the Company charged-off $3.1 million in loans, and recovered $428,000, compared to $124,000  in loans charged off in the three months ended March 31, 2014, and $2,000 in recoveries. Specific allowances for loan losses have been established in the amount of $2.7 million on impaired loans totaling $53.6 million at March 31, 2015, as compared to $5.3 million at December 31, 2014. We have provided for all losses that are both probable and reasonably estimable at March 31, 2015 and December 31, 2014. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at March 31, 2015 was $22.5 million, compared to $20.9 million at December 31, 2014, the largest being a condominium development valued at $8.7 million.

An analysis of OREO activity is as follows:

	For the three Months Ended March 31,
	2015	2014
	(amounts in thousands)
Balance at beginning of period	$20,931	$28,910
Real estate acquired in settlement of loans	2,263	1,324
Sales of real estate	(751)	(241)
Gain (loss) on sale of real estate	31	(76)
Write-down of real estate carrying values	(200)	(319)
Donated property	—	(22)
Capitalized improvements to real estate	242	66
Balance at end of period	$22,516	$29,642

At March 31, 2015, the Bank’s total deposits increased to $658.8 million from $647.9 million at December 31, 2014, an increase of $10.9 million or 1.7%.

Total borrowings increased to $83.2 million at March 31, 2015 from $62.8 million at December 31, 2014, an increase of $20.4 million or 32.6% due to the additional borrowings used to fund the mortgage-backed securities purchases described above.

Total shareholders’ equity increased to $104.5 million at March 31, 2015 from $102.9 million at December 31, 2014, an increase of $1.6 million or 1.6%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General: Net income available to common shareholders for the three months ended March 31, 2015 was $2.2 million, compared to $2.0 million for the same period in 2014. The change was impacted by the following:

Interest Income: Interest income decreased $206,000, or 2.1%, to $9.4 million for the three months ended March 31, 2015, from $9.6 million for the three months ended March 31, 2014. The decrease is attributable to a decrease in the average yield, partially offset by an increase in average loan balances. Average loans for the three month period ended March 31, 2015 were $716.5 million compared to $652.7 million for the same period last year. The average yield on loans was 5.17% for the three months ended March 31, 2015 compared to 5.77% for the same period in 2014.

Interest Expense: Interest expense decreased $54,000 to $1.3 million for the three months ended March 31, 2015, from $1.4 million for the three months ended March 31, 2014. The decrease is primarily attributable to a lower average cost of deposits partially offset by an increase in average deposit balances. Average deposits for the three month period ended March 31, 2015 were $603.8 million, compared to $597.1 million for the same period last year. The average rate paid on deposits for the three month period ended March 31, 2015 was 0.76%, compared to 0.80% for the same period last year. The average rate on borrowings decreased to 1.31% for the three months ended March 31, 2015, from 1.37% for the same period last year.

Net Interest Income: Net interest income decreased $152,000 to $8.1 million for the three months ended March 31, 2015, as compared to $8.2 million for the same period last year. We experienced a decrease in our net interest rate spread of 36 basis points to 4.08% for the three months ended March 31, 2015, from 4.44% for the same period last year. Our net interest margin decreased 34 basis points to 4.19% for the three months ended March 31, 2015, from 4.53% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $840,000 for the three months ended March 31, 2015, compared to $1.0 million for the same period last year.

Non-interest Income: Non-interest income was $1.3 million for the three months ended March 31, 2015, compared to $960,000 for the same period last year. The increase was primarily attributable to a $236,000 increase in gain on sale of loans; a $101,000 increase in loan fees; and the loss on sale of OREO was lower by $227,000.

Non-interest Expense: Non-interest expense decreased $193,000 to $4.4 million for the three months ended March 31, 2015, from $4.5 million for the three months ended March 31, 2014. The decrease was primarily due to a $274,000 decrease in OREO expenses, offset by a $147,000 increase in compensation expenses.

Income Taxes: The Company recorded income tax expense of $1.5 million on income before taxes of $4.1 million for the three months ended March 31, 2015, resulting in an effective tax rate of 36.9%, compared to income tax expense of $1.2 million on income before taxes of $3.6 million for the same period of 2014, resulting in an effective tax rate of 32.1%. The increase is due to an immaterial over accrual in a prior period that was corrected during this period last year.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$716,505	$9,139	5.17%	$652,666	$9,290	5.77%
Investment securities	34,256	246	2.91%	39,642	293	3.00%
Federal funds sold and cash equivalents	28,411	15	0.21%	43,015	23	0.22%
Total interest-earning assets	779,172	$9,400	4.89%	735,323	$9,606	5.30%

Other assets	59,987			77,122
Allowance for loan losses	(18,158)			(19,071)
Total assets	$821,001			$793,374

Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$30,385	$37	0.49%	$27,231	$34	0.51%
Money markets	104,855	130	0.50%	93,797	138	0.60%
Savings	196,730	259	0.53%	221,659	341	0.62%
Time deposits	249,041	676	1.10%	246,039	643	1.06%
Brokered certificates of deposit	22,758	29	0.52%	8,399	21	1.01%
Total interest-bearing deposits	603,769	1,131	0.76%	597,125	1,177	0.80%
Borrowings	65,780	213	1.31%	65,204	221	1.37%
Total interest-bearing liabilities	669,549	1,344	0.81%	662,329	1,398	0.86%

Non-interest bearing deposits	41,298			31,965
Other liabilities	5,777			4,950
Total non-interest bearing liabilities	47,075			36,915
Shareholders’ equity	104,377			94,130
Total liabilities and shareholders’ equity	$821,001			$793,374
Net interest income		$8,056			$8,208
Interest rate spread			4.08%			4.44%
Net interest margin			4.19%			4.53%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 109.0% and 113.8% at March 31, 2015 and December 31, 2014, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2015. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2015, the Company maintained lines of credit with the FHLB of $138.3 million, of which $69.8 million was outstanding at March 31, 2015.

As of March 31, 2015, the Company's investment securities portfolio included $46.2 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital: On January 1, 2015, new capital rules, approved by the Federal Reserve Board and other federal banking agencies, became effective for Parke Bancorp, Inc’s subsidiary Parke Bank. Under the new capital rules, Parke Bank, as a non-advanced approaches banking organization, had the option to exclude the effects of certain AOCI items from the equity calculation. Parke Bank did exercise the one-time irrevocable option to exclude these certain components of AOCI from the equity calculation.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At March 31, 2015, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

Not applicable.

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

PARKE BANCORP, INC.

Date: May 15, 2015	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)