Form 10-Q/A
period 2015-03-31
PARKE BANCORP, INC.
filed 2015-05-27
CIK 1315399

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

Yes [  ]                No [X]

As of May 15, 2015, there were issued and outstanding 6,014,112 shares of the registrant's common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended March 31, 2015 (“Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2015, is to correct the number of shares shown as outstanding as of May 15, 2015.  No other changes have been made to the Form 10-Q other than this change and  the furnishing of new Exhibits 31.1 and 31.2. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

31.1                    Certification of CEO required by Rule 13a-14(a).

31.2                    Certification of CFO required by Rule 13a-14(a).

32        Certification required by 18 U.S.C. §1350. *

101.INS              XBRL Instance Document *

101.SCH             XBRL Schema Document *

101.CAL             XBRL Calculation Linkbase Document *

101.LAB             XBRL Labels Linkbase Document *

101.PRE              XBRL Presentation Linkbase Document *

101.DEF              XBRL Definition Linkbase Document *

*           Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date: May 27, 2015	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2015	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)