Form 10-Q
period 2015-06-30
PARKE BANCORP, INC.
filed 2015-08-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015.
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

Yes [  ]                No [X]

As of August 14, 2015, there were issued and outstanding 6,126,560 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Cash and due from financial institutions	$3,530	$4,033
Federal funds sold and cash equivalents	45,845	32,205
Total cash and cash equivalents	49,375	36,238
Investment securities available for sale, at fair value	45,435	28,208
Investment securities held to maturity (fair value of $2,406 at June 30, 2015 and $2,377 at December 31, 2014)	2,161	2,141
Total investment securities	47,596	30,349
Loans held for sale	1,063	2,932
Loans, net of unearned income	729,980	713,061
Less: Allowance for loan losses	(16,979)	(18,043)
Net loans	713,001	695,018
Accrued interest receivable	2,840	2,827
Premises and equipment, net	4,525	4,490
Other real estate owned (OREO)	19,752	20,931
Restricted stock, at cost	4,119	3,152
Bank owned life insurance (BOLI)	11,640	11,464
Deferred tax asset	10,751	10,518
Other assets	4,077	3,787
Total Assets	$868,739	$821,706
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$44,982	$42,554
Interest-bearing deposits	627,697	605,379
Total deposits	672,679	647,933
FHLBNY borrowings	69,760	49,352
Subordinated debentures	13,403	13,403
Accrued interest payable	507	445
Other liabilities	5,342	7,523
Total liabilities	761,691	718,656
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at June 30, 2015 and December 31, 2014	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 6,338,237 shares at June 30, 2015 and 6,208,259 shares at December 31, 2014	634	621
Additional paid-in capital	52,466	51,316
Retained earnings	36,378	32,983
Accumulated other comprehensive income	(142)	165
Treasury stock, 241,900 shares at June 30, 2015 and 210,900 shares at December 31, 2014, at cost	(2,531)	(2,180)
Total shareholders’ equity	106,805	102,905
Noncontrolling interest in consolidated subsidiaries	243	145
Total equity	107,048	103,050
Total liabilities and equity	$868,739	$821,706
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,567	$9,442	$18,705	$18,732
Interest and dividends on investments	339	262	585	556
Interest on federal funds sold and cash equivalents	27	32	42	55
Total interest income	9,933	9,736	19,332	19,343
Interest expense:
Interest on deposits	1,198	1,186	2,329	2,363
Interest on borrowings	276	216	489	437
Total interest expense	1,474	1,402	2,818	2,800
Net interest income	8,459	8,334	16,514	16,543
Provision for loan losses	750	1,000	1,590	2,000
Net interest income after provision for loan losses	7,709	7,334	14,924	14,543
Noninterest income:
Gain on sale of SBA loans	1,200	1,011	1,757	1,332
Loan fees	341	246	655	461
Net income from BOLI	89	90	176	178
Service fees on deposit accounts	66	58	136	115
Loss on sale and write-down of real estate owned	(954)	(39)	(1,123)	(435)
Realized gain on sale of AFS securities	—	—	—	178
Other	112	293	510	788
Total noninterest income	854	1,659	2,111	2,617
Noninterest expense:
Compensation and benefits	1,920	1,761	3,909	3,605
Professional services	364	338	873	748
Occupancy and equipment	306	296	629	592
Data processing	111	128	250	245
FDIC insurance	169	251	334	491
OREO expense	425	1,248	911	2,008
Other operating expense	963	872	1,699	1,748
Total noninterest expense	4,258	4,894	8,605	9,437
Income before income tax expense	4,305	4,099	8,430	7,723
Income tax expense	1,387	1,264	2,908	2,426
Net income attributable to Company and noncontrolling interest	2,918	2,835	5,522	5,297
Net income attributable to noncontrolling interest	(395)	(349)	(501)	(486)
Net income attributable to Company	2,523	2,486	5,021	4,811
Preferred stock dividend and discount accretion	300	300	600	600
Net income available to common shareholders	$2,223	$2,186	$4,421	$4,211
Earnings per common share:
Basic	$0.37	$0.36	$0.73	$0.70
Diluted	$0.32	$0.31	$0.63	$0.61
Weighted average shares outstanding:
Basic	6,034,613	5,991,859	6,022,768	5,990,309
Diluted	7,961,720	7,930,518	7,944,347	7,923,201
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income attributable to Company	$2,523	$2,486	$5,021	$4,811
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	—	—	26	—
Unrealized (losses) gains on securities without OTTI	(544)	341	(536)	579
Less reclassification adjustment for gains on securities included in net income	—	—	—	(178)
Tax impact	218	(136)	203	(232)
Total unrealized (losses) gains on securities	(326)	205	(307)	169

Total comprehensive income	2,197	2,691	4,714	4,980
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2014	$20,000	6,208,259	$621	$51,316	$32,983	$165	$(2,180)	$102,905	$145	$103,050
Capital withdrawals by noncontrolling interest									(403)	(403)
Stock options exercised		129,978	13	1,150				1,163		1,163
Net income					5,021			5,021	501	5,522
Changes in other comprehensive income						(307)		(307)		(307)
Purchase of treasury stock							(351)	(351)		(351)
Dividend on preferred stock					(600)			(600)		(600)
Dividend on common stock					(1,026)			(1,026)		(1,026)
Balance, June 30, 2015	$20,000	6,338,237	$634	$52,466	$36,378	$(142)	$(2,531)	$106,805	$243	$107,048
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2015	2014
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$5,522	$5,297
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	157	175
Provision for loan losses	1,590	2,000
Provision for OREO	—	500
Net gain from sales of investment securities	—	(178)
Bank owned life insurance	(176)	(178)
Gain on sale of SBA loans	(1,757)	(1,332)
SBA loans originated for sale	(13,653)	(11,678)
Proceeds from sale of SBA loans originated for sale	17,280	12,981
Loss on sale & write down of OREO	1,123	435
Net accretion of purchase premiums and discounts on securities	(659)	5
Contribution of OREO property	—	22
Deferred income tax benefit	(233)	(7,889)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(466)	3,256
(Decrease) increase in accrued interest payable and other accrued liabilities	(2,119)	1,051
Net cash provided by operating activities	6,609	4,467
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	(19,976)	—
(Purchases) redemptions of restricted stock	(967)	106
Proceeds from sale and call of securities available for sale	—	3,974
Proceeds from maturities and principal payments on mortgage backed securities	2,877	2,048
Proceeds from sale of OREO	2,639	5,871
Advances on OREO	(292)	(361)
Net increase in loans	(21,864)	(8,667)
Purchases of bank premises and equipment	(192)	(112)
Net cash (used in) provided by investing activities	(37,775)	2,859
Cash Flows from Financing Activities:
Payment of dividend on preferred stock	(1,261)	(357)
Purchase of treasury stock	(351)	—
Minority interest capital withdrawal, net	(403)	(370)
Proceeds from exercise of stock options and warrants	1,163	61
Net increase (decrease) in FHLBNY and short term borrowings	20,408	(4,588)
Net increase in noninterest-bearing deposits	2,429	3,412
Net increase in interest-bearing deposits	22,318	18,603
Net cash provided by financing activities	44,303	16,761
Net increase in cash and cash equivalents	13,137	24,087
Cash and Cash Equivalents, January 1,	36,238	45,661
Cash and Cash Equivalents, June 30,	$49,375	$69,748
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$2,756	$2,761
Income taxes	$2,904	$4,300
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$2,291	$1,712
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three and six months ended June 30, 2015 and 2014 are unaudited. The balance sheet as of December 31, 2014, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:

In January 2014, the FASB issued ASU 2014-4, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASU 2014-4 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU 2014-4 requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-4 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of the ASU.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers (ASU 2014-9),” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-9 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$500	$20	$—	$—	$520
Residential mortgage-backed securities	44,063	579	415	—	44,227
Collateralized mortgage obligations	302	11	—	—	313
Collateralized debt obligations	806	—	—	431	375
Total available for sale	$45,671	$610	$415	$431	$45,435

Held to maturity:
States and political subdivisions	$2,161	$245	$—	$—	$2,406

As of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$500	$22	$—	$—	$522
Residential mortgage-backed securities	26,252	754	59	—	26,947
Collateralized mortgage obligations	375	15	—	—	390
Collateralized debt obligations	806	—	—	457	349
Total available for sale	$27,933	$791	$59	$457	$28,208

Held to maturity:
States and political subdivisions	$2,141	$236	$—	$—	$2,377

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2015 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,306	894
Residential mortgage-backed securities and collateralized mortgage obligations	44,365	44,541
Total available for sale	$45,671	$45,435

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,161	2,406
Total held to maturity	$2,161	$2,406

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

There were no securities pledged as collateral for borrowed funds as of June 30, 2015 and December 31, 2014. Securities with a carrying value of $12.9 million and $15.0 million were pledged to secure public deposits at June 30, 2015 and December 31, 2014, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

As of June 30, 2015	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	20,464	350	3,578	65	24,042	415
Total available for sale	$20,464	$350	3,578	$65	$24,042	$415

As of December 31, 2014	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	3,968	59	—	—	3,968	59
Total available for sale	$3,968	$59	$—	$—	$3,968	$59

Residential Mortgage-Backed Securities: The unrealized losses on the Company’s investment in mortgage-backed securities relates to seven securities at June 30, 2015 versus three securities at December 31, 2014. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be OTTI at June 30, 2015.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the six month periods ended June 30, 2015 and 2014. There were no changes for the three month periods ended for June 30, 2015 and 2014.

	For the Six Months Ended June 30,
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

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$36,813	5.0%	$30,092	4.2%
Real Estate Construction:
Residential	6,238	0.9	5,859	0.8
Commercial	47,432	6.5	47,921	6.7
Real Estate Mortgage:
Commercial – Owner Occupied	157,335	21.6	176,649	24.8
Commercial – Non-owner Occupied	266,571	36.5	237,918	33.4
Residential – 1 to 4 Family	186,384	25.5	171,894	24.1
Residential – Multifamily	19,086	2.6	25,173	3.5
Consumer	10,121	1.4	17,555	2.5
Total Loans	$729,980	100.0%	$713,061	100.0%

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

Construction Loans: With respect to construction loans to developers and builders that are secured by non-owner occupied properties, loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are also generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Real Estate: Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. Commercial real estate loans may be riskier than loans for one-to-four family residences and are typically larger in dollar size. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. The repayment of these loans is generally largely dependent on the successful operation and management of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Residential Mortgage: The Company originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. Although the Company has placed all of these loans into its portfolio, a substantial majority of such loans can be sold in the secondary market or pledged for potential borrowings.

Consumer Loans: Consumer loans may carry a higher degree of repayment risk than residential mortgage loans. Repayment is typically dependent upon the borrower’s financial stability which is more likely to be adversely affected by job loss, illness, or personal bankruptcy. To monitor and manage consumer loan risk, policies and procedures have been developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. Historically the Company’s losses on consumer loans have been negligible.

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

Non-accrual and Past Due Loans: Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when a loan is 90 days past due, unless the loan is well secured and in the process of collection, as required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans by class at June 30, 2015 and December 31, 2014 follows:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$2,462	$2,462	$34,351	$36,813
Real Estate Construction:
Residential	—	—	—	—	6,238	6,238
Commercial	—	—	7,140	7,140	40,292	47,432
Real Estate Mortgage:
Commercial – Owner Occupied	833	—	106	939	156,396	157,335
Commercial – Non-owner Occupied	59	—	5,220	5,279	261,292	266,571
Residential – 1 to 4 Family	590	76	6,526	7,192	179,192	186,384
Residential – Multifamily	360	—	—	360	18,726	19,086
Consumer	107	—	65	172	9,949	10,121
Total Loans	$1,949	$76	$21,519	$23,544	$706,436	$729,980

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$1,874	$61	$1,935	$28,157	$30,092
Real Estate Construction:
Residential	—	—	238	238	5,621	5,859
Commercial	—	—	10,773	10,773	37,148	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	735	735	175,914	176,649
Commercial – Non-owner Occupied	—	—	8,624	8,624	229,294	237,918
Residential – 1 to 4 Family	629	20	6,367	7,016	164,878	171,894
Residential – Multifamily	364	—	—	364	24,809	25,173
Consumer	—	—	94	94	17,461	17,555
Total Loans	$993	$1,894	$26,892	$29,779	$683,282	$713,061

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

Impaired loans at June 30, 2015 and December 31, 2014 are set forth in the following tables.

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$36	$36	$—
Real Estate Construction:
Residential	—	—	—
Commercial	2,964	3,056	—
Real Estate Mortgage:
Commercial – Owner Occupied	106	106	—
Commercial – Non-owner Occupied	2,052	2,052	—
Residential – 1 to 4 Family	5,759	6,624	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	10,917	11,874	—
With an allowance recorded:
Commercial and Industrial	2,883	2,884	1,621
Real Estate Construction:
Residential	—	—	—
Commercial	7,360	9,814	497
Real Estate Mortgage:
Commercial – Owner Occupied	4,736	4,765	85
Commercial – Non-owner Occupied	24,085	25,575	796
Residential – 1 to 4 Family	2,142	2,274	255
Residential – Multifamily	360	360	5
Consumer	65	65	7
	41,631	45,737	3,266
Total:
Commercial and Industrial	2,919	2,920	1,621
Real Estate Construction:
Residential	—	—	—
Commercial	10,324	12,870	497
Real Estate Mortgage:
Commercial – Owner Occupied	4,842	4,871	85
Commercial – Non-owner Occupied	26,137	27,627	796
Residential – 1 to 4 Family	7,901	8,898	255
Residential – Multifamily	360	360	5
Consumer	65	65	7
	$52,548	$57,611	$3,266

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$61	$401	$—
Real Estate Construction:
Residential	—	—	—
Commercial	4,033	4,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	735	1,132	—
Commercial – Non-owner Occupied	8,175	10,616	—
Residential – 1 to 4 Family	2,548	3,291	—
Residential – Multifamily	—	—	—
Consumer	94	94	—
	15,646	19,695	—
With an allowance recorded:
Commercial and Industrial	2,346	2,346	1,040
Real Estate Construction:
Residential	238	979	238
Commercial	10,025	10,025	2,535
Real Estate Mortgage:
Commercial – Owner Occupied	5,216	5,245	114
Commercial – Non-owner Occupied	22,232	22,232	828
Residential – 1 to 4 Family	5,412	5,575	573
Residential – Multifamily	364	364	5
Consumer	—	—	—
	45,833	46,766	5,333
Total:
Commercial and Industrial	2,407	2,747	1,040
Real Estate Construction:
Residential	238	979	238
Commercial	14,058	14,186	2,535
Real Estate Mortgage:
Commercial – Owner Occupied	5,951	6,377	114
Commercial – Non-owner Occupied	30,407	32,848	828
Residential – 1 to 4 Family	7,960	8,866	573
Residential – Multifamily	364	364	5
Consumer	94	94	—
	$61,479	$66,461	$5,333

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the six and three months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$4,239	$38	$822	$8
Real Estate Construction:
Residential	—	—	652	—
Commercial	13,073	123	18,348	231
Real Estate Mortgage:
Commercial – Owner Occupied	5,888	101	6,868	133
Commercial – Non-owner Occupied	27,867	496	32,658	624
Residential – 1 to 4 Family	8,969	103	12,776	115
Residential – Multifamily	362	14	368	12
Consumer	65	—	94	1
Total	$60,463	$875	$72,586	$1,124

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$4,045	$6	$753	$4
Real Estate Construction:
Residential	—	—	588	—
Commercial	13,008	51	18,329	115
Real Estate Mortgage:
Commercial – Owner Occupied	5,854	50	6,783	59
Commercial – Non-owner Occupied	27,732	267	32,111	304
Residential – 1 to 4 Family	8,943	49	12,580	56
Residential – Multifamily	361	8	367	6
Consumer	65	—	94	1
Total	$60,008	$431	$71,605	$545

Troubled debt restructurings: Periodically management evaluates our loans in order to determine the appropriate risk rating, interest accrual status and potential classification as a troubled debt restructuring (TDR), some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, changes in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. We consider all TDRs to be impaired.

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

Performing TDRs (not reported as non-accrual loans) totaled $31.0 million and $32.7 million with related allowances of $711,000 and $812,000 as of June 30, 2015 and December 31, 2014, respectively. Nonperforming TDRs totaled $7.4 million and $9.5 million with related allowances of $0 and $293,000 as of June 30, 2015 and December 31, 2014, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no new loans modified as a TDR during the three months and six months periods ended June 30, 2015 and 2014.

There were no loans that were modified and deemed TDRs that subsequently defaulted during the three and six months ended June 30, 2015. Some loans classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, foreclosed, sold or it meets the criteria to be removed from TDR status.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2015 and December 31, 2014 is as follows:

At June 30, 2015	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$33,681	$615	$2,517	$—	$36,813
Real Estate Construction:
Residential	6,238	—	—	—	6,238
Commercial	23,439	16,853	7,140	—	47,432
Real Estate Mortgage:
Commercial – Owner Occupied	152,511	4,351	473	—	157,335
Commercial – Non-owner Occupied	250,737	5,404	10,430	—	266,571
Residential – 1 to 4 Family	176,925	1,183	8,276	—	186,384
Residential – Multifamily	18,726	—	360	—	19,086
Consumer	10,001	55	65	—	10,121
Total	$672,258	$28,461	$29,261	$—	$729,980

At December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$27,104	$642	$2,346	$—	$30,092
Real Estate Construction:
Residential	5,621	—	238	—	5,859
Commercial	34,255	2,893	10,773	—	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	170,685	4,051	1,913	—	176,649
Commercial – Non-owner Occupied	218,230	5,791	13,897	—	237,918
Residential – 1 to 4 Family	162,787	613	8,494	—	171,894
Residential – Multifamily	24,809	—	364	—	25,173
Consumer	17,461	—	94	—	17,555
Total	$660,952	$13,990	$38,119	$—	$713,061

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

An analysis of the allowance for loan losses for the six and three month periods ended June 30, 2015 and 2014 is as follows:

Allowance for Loan Losses:	For the six months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,679	$—	$32	$646	$2,357
Real Estate Construction:
Residential	316	(238)	—	119	197
Commercial	3,015	(2,380)	—	1,030	1,665
Real Estate Mortgage:
Commercial – Owner Occupied	3,296	—	10	(307)	2,999
Commercial – Non-owner Occupied	4,962	(381)	398	492	5,471
Residential – 1 to 4 Family	4,156	(128)	33	(200)	3,861
Residential – Multifamily	357	—	—	(86)	271
Consumer	262	—	—	(104)	158
Total	$18,043	$(3,127)	$473	$1,590	$16,979

Allowance for Loan Losses:	For the six months ended June 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$591	$(395)	$—	$504	$700
Real Estate Construction:
Residential	414	—	5	(330)	89
Commercial	948	—	—	(272)	676
Real Estate Mortgage:
Commercial – Owner Occupied	4,735	(263)	2	(179)	4,295
Commercial – Non-owner Occupied	7,530	—	—	(1,504)	6,026
Residential – 1 to 4 Family	3,612	(2,437)	11	3,810	4,996
Residential – Multifamily	389	—	—	(7)	382
Consumer	341	(24)	—	(22)	295
Total	$18,560	$(3,119)	$18	$2,000	$17,459

Allowance for Loan Losses:	For the three months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,869	$—	$14	$474	$2,357
Real Estate Construction:
Residential	186	—	—	11	197
Commercial	1,618	—	—	47	1,665
Real Estate Mortgage:
Commercial – Owner Occupied	3,344	—	—	(345)	2,999
Commercial – Non-owner Occupied	4,581	—	—	890	5,471
Residential – 1 to 4 Family	4,045	—	32	(216)	3,861
Residential – Multifamily	279	—	—	(8)	271
Consumer	261	—	—	(103)	158
Total	$16,183	$—	$46	$750	$16,979

Allowance for Loan Losses:	For the three months ended June 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$873	$(395)	$—	$222	$700
Real Estate Construction:
Residential	138	—	5	(54)	89
Commercial	749	—	—	(73)	676
Real Estate Mortgage:
Commercial – Owner Occupied	4,710	(182)	—	(233)	4,295
Commercial – Non-owner Occupied	5,973	—	—	53	6,026
Residential – 1 to 4 Family	6,001	(2,417)	11	1,401	4,996
Residential – Multifamily	370	—	—	12	382
Consumer	319	—	—	(24)	295
Unallocated	304	—	—	(304)	—
Total	$19,437	$(2,994)	$16	$1,000	$17,459

Allowance for Loan Losses, at June 30, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,621	$736	$2,357
Real Estate Construction:
Residential	—	197	197
Commercial	497	1,168	1,665
Real Estate Mortgage:
Commercial – Owner Occupied	85	2,914	2,999
Commercial – Non-owner Occupied	796	4,675	5,471
Residential – 1 to 4 Family	255	3,606	3,861
Residential – Multifamily	5	266	271
Consumer	7	151	158
Total	$3,266	$13,713	$16,979

Allowance for Loan Losses, at December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,040	$639	$1,679
Real Estate Construction:
Residential	238	78	316
Commercial	2,535	480	3,015
Real Estate Mortgage:
Commercial – Owner Occupied	114	3,182	3,296
Commercial – Non-owner Occupied	828	4,134	4,962
Residential – 1 to 4 Family	573	3,583	4,156
Residential – Multifamily	5	352	357
Consumer	—	262	262
Total	$5,333	$12,710	$18,043

Loans, at June 30, 2015:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$2,919	$33,894	$36,813
Real Estate Construction:
Residential	—	6,238	6,238
Commercial	10,324	37,108	47,432
Real Estate Mortgage:
Commercial – Owner Occupied	4,842	152,493	157,335
Commercial – Non-owner Occupied	26,137	240,434	266,571
Residential – 1 to 4 Family	7,901	178,483	186,384
Residential – Multifamily	360	18,726	19,086
Consumer	65	10,056	10,121
Total	$52,548	$677,432	$729,980

Loans, at December 31, 2014:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$2,407	$27,685	$30,092
Real Estate Construction:
Residential	238	5,621	5,859
Commercial	14,058	33,863	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	5,951	170,698	176,649
Commercial – Non-owner Occupied	30,407	207,511	237,918
Residential – 1 to 4 Family	7,960	163,934	171,894
Residential – Multifamily	364	24,809	25,173
Consumer	94	17,461	17,555
Total	$61,479	$651,582	$713,061

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

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
(amounts in thousands except ratios)
Total Risk Based Capital (to Risk Weighted Assets)	$129,629	17.34%	$59,803	8%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$120,190	16.08%	$29,901	4%	N/A	N/A

Tier 1 Capital (to Average Assets)	$120,190	14.28%	$33,676	4%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bancorp, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
(amounts in thousands except ratios)
Total Risk Based Capital (to Risk Weighted Assets)	$123,539	17.23%	$57,367	8%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$114,593	15.98%	$28,684	4%	N/A	N/A

Tier 1 Capital (to Average Assets)	$114,593	14.12%	$32,460	4%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
(amounts in thousands except ratios)
Total Risk Based Capital (to Risk Weighted Assets)	$128,842	17.23%	$59,803	8%	$74,754	10%

Tier 1 Capital (to Risk Weighted Assets)	$119,396	15.97%	$29,901	4%	$44,852	6%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$119,396	15.97%	$29,901	4%	$44,852	6%

Tier 1 Capital (to Average Assets)	$119,396	14.20%	$33,635	4%	$42,043	5%

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
Parke Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
(amounts in thousands except ratios)
Total Risk Based Capital (to Risk Weighted Assets)	$123,609	17.22%	$57,426	8%	$71,783	10%

Tier 1 Capital (to Risk Weighted Assets)	$114,664	15.97%	$28,713	4%	$43,070	6%

Tier 1 Capital (to Average Assets)	$114,664	14.27%	$32,150	4%	$40,188	5%

NOTE 7. OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(431)	$(457)
Unrealized gains on securities without OTTI	195	731
Tax impact	94	(109)
Accumulated other comprehensive income	$(142)	$165

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

Cash flows were developed based on the estimated speeds at which the TruPS are expected to prepay (a range of 1% to 2%), the estimated rates at which the TruPS are expected to defer payments, the estimated rates at which the TruPS are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default 95%. TruPS generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new TruPS and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for the Constant Default Rate (“CDR”) are based on the payment characteristics of the TruPS themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the TruPS issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received TARP funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate. The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 4.0% to 9.59%).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of June 30, 2015
Corporate debt obligations	$—	$520	$—	$520
Residential mortgage-backed securities	—	44,227	—	44,227
Collateralized mortgage-backed securities	—	313	—	313
Collateralized debt obligations	—	—	375	375
Total	$—	$45,060	$375	$45,435
As of December 31, 2014
Corporate debt obligations	$—	$522	$—	$522
Residential mortgage-backed securities	—	26,947	—	26,947
Collateralized mortgage-backed securities	—	390	—	390
Collateralized debt obligations	—	—	349	349
Total	$—	$27,859	$349	$28,208

For the three and six months ended June 30, 2015, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three and six months ended June 30,:

	Securities Available for Sale
	June 30, 2015	June 30, 2014

	(amounts in thousands)
Beginning balance at January 1,	$349	$4,144
Total net gains included in:
Net gain	—	178
Other comprehensive income	26	—
Settlements	—	(3,973)
Net transfers into Level 3	—	—
Ending balance	$375	$349

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2015
Collateral dependent impaired loans	$—	$—	$28,144	$28,144
OREO	—	—	19,752	19,752
As of December 31, 2014
Collateral dependent impaired loans	$—	$—	$35,711	$35,711
OREO	—	—	20,931	20,931

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $28.1 million and $35.7 million at June 30, 2015 and December 31, 2014 respectively, with a valuation allowance of $2.7 million and $4.7 million at June 30, 2015 and December 31, 2014, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2015 and December 31, 2014:

	Level in Fair Value Hierarchy	June 30, 2015		December 31, 2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$49,375	$49,375	$36,238	$36,238
Investment securities AFS	(1)	45,435	45,435	28,208	28,208
Investment securities HTM	Level 2	2,161	2,405	2,141	2,377
Restricted stock	Level 2	4,119	4,119	3,152	3,152
Loans held for sale	Level 2	1,063	1,063	2,932	3,328
Loans, net	(2)	729,980	733,176	695,018	698,843
Accrued interest receivable	Level 2	2,840	2,840	2,827	2,827
Financial Liabilities:
Demand and savings deposits	Level 2	$380,763	$380,763	$372,827	$372,827
Time deposits	Level 2	291,916	293,635	275,106	276,528
Borrowings	Level 2	83,163	79,928	62,755	60,297
Accrued interest payable	Level 2	507	507	445	445

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the six and three month periods ended June 30, 2015 and 2014.

	For the six months ended June 30,		For the three months ended June 30,
	2015	2014	2015	2014
	(amounts in thousands except share data)		(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$4,421	$4,211	$2,223	$2,186
Average common shares outstanding	6,022,768	5,990,309	6,034,613	5,991,859
Basic earnings per common share	$0.73	$0.70	$0.37	$0.36
Diluted earnings per common share
Net income available to common shareholders	$4,421	$4,211	$2,223	$2,186
Dividend on Preferred Series B	600	600	300	300
Average common shares outstanding	6,022,768	5,990,309	6,034,613	5,991,859
Dilutive potential common shares	1,921,579	1,932,892	1,927,107	1,938,659
Total diluted average common shares outstanding	7,944,347	7,923,201	7,961,720	7,930,518
Diluted earnings per common share	$0.63	$0.61	$0.32	$0.31

On June 23, 2015 the Company declared a quarterly cash dividend of $0.06 per share to shareholders of record as of July 15, 2015 and payable on July 30, 2015.

NOTE 10. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2015 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

At June 30, 2015, the Company’s total assets increased to $868.7 million from $821.7 million at December 31, 2014, an increase of $47.0 million or 5.7%.

Cash and cash equivalents increased $13.2 million to $49.4 million at June 30, 2015 from $36.2 million at December 31, 2014, an increase of 36.5%.

Total investment securities increased to $47.6 million at June 30, 2015, from $30.3 million at December 31, 2014, an increase of $17.3 million or 57.0%. During the first quarter, the company purchased $20.7 million in mortgage-backed securities to increase on-balance sheet liquidity to fund future growth. The purchase was funded with borrowings from the FHLB.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the six months ended June 30, 2015, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $730.0 million at June 30, 2015 from $713.1 million at December 31, 2014, an increase of $16.9 million or 2.4%.

Delinquent loans totaled $23.5 million or 3.2% of total loans at June 30, 2015, a decrease of $6.2 million from December 31, 2014. Delinquent loan balances by number of days delinquent at June 30, 2015 were: 30 to 89 days --- $2.0 million; 90 days and greater not accruing interest --- $21.5 million.

At June 30, 2015, the Company had $21.5 million in nonaccrual loans or 2.9% of total loans, a decrease from $26.9 million or 3.8% of total loans at December 31, 2014. The three largest nonperforming loan relationships are a $4.4 million land development loan, a $2.8 residential home loan and a $2.5 million land development loan.

The composition of nonaccrual loans as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(amounts in thousands except ratios)
Commercial and Industrial	$2,462	$61
Real Estate Construction:
Residential	—	238
Commercial	7,140	10,773
Real Estate Mortgage:
Commercial – Owner Occupied	106	735
Commercial – Non-owner Occupied	5,220	8,624
Residential – 1 to 4 Family	6,526	6,367
Residential – Multifamily	—	—
Consumer	65	94
Total	$21,519	$26,892
Nonperforming loans to total loans	2.9%	3.8%

At June 30, 2015, the allowance for loan losses was $17.0 million, as compared to $18.0 million at December 31, 2014 The ratio of allowance for loan losses to total loans was 2.3% at June 30, 2015, compared to 2.5% at December 31, 2014. The decrease is due to continuing improvements in the credit quality of the loan portfolio. The ratio of allowance for loan losses to non-performing loans improved to 78.9% at June 30, 2015, compared to 67.1% at December 31, 2014. During the six month period ended June 30, 2015, the Company charged-off $3.1 million in loans, and recovered $473,000, compared to $3.0 million in loans charged off in the six months ended June 30, 2014, and $18,000 in recoveries. Specific allowances for loan losses have been established in the amount of $3.3 million on impaired loans totaling $52.5 million at June 30, 2015, as compared to $5.3 million on impaired loans totaling $61.5 million at December 31, 2014. We have provided for all losses that are both probable and reasonably estimable at June 30, 2015 and December 31, 2014. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at June 30, 2015 was $19.8 million, compared to $20.9 million at December 31, 2014 the largest being a condominium development valued at $7.9 million.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2015	2014
	(amounts in thousands)
Balance at beginning of period	$20,931	$28,910
Real estate acquired in settlement of loans	2,291	1,712
Allowance for OREO	—	(500)
Sales of real estate	(2,639)	(5,871)
(Loss) gain on sale of real estate	(242)	250
Write-down of real estate carrying values	(881)	(684)
Donated property	—	(22)
Reimbursment of funds	—	(30)
Capitalized improvements to real estate	292	391
Balance at end of period	$19,752	$24,156

At June 30, 2015, the Bank’s total deposits increased to $672.7 million from $647.9 million at December 31, 2014, an increase of $24.7 million or 3.8%.

Total borrowings increased to $69.8 million at June 30, 2015 from $49.4 million at December 31, 2014 an increase of $20.4 million or 41.4% due to the additional borrowings used to fund the mortgage-backed securities purchases described above.

Total shareholders’ equity increased to $106.8 million at June 30, 2015 from $102.9 million at December 31, 2014, an increase of $3.9 million or 3.8%, due to the retention of earnings from the period.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General: Net income available to common shareholders for the six months ended June 30, 2015 was $4.4 million, compared to $4.2 million for the same period in 2014. The change was impacted by the following:

Interest Income: Interest income remained unchanged at $19.3 million for the six months ended June 30, 2015, and for the six months ended June 30, 2014. Although average loan balances increased, the average yield decreased for the six months ended June 30, 2015. Average loans for the six month period ended June 30, 2015 were $718.1 million compared to $671.3 million for the same period last year. The average yield on loans was 5.25% for the six months ended June 30, 2015 compared to 5.63% for the same period in 2014.

Interest Expense: Interest expense remained unchanged at $2.8 million for the six months ended June 30, 2015, and the six months ended June 30, 2014. Average interest bearing deposits increased to $612.7 million from $600.4 million the year before. The average rate paid on deposits for the six month period ended June 30, 2015 was 0.77% compared to 0.79% for the same period last year. While the average rate on borrowings decreased to 1.32% for the six months ended June 30, 2015 from 1.36% for the same period last year, this was more than offset by the $9.9 million increase in the average balance of borrowings in the current period as compared to the first six months of 2014.

Net Interest Income: Net interest income remained unchanged at $16.5 million for the six months ended June 30, 2015, and for the same period last year. Although our net interest spread decreased to 4.05% from 4.31%, our average interest bearing liabilities increased to $687.3 million from $665.1 million. Our net interest margin decreased 24 basis points to 4.17% for the six months ended June 30, 2015, from 4.41% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $1.6 million for the six months ended June 30, 2015 compared to $2.0 million for the same period last year for a decrease of $400,000. The decrease was due to continuing improvements in the credit quality of the loan portfolio.

Non-interest Income: Non-interest income was $2.1 million for the six months ended June 30, 2015, compared to $2.6 million for the same period last year. The decrease was primarily attributable to a $1.1 million write down and loss on the sale of OREO property in the current period. This was offset by a $425,000 increase in gain on sale of loans.

Non-interest Expense: Non-interest expense decreased $832,000 to $8.6 million for the six months ended June 30, 2015, from $9.4 million for the six months ended June 30, 2014. The decrease was primarily due to a $1.1 million decrease in OREO expenses offset by a $300,000 increase in compensation and benefits due to salary increases and additional staffing.

Income Taxes: The Company recorded income tax expense of $2.9 million, on income before taxes of $8.4 million for the six months ended June 30, 2015, resulting in an effective tax rate of 34.5%, compared to income tax expense of $2.4 million on income before taxes of $7.7 million for the same period of 2014, resulting in an effective tax rate of 31.4%. The increase in the rate is due to curtailing the year to date SERP tax accrual which had a favorable impact on tax expense.

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$718,058	$18,705	5.25%	$671,288	$18,732	5.63%
Investment securities	43,758	585	2.70%	38,053	556	2.95%
Federal funds sold and cash equivalents	36,500	42	0.23%	46,680	55	0.24%
Total interest-earning assets	798,316	$19,332	4.88%	756,021	$19,343	5.16%
Other assets	60,710			64,006
Allowance for loan losses	(17,444)			(19,435)
Total assets	$841,582			$800,592
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$30,791	$75	0.49%	$26,755	$67	0.50%
Money markets	108,549	269	0.50%	96,091	273	0.57%
Savings	193,259	511	0.53%	217,911	654	0.61%
Time deposits	251,837	1,391	1.11%	251,402	1,332	1.07%
Brokered certificates of deposit	28,289	83	0.59%	8,266	37	0.90%
Total interest-bearing deposits	612,725	2,329	0.77%	600,425	2,363	0.79%
Borrowings	74,528	489	1.32%	64,654	437	1.36%
Total interest-bearing liabilities	687,253	2,818	0.83%	665,079	2,800	0.85%
Non-interest bearing deposits	43,433			33,959
Other liabilities	5,346			5,466
Total non-interest bearing liabilities	48,779			39,425
Shareholders’ equity	105,550			96,088
Total liabilities and shareholders’ equity	$841,582			$800,592
Net interest income		$16,514			$16,543
Interest rate spread			4.05%			4.31%
Net interest margin			4.17%			4.41%

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General: Net income available to common shareholders for the three months ended June 30, 2015 and 2014 was $2.2 million.

Interest Income: Interest income increased $197,000, or 2.0%, to $9.9 million for the three months ended June 30, 2015, from $9.7 million for the three months ended June 30, 2014. The increase is attributable to an increase in the average outstanding loan balances, offset by lower yield on loans. Average loans for the three month period ended June 30, 2015 were $722.6 million compared to $675.6 million for the same period last year. The average yield on loans was 5.31% for the three months ended June 30, 2015 compared to 5.61% for the same period in 2014.

Interest Expense: Interest expense increased $72,000 to $1.5 million for the three months ended June 30, 2015, from $1.4 million for the three months ended June 30, 2014. The increase is primarily attributable to an increase in average borrowings. Average borrowings for the three month period ended June 30, 2015 were $83.2 million, compared to $64.1 million for the same period last year. The average rate paid on borrowings for the three month period ended June 30, 2015 was 1.33%, compared to 1.35% for the same period last year. Average deposits for the three month period ended June 30, 2015 were $621.6 million compared to

$603.7 million for the same period last year. The average rate paid on deposits for the three month period ended June 30, 2015 was 0.77% compared to 0.79% for the same period last year.

Net Interest Income: Net interest income increased $125,000 to $8.5 million for the three months ended June 30, 2015, as compared to $8.3 million for the same period last year. We experienced a larger increase in the average loans outstanding than we did in our average deposits outstandings. This situation allowed us to increase out net interest income. Our net interest rate spread was 4.02% for the three months ended June 30, 2015, from 4.28% for the same period last year. Our net interest margin decreased 24 basis points to 4.14% for the three months ended June 30, 2015, from 4.38% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $750,000 for the three months ended June 30, 2015, compared to $1.0 million for the same period last year.

Non-interest Income: Non-interest income was $854,000 for the three months ended June 30, 2015, compared to $1.7 million for the same period last year. The decrease was primarily attributable to a $954,000 write down and loss on sale of OREO. This was partially offset by an increase of $189,000 in the gain on sale of SBA loans.

Non-interest Expense: Non-interest expense decreased $636,000 to $4.3 million for the three months ended June 30, 2015, from $4.9 million for the three months ended June 30, 2014. The decrease was primarily due to a $823,000 decrease in OREO expenses, offset by a $159,000 increase in compensation expenses due to salary increases and additional staffing.

Income Taxes: The Company recorded income tax expense of $1.4 million on income before taxes of $4.3 million for the three months ended June 30, 2015, resulting in an effective tax rate of 32.2%, compared to income tax expense of $1.3 million on income before taxes of $4.1 million for the same period of 2014, resulting in an effective tax rate of 30.8%. The increase in the rate is due to curtailing the year to date SERP tax accrual which had a favorable impact on tax expense.

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$722,639	$9,567	5.31%	$675,572	$9,442	5.61%
Investment securities	53,156	339	2.56%	36,482	262	2.88%
Federal funds sold and cash equivalents	44,500	27	0.24%	50,304	32	0.26%
Total interest-earning assets	820,295	$9,933	4.86%	762,358	$9,736	5.12%
Other assets	58,380			65,168
Allowance for loan losses	(16,738)			(19,795)
Total assets	$861,937			$807,731
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,193	$38	0.49%	$26,285	$33	0.50%
Money markets	112,202	139	0.50%	98,360	135	0.55%
Savings	189,827	253	0.53%	214,204	313	0.59%
Time deposits	254,602	714	1.12%	256,706	689	1.08%
Brokered certificates of deposit	33,758	54	0.64%	8,134	16	0.79%
Total interest-bearing deposits	621,582	1,198	0.77%	603,689	1,186	0.79%
Borrowings	83,179	276	1.33%	64,110	216	1.35%
Total interest-bearing liabilities	704,761	1,474	0.84%	667,799	1,402	0.84%
Non-interest bearing deposits	45,545			35,931
Other liabilities	4,920			5,977
Total non-interest bearing liabilities	50,465			41,908
Shareholders’ equity	106,711			98,024
Total liabilities and shareholders’ equity	$861,937			$807,731
Net interest income		$8,459			$8,334
Interest rate spread			4.02%			4.28%
Net interest margin			4.14%			4.38%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 108.5%% and 110.1% at June 30, 2015 and December 31, 2014, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended June 30, 2015. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2015, the Company maintained lines of credit with the FHLB of $129.0 million, of which $69.8 million was outstanding at June 30, 2015.

As of June 30, 2015, the Company's investment securities portfolio included $44.2 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At June 30, 2015, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and ParkeBank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation . The Parke Parties intend to file a motion to dismiss all of the claims asserted against the Parke Parties grounds that, among other things, the claims asserted were, in prior litigation between the parties, including foreclosure actions, resolved in favor of the Parke Parties.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2015	—	$—	—	—
February 1 through 28, 2015	31,000	11.36	—	—
March 1 through 31, 2015	—	—	—	—
April 1 through 30, 2015	—	—	—	—
May 1 through 31, 2015	—	—	—	—
June 1 through 30, 2015	—	—	—	—
Total	31,000	$11.36	—	—

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

PARKE BANCORP, INC.

Date:	August 14, 2015	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2015	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)