Form 10-Q
period 2015-09-30
PARKE BANCORP, INC.
filed 2015-11-13
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015.
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

Yes [  ]                No [X]

As of November 13, 2015, there were issued and outstanding 6,165,529 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2015

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from financial institutions	$4,725	$4,033
Federal funds sold and cash equivalents	17,834	32,205
Total cash and cash equivalents	22,559	36,238
Investment securities available for sale, at fair value	44,519	28,208
Investment securities held to maturity (fair value of $2,451 at September 30, 2015 and $2,377 at December 31, 2014)	2,171	2,141
Total investment securities	46,690	30,349
Loans held for sale	2,025	2,932
Loans, net of unearned income	750,050	713,061
Less: Allowance for loan losses	(16,270)	(18,043)
Net loans	733,780	695,018
Accrued interest receivable	2,932	2,827
Premises and equipment, net	4,477	4,490
Other real estate owned (OREO)	19,396	20,931
Restricted stock, at cost	4,567	3,152
Bank owned life insurance (BOLI)	11,731	11,464
Deferred tax asset	10,588	10,518
Other assets	5,907	3,787
Total Assets	$864,652	$821,706
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$46,088	$42,554
Interest-bearing deposits	609,419	605,379
Total deposits	655,507	647,933
FHLBNY borrowings	79,714	49,352
Subordinated debentures	13,403	13,403
Accrued interest payable	514	445
Other liabilities	6,034	7,523
Total liabilities	755,172	718,656
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at September 30, 2015 and December 31, 2014	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 6,419,573 shares at September 30, 2015 and 6,208,259 shares at December 31, 2014	642	621
Additional paid-in capital	53,227	51,316
Retained earnings	38,078	32,983
Accumulated other comprehensive income	60	165
Treasury stock, 270,890 shares at September 30, 2015 and 210,900 shares at December 31, 2014, at cost	(2,893)	(2,180)
Total shareholders’ equity	109,114	102,905
Noncontrolling interest in consolidated subsidiaries	366	145
Total equity	109,480	103,050
Total liabilities and equity	$864,652	$821,706
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,532	$9,132	$28,238	$27,864
Interest and dividends on investments	365	256	950	811
Interest on federal funds sold and cash equivalents	21	29	63	84
Total interest income	9,918	9,417	29,251	28,759
Interest expense:
Interest on deposits	1,219	1,206	3,548	3,569
Interest on borrowings	282	201	771	638
Total interest expense	1,501	1,407	4,319	4,207
Net interest income	8,417	8,010	24,932	24,552
Provision for loan losses	1,450	250	3,040	2,250
Net interest income after provision for loan losses	6,967	7,760	21,892	22,302
Noninterest income:
Gain on sale of SBA loans	1,527	2,810	3,284	4,142
Loan fees	399	302	1,052	763
Net income from BOLI	90	90	267	269
Service fees on deposit accounts	73	76	209	191
Gain (loss) on sale and write-down of real estate owned	(173)	261	(1,296)	(173)
Realized gain on sale of AFS securities	—	—	—	178
Other	136	359	645	1,146
Total noninterest income	2,052	3,898	4,161	6,516
Noninterest expense:
Compensation and benefits	1,872	1,629	5,781	5,234
Professional services	395	339	1,269	1,086
Occupancy and equipment	318	287	946	879
Data processing	134	118	384	363
FDIC insurance	173	201	507	692
OREO expense	450	1,379	1,361	3,387
Other operating expense	1,019	868	2,718	2,616
Total noninterest expense	4,361	4,821	12,966	14,257
Income before income tax expense	4,658	6,837	13,087	14,561
Income tax expense	1,730	2,149	4,638	4,575
Net income attributable to Company and noncontrolling interest	2,928	4,688	8,449	9,986
Net income attributable to noncontrolling interest	(498)	(1,233)	(999)	(1,719)
Net income attributable to Company	2,430	3,455	7,450	8,267
Preferred stock dividend and discount accretion	300	300	900	900
Net income available to common shareholders	$2,130	$3,155	$6,550	$7,367
Earnings per common share:
Basic	$0.35	$0.53	$1.08	$1.23
Diluted	$0.30	$0.44	$0.94	$1.04
Weighted average shares outstanding:
Basic	6,127,877	5,991,859	6,058,190	5,990,831
Diluted	8,030,549	7,933,251	7,958,842	7,925,889
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income attributable to Company	$2,430	$3,455	$7,450	$8,267
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	—	—	26	—
Unrealized (losses) gains on securities without OTTI	337	(214)	(199)	543
Less reclassification adjustment for gains on securities included in net income	—	—	—	(178)
Tax impact	(135)	86	68	(146)
Total unrealized (losses) gains on securities	202	(128)	(105)	219

Total comprehensive income	2,632	3,327	7,345	8,486
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2014	$20,000	6,208,259	$621	$51,316	$32,983	$165	$(2,180)	$102,905	$145	$103,050
Capital withdrawals by noncontrolling interest									(778)	(778)
Stock options exercised		211,314	21	1,911				1,932		1,932
Net income					7,450			7,450	999	8,449
Changes in other comprehensive loss						(105)		(105)		(105)
Purchase of treasury stock							(713)	(713)		(713)
Dividend on preferred stock					(900)			(900)		(900)
Dividend on common stock					(1,455)			(1,455)		(1,455)
Balance, September 30, 2015	$20,000	6,419,573	$642	$53,227	$38,078	$60	$(2,893)	$109,114	$366	$109,480
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2015	2014
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$8,449	$9,986
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	239	266
Provision for loan losses	3,040	2,250
Provision for OREO	—	1,493
Net gain from sales of investment securities	—	(178)
Bank owned life insurance	(267)	(269)
Gain on sale of SBA loans	(3,284)	(4,142)
SBA loans originated for sale	(29,944)	(25,605)
Proceeds from sale of SBA loans originated for sale	34,136	40,101
Loss on sale & write down of OREO	1,296	173
Net accretion of purchase premiums and discounts on securities	(639)	8
Contribution of OREO property	—	22
Deferred income tax benefit	(70)	(575)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(2,585)	(5,411)
Decrease in accrued interest payable and other accrued liabilities	(1,420)	(408)
Net cash provided by operating activities	8,951	17,711
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	(20,476)	—
(Purchases) redemptions of restricted stock	(1,415)	401
Proceeds from sale and call of securities available for sale	—	3,974
Proceeds from maturities and principal payments on mortgage backed securities	4,599	3,234
Proceeds from sale of OREO	3,936	11,706
Advances on OREO	(179)	(217)
Net increase in loans	(45,320)	(31,400)
Purchases of bank premises and equipment	(226)	(144)
Net cash used in investing activities	(59,081)	(12,446)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(1,927)	(956)
Purchase of treasury stock	(713)	—
Minority interest capital withdrawal, net	(778)	(1,191)
Proceeds from exercise of stock options and warrants	1,932	61
Net increase (decrease) in FHLBNY and short term borrowings	30,362	(4,482)
Net increase (decrease) in noninterest-bearing deposits	3,535	(1,118)
Net increase in interest-bearing deposits	4,040	15,968
Net cash provided by financing activities	36,451	8,282
Net (decrease) increase in cash and cash equivalents	(13,679)	13,547
Cash and Cash Equivalents, January 1,	36,238	45,661
Cash and Cash Equivalents, September 30,	$22,559	$59,208
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$2,749	$4,181
Income taxes	$5,994	$4,300
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$3,518	$2,124
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three and nine months ended September 30, 2015 and 2014 are unaudited. The balance sheet as of December 31, 2014, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, “Revenue from Contracts with Customers (ASU 2014-9),” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-9 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$17	$—	$—	$1,017
Residential mortgage-backed securities	42,343	688	183	—	42,848
Collateralized mortgage obligations	269	10	—	—	279
Collateralized debt obligations	806	—	—	431	375
Total available for sale	$44,418	$715	$183	$431	$44,519

Held to maturity:
States and political subdivisions	$2,171	$280	$—	$—	$2,451

As of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$500	$22	$—	$—	$522
Residential mortgage-backed securities	26,252	754	59	—	26,947
Collateralized mortgage obligations	375	15	—	—	390
Collateralized debt obligations	806	—	—	457	349
Total available for sale	$27,933	$791	$59	$457	$28,208

Held to maturity:
States and political subdivisions	$2,141	$236	$—	$—	$2,377

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2015 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,306	892
Residential mortgage-backed securities and collateralized mortgage obligations	42,612	43,127
Total available for sale	$44,418	$44,519

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	2,171	2,451
Total held to maturity	$2,171	$2,451

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

There were no securities pledged as collateral for borrowed funds as of September 30, 2015 and December 31, 2014. Securities with a carrying value of $12.6 million and $15.0 million were pledged to secure public deposits at September 30, 2015 and December 31, 2014, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014:

As of September 30, 2015	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	20,052	146	3,416	37	23,468	183
Total available for sale	$20,052	$146	3,416	$37	$23,468	$183

As of December 31, 2014	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	3,968	59	—	—	3,968	59
Total available for sale	$3,968	$59	$—	$—	$3,968	$59

Residential Mortgage-Backed Securities: The unrealized losses on the Company’s investment in mortgage-backed securities relates to eight securities at September 30, 2015 versus three securities at December 31, 2014. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be OTTI at September 30, 2015.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the nine month periods ended September 30, 2015 and 2014.

	For the Nine Months Ended September 30,
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

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$22,990	3.1%	$30,092	4.2%
Real Estate Construction:
Residential	6,916	0.9	5,859	0.8
Commercial	45,287	6.0	47,921	6.7
Real Estate Mortgage:
Commercial – Owner Occupied	170,256	22.7	176,649	24.8
Commercial – Non-owner Occupied	268,173	35.8	237,918	33.4
Residential – 1 to 4 Family	198,087	26.4	171,894	24.1
Residential – Multifamily	19,883	2.6	25,173	3.5
Consumer	18,458	2.5	17,555	2.5
Total Loans	$750,050	100.0%	$713,061	100.0%

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

An age analysis of past due loans by class at September 30, 2015 and December 31, 2014 follows:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$1,239	$1,239	$21,751	$22,990
Real Estate Construction:
Residential	—	—	—	—	6,916	6,916
Commercial	—	—	6,775	6,775	38,512	45,287
Real Estate Mortgage:
Commercial – Owner Occupied	807	—	358	1,165	169,091	170,256
Commercial – Non-owner Occupied	—	—	3,785	3,785	264,388	268,173
Residential – 1 to 4 Family	—	—	3,569	3,569	194,518	198,087
Residential – Multifamily	358	—	—	358	19,525	19,883
Consumer	107	—	65	172	18,286	18,458
Total Loans	$1,272	$—	$15,791	$17,063	$732,987	$750,050

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$1,874	$61	$1,935	$28,157	$30,092
Real Estate Construction:
Residential	—	—	238	238	5,621	5,859
Commercial	—	—	10,773	10,773	37,148	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	735	735	175,914	176,649
Commercial – Non-owner Occupied	—	—	8,624	8,624	229,294	237,918
Residential – 1 to 4 Family	629	20	6,367	7,016	164,878	171,894
Residential – Multifamily	364	—	—	364	24,809	25,173
Consumer	—	—	94	94	17,461	17,555
Total Loans	$993	$1,894	$26,892	$29,779	$683,282	$713,061

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

Impaired loans at September 30, 2015 and December 31, 2014 are set forth in the following tables.

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$597	$1,850	$—
Real Estate Construction:
Residential	—	—	—
Commercial	2,991	3,180	—
Real Estate Mortgage:
Commercial – Owner Occupied	358	358	—
Commercial – Non-owner Occupied	3,167	3,410	—
Residential – 1 to 4 Family	2,739	2,930	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	9,852	11,728	—
With an allowance recorded:
Commercial and Industrial	1,093	1,094	402
Real Estate Construction:
Residential	—	—	—
Commercial	5,710	8,432	691
Real Estate Mortgage:
Commercial – Owner Occupied	4,419	4,449	78
Commercial – Non-owner Occupied	21,370	22,810	496
Residential – 1 to 4 Family	2,195	2,962	308
Residential – Multifamily	358	358	5
Consumer	65	65	7
	35,210	40,170	1,987
Total:
Commercial and Industrial	1,690	2,944	402
Real Estate Construction:
Residential	—	—	—
Commercial	8,701	11,612	691
Real Estate Mortgage:
Commercial – Owner Occupied	4,777	4,807	78
Commercial – Non-owner Occupied	24,537	26,220	496
Residential – 1 to 4 Family	4,934	5,892	308
Residential – Multifamily	358	358	5
Consumer	65	65	7
	$45,062	$51,898	$1,987

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$61	$401	$—
Real Estate Construction:
Residential	—	—	—
Commercial	4,033	4,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	735	1,132	—
Commercial – Non-owner Occupied	8,175	10,616	—
Residential – 1 to 4 Family	2,548	3,291	—
Residential – Multifamily	—	—	—
Consumer	94	94	—
	15,646	19,695	—
With an allowance recorded:
Commercial and Industrial	2,346	2,346	1,040
Real Estate Construction:
Residential	238	979	238
Commercial	10,025	10,025	2,535
Real Estate Mortgage:
Commercial – Owner Occupied	5,216	5,245	114
Commercial – Non-owner Occupied	22,232	22,232	828
Residential – 1 to 4 Family	5,412	5,575	573
Residential – Multifamily	364	364	5
Consumer	—	—	—
	45,833	46,766	5,333
Total:
Commercial and Industrial	2,407	2,747	1,040
Real Estate Construction:
Residential	238	979	238
Commercial	14,058	14,186	2,535
Real Estate Mortgage:
Commercial – Owner Occupied	5,951	6,377	114
Commercial – Non-owner Occupied	30,407	32,848	828
Residential – 1 to 4 Family	7,960	8,866	573
Residential – Multifamily	364	364	5
Consumer	94	94	—
	$61,479	$66,461	$5,333

The following tables present by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the nine and three months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$4,409	$61	$851	$13
Real Estate Construction:
Residential	—	—	766	—
Commercial	11,747	100	17,882	285
Real Estate Mortgage:
Commercial – Owner Occupied	5,855	154	6,449	202
Commercial – Non-owner Occupied	26,541	737	32,633	903
Residential – 1 to 4 Family	5,956	86	13,208	180
Residential – Multifamily	361	20	367	16
Consumer	65	—	94	1
Total	$54,934	$1,158	$72,250	$1,600

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$4,161	$10	$742	$4
Real Estate Construction:
Residential	—	—	810	—
Commercial	11,701	20	17,399	54
Real Estate Mortgage:
Commercial – Owner Occupied	5,822	53	6,296	69
Commercial – Non-owner Occupied	26,426	242	32,246	277
Residential – 1 to 4 Family	5,938	30	12,409	62
Residential – Multifamily	360	6	366	4
Consumer	65	—	94	—
Total	$54,473	$361	$70,362	$470

Troubled debt restructurings: Periodically management evaluates our loans in order to determine the appropriate risk rating, interest accrual status and potential classification as a troubled debt restructuring (TDR), some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, changes in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. The Bank considers all TDRs to be impaired.

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

Performing TDRs (not reported as non-accrual loans) totaled $29.3 million and $32.7 million with related allowances of $594,000 and $812,000 as of September 30, 2015 and December 31, 2014, respectively. Nonperforming TDRs totaled $5.1 million and $9.5 million with related allowances of $160,000 and $293,000 as of September 30, 2015 and December 31, 2014, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above.

There were no new loans modified as a TDR during the three months and nine months periods ended September 30, 2015 and 2014.

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

There was one TDR totaling $252,000 that subsequently defaulted during the three and nine months ended September 30, 2015.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2015 and December 31, 2014 is as follows:

At September 30, 2015	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$20,918	$778	$1,294	$—	$22,990
Real Estate Construction:
Residential	6,916	—	—	—	6,916
Commercial	22,948	15,564	6,775	—	45,287
Real Estate Mortgage:
Commercial – Owner Occupied	162,222	6,981	1,053	—	170,256
Commercial – Non-owner Occupied	254,448	5,355	8,370	—	268,173
Residential – 1 to 4 Family	192,010	847	5,230	—	198,087
Residential – Multifamily	19,525	—	358	—	19,883
Consumer	18,393	—	65	—	18,458
Total	$697,380	$29,525	$23,145	$—	$750,050

At December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$27,104	$642	$2,346	$—	$30,092
Real Estate Construction:
Residential	5,621	—	238	—	5,859
Commercial	34,255	2,893	10,773	—	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	170,685	4,051	1,913	—	176,649
Commercial – Non-owner Occupied	218,230	5,791	13,897	—	237,918
Residential – 1 to 4 Family	162,787	613	8,494	—	171,894
Residential – Multifamily	24,809	—	364	—	25,173
Consumer	17,461	—	94	—	17,555
Total	$660,952	$13,990	$38,119	$—	$713,061

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

An analysis of the allowance for loan losses for the nine and three month periods ended September 30, 2015 and 2014 is as follows:

Allowance for Loan Losses:	For the nine months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,679	$(1,254)	$32	$754	$1,211
Real Estate Construction:
Residential	316	(238)	—	143	221
Commercial	3,015	(2,745)	—	1,733	2,003
Real Estate Mortgage:
Commercial – Owner Occupied	3,296	—	10	(32)	3,274
Commercial – Non-owner Occupied	4,962	(638)	398	(36)	4,686
Residential – 1 to 4 Family	4,156	(412)	34	532	4,310
Residential – Multifamily	357	—	—	(75)	282
Consumer	262	—	—	21	283
Total	$18,043	$(5,287)	$474	$3,040	$16,270

Allowance for Loan Losses:	For the nine months ended September 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$591	$(395)	$—	$476	$672
Real Estate Construction:
Residential	414	—	5	(182)	237
Commercial	948	—	—	(423)	525
Real Estate Mortgage:
Commercial – Owner Occupied	4,735	(263)	5	79	4,556
Commercial – Non-owner Occupied	7,530	—	—	(1,550)	5,980
Residential – 1 to 4 Family	3,612	(2,437)	24	3,851	5,050
Residential – Multifamily	389	—	—	23	412
Consumer	341	(26)	—	(24)	291
Total	$18,560	$(3,121)	$34	$2,250	$17,723

Allowance for Loan Losses:	For the three months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$2,357	$(1,254)	$—	$108	$1,211
Real Estate Construction:
Residential	197	—	—	24	221
Commercial	1,665	(365)	—	703	2,003
Real Estate Mortgage:
Commercial – Owner Occupied	2,999	—	—	275	3,274
Commercial – Non-owner Occupied	5,471	(257)	—	(528)	4,686
Residential – 1 to 4 Family	3,861	(284)	1	732	4,310
Residential – Multifamily	271	—	—	11	282
Consumer	158	—	—	125	283
Total	$16,979	$(2,160)	$1	$1,450	$16,270

Allowance for Loan Losses:	For the three months ended September 30, 2014
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$700	$—	$—	$(28)	$672
Real Estate Construction:
Residential	89	—	—	148	237
Commercial	676	—	—	(151)	525
Real Estate Mortgage:
Commercial – Owner Occupied	4,295	—	3	258	4,556
Commercial – Non-owner Occupied	6,026	—	—	(46)	5,980
Residential – 1 to 4 Family	4,996	—	13	41	5,050
Residential – Multifamily	382	—	—	30	412
Consumer	295	(2)	—	(2)	291
Unallocated	—	—	—	—	—
Total	$17,459	$(2)	$16	$250	$17,723

Allowance for Loan Losses, at September 30, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$402	$809	$1,211
Real Estate Construction:
Residential	—	221	221
Commercial	691	1,312	2,003
Real Estate Mortgage:
Commercial – Owner Occupied	78	3,196	3,274
Commercial – Non-owner Occupied	496	4,190	4,686
Residential – 1 to 4 Family	308	4,002	4,310
Residential – Multifamily	5	277	282
Consumer	7	276	283
Total	$1,987	$14,283	$16,270

Allowance for Loan Losses, at December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,040	$639	$1,679
Real Estate Construction:
Residential	238	78	316
Commercial	2,535	480	3,015
Real Estate Mortgage:
Commercial – Owner Occupied	114	3,182	3,296
Commercial – Non-owner Occupied	828	4,134	4,962
Residential – 1 to 4 Family	573	3,583	4,156
Residential – Multifamily	5	352	357
Consumer	—	262	262
Total	$5,333	$12,710	$18,043

Loans, at September 30, 2015:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,690	$21,300	$22,990
Real Estate Construction:
Residential	—	6,916	6,916
Commercial	8,701	36,586	45,287
Real Estate Mortgage:
Commercial – Owner Occupied	4,777	165,479	170,256
Commercial – Non-owner Occupied	24,537	243,636	268,173
Residential – 1 to 4 Family	4,934	193,153	198,087
Residential – Multifamily	358	19,525	19,883
Consumer	65	18,393	18,458
Total	$45,062	$704,988	$750,050

Loans, at December 31, 2014:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$2,407	$27,685	$30,092
Real Estate Construction:
Residential	238	5,621	5,859
Commercial	14,058	33,863	47,921
Real Estate Mortgage:
Commercial – Owner Occupied	5,951	170,698	176,649
Commercial – Non-owner Occupied	30,407	207,511	237,918
Residential – 1 to 4 Family	7,960	163,934	171,894
Residential – Multifamily	364	24,809	25,173
Consumer	94	17,461	17,555
Total	$61,479	$651,582	$713,061

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

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$135,096	17.41%	$62,093	8%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$125,313	16.15%	$31,047	4%	N/A	N/A

Tier 1 Capital (to Average Assets)	$125,313	14.77%	$33,935	4%	N/A	N/A

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$123,539	17.23%	$57,367	8%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$114,593	15.98%	$28,684	4%	N/A	N/A

Tier 1 Capital (to Average Assets)	$114,593	14.12%	$32,460	4%	N/A	N/A

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$131,132	16.89%	$62,093	8%	$77,616	10%

Tier 1 Capital (to Risk Weighted Assets)	$121,349	15.63%	$31,046	4%	$46,570	6%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$121,349	15.63%	$31,046	4%	$46,570	6%

Tier 1 Capital (to Average Assets)	$121,349	14.30%	$33,935	4%	$42,419	5%

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$123,609	17.22%	$57,426	8%	$71,783	10%

Tier 1 Capital (to Risk Weighted Assets)	$114,664	15.97%	$28,713	4%	$43,070	6%

Tier 1 Capital (to Average Assets)	$114,664	14.27%	$32,150	4%	$40,188	5%

NOTE 7. OTHER COMPREHENSIVE INCOME

The Company’s accumulated other comprehensive income consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(431)	$(457)
Unrealized gains on securities without OTTI	532	731
Tax impact	(41)	(109)
Accumulated other comprehensive income	$60	$165

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

3)	Fair Value on a Recurring Basis:

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

Investment Securities Available for Sale:

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Securities in Level 1 are exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuation services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, state and municipal securities and TruPS.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of September 30, 2015
Corporate debt obligations	$—	$1,017	$—	$1,017
Residential mortgage-backed securities	—	42,848	—	42,848
Collateralized mortgage-backed securities	—	279	—	279
Collateralized debt obligations	—	—	375	375
Total	$—	$44,144	$375	$44,519
As of December 31, 2014
Corporate debt obligations	$—	$522	$—	$522
Residential mortgage-backed securities	—	26,947	—	26,947
Collateralized mortgage-backed securities	—	390	—	390
Collateralized debt obligations	—	—	349	349
Total	$—	$27,859	$349	$28,208

For the three and nine months ended September 30, 2015, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three and nine months ended September 30,:

	Securities Available for Sale
	September 30, 2015	September 30, 2014

	(amounts in thousands)
Beginning balance at January 1,	$349	$4,144
Total net gains included in:
Net gain	—	—
Other comprehensive income	26	—
Settlements	—	(3,795)
Net transfers into Level 3	—	—
Ending balance	$375	$349

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2015
Collateral dependent impaired loans	$—	$—	$22,357	$22,357
OREO	—	—	19,396	19,396
As of December 31, 2014
Collateral dependent impaired loans	$—	$—	$35,711	$35,711
OREO	—	—	20,931	20,931

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $22.4 million and $35.7 million at September 30, 2015 and December 31, 2014 respectively, with a valuation allowance of $1.5 million and $4.7 million at September 30, 2015 and December 31, 2014, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2015 and December 31, 2014:

	Level in Fair Value Hierarchy	September 30, 2015		December 31, 2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$22,559	$22,559	$36,238	$36,238
Investment securities AFS	(1)	44,518	44,518	28,208	28,208
Investment securities HTM	Level 2	2,171	2,451	2,141	2,377
Restricted stock	Level 2	4,567	4,567	3,152	3,152
Loans held for sale	Level 2	2,025	2,298	2,932	3,328
Loans, net	(2)	733,780	741,291	695,018	698,843
Accrued interest receivable	Level 2	2,932	2,932	2,827	2,827
Financial Liabilities:
Demand and savings deposits	Level 2	$373,558	$373,558	$372,827	$372,827
Time deposits	Level 2	281,949	283,536	275,106	276,528
Borrowings	Level 2	93,117	90,855	62,755	60,297
Accrued interest payable	Level 2	514	514	445	445

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the nine and three month periods ended September 30, 2015 and 2014.

	For the nine months ended September 30,		For the three months ended September 30,
	2015	2014	2015	2014
	(amounts in thousands except share data)		(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$6,550	$7,367	$2,130	$3,155
Average common shares outstanding	6,058,190	5,990,831	6,127,877	5,991,859
Basic earnings per common share	$1.08	$1.23	$0.35	$0.53
Diluted earnings per common share
Net income available to common shareholders	$6,550	$7,367	$2,130	$3,155
Dividend on Preferred Series B	900	900	300	300
Average common shares outstanding	6,058,190	5,990,831	6,127,877	5,991,859
Dilutive potential common shares	1,900,652	1,935,058	1,902,672	1,941,392
Total diluted average common shares outstanding	7,958,842	7,925,889	8,030,549	7,933,251
Diluted earnings per common share	$0.94	$1.04	$0.30	$0.44

On September 22, 2015 the Company declared a quarterly cash dividend of $0.07 per share to common shareholders of record as of October 15, 2015 and payable on October 30, 2015.

NOTE 10. SUBSEQUENT EVENTS

On October 27, 2015, Parke Bank and Parke Bank's majority-owned subsidiary, 44 Business Capital, LLC ("44BC") entered into a Purchase and Assumption Agreement (the "Agreement") with Berkshire Hills Bancorp, Inc. and its wholly owned banking subsidiary, Berkshire Bank, to sell the assets of 44BC and certain related assets held by Parke Bank. Under the Agreement, Berkshire has agreed to purchase the assets of 44BC (other than certain specified assets). In addition, Berkshire has agreed to pay Parke Bank to purchase certain servicing rights for specified SBA loans and will purchase approximately $38.4 million in SBA loans held as loans by Parke Bank.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

At September 30, 2015, the Company’s total assets increased to $864.7 million from $821.7 million at December 31, 2014, an increase of $43 million or 5.2%.

Cash and cash equivalents decreased $13.7 million to $22.6 million at September 30, 2015 from $36.2 million at December 31, 2014, a decrease of 37.7%.

Total investment securities increased to $46.7 million at September 30, 2015, from $30.3 million at December 31, 2014, an increase of $16.3 million or 53.8%. During the first nine months of 2015, the Company purchased $20.0 million in mortgage-backed securities and a $500,000 corporate bond to increase on-balance sheet liquidity to fund future growth. The purchase was funded with borrowings from the FHLB.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine months ended September 30, 2015, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $750.1 million at September 30, 2015 from $713.1 million at December 31, 2014, an increase of $37.0 million or 5.2%.

Delinquent loans totaled $17.1 million or 2.3% of total loans at September 30, 2015, a decrease of $12.7 million from December 31, 2014. Delinquent loan balances by number of days delinquent at September 30, 2015 were: 30 to 89 days --- $1.3 million; 90 days and greater not accruing interest --- $15.8 million.

At September 30, 2015 , the Company had $15.8 million in nonaccrual loans or 2.1% of total loans, a decrease from $26.9 million or 3.8% of total loans at December 31, 2014. The three largest nonperforming loan relationships are a $3.8 million land development loan, a $1.9 million commercial real estate loan and a $1.3 million land development loan.

The composition of nonaccrual loans as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(amounts in thousands except ratios)
Commercial and Industrial	$1,239	$61
Real Estate Construction:
Residential	—	238
Commercial	6,775	10,773
Real Estate Mortgage:
Commercial – Owner Occupied	358	735
Commercial – Non-owner Occupied	3,785	8,624
Residential – 1 to 4 Family	3,569	6,367
Residential – Multifamily	—	—
Consumer	65	94
Total	$15,791	$26,892
Nonperforming loans to total loans	2.1%	3.8%

At September 30, 2015, the allowance for loan losses was $16.3 million, as compared to $18.0 million at December 31, 2014. The ratio of allowance for loan losses to total loans was 2.2% at September 30, 2015, compared to 2.5% at December 31, 2014. The decrease is due to continuing improvements in the credit quality of the loan portfolio. The ratio of allowance for loan losses to non-performing loans improved to 103.0% at September 30, 2015, compared to 67.1% at December 31, 2014. During the nine month period ended September 30, 2015, the Company charged off $5.3 million in loans, and recovered $474,000, compared to $3.1 million in loans charged off in the nine months ended September 30, 2014, and $34,000 in recoveries. Specific allowances for loan losses have been established in the amount of $2.0 million on impaired loans totaling $45.1 million at September 30, 2015, as compared to $5.3 million on impaired loans totaling $61.5 million at December 31, 2014. We have provided for all losses that are both probable and reasonably estimable at September 30, 2015 and December 31, 2014. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at September 30, 2015 was $19.4 million, compared to $20.9 million at December 31, 2014 with the largest property being a condominium development valued at $7.2 million.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2015	2014
	(amounts in thousands)
Balance at beginning of period	$20,931	$28,910
Real estate acquired in settlement of loans	3,518	2,124
Allowance for OREO	—	(1,493)
Sales of real estate	(3,936)	(11,706)
(Loss) gain on sale of real estate	(353)	722
Write-down of real estate carrying values	(943)	(895)
Donated property	—	(22)
Reimbursment of funds	4	—
Capitalized improvements to real estate	175	217
Balance at end of period	$19,396	$17,857

At September 30, 2015, the Bank’s total deposits increased to $655.5 million from $647.9 million at December 31, 2014, an increase of $7.6 million or 1.2%.

Total borrowings increased to $79.7 million at September 30, 2015 from $49.4 million at December 31, 2014 an increase of $30.36 million or 61.5% due to the additional borrowings used to fund the mortgage-backed securities purchases described above.

Total shareholders’ equity increased to $109.1 million at September 30, 2015 from $102.9 million at December 31, 2014, an increase of $6.2 million or 6.0%, due to the retention of earnings from the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General: Net income available to common shareholders for the nine months ended September 30, 2015 was $6.6 million, compared to $7.4 million for the same period in 2014. The change was impacted by the following:

Interest Income: Interest income increased by $500,000 to $29.3 million for the nine months ended September 30, 2015, as compared to $28.8 million for the nine months ended September 30, 2014. Although average loan balances increased, the average yield decreased for the nine months ended September 30, 2015. Average loans for the nine month period ended September 30, 2015 were $724.5 million compared to $673.0 million for the same period last year. The average yield on loans was 5.21% for the nine months ended September 30, 2015 compared to 5.54% for the same period in 2014.

Interest Expense: Interest expense increased by $100,000 at $4.3 million for the nine months ended September 30, 2015, as compared to $4.2 million for the nine months ended September 30, 2014. Average interest bearing deposits increased to $615.1 million from $601.9 million the year before. The average rate paid on deposits for the nine month period ended September 30, 2015 was 0.77% compared to 0.79% for the same period last year. While the average rate on borrowings decreased to 1.33% for the nine months ended September 30, 2015 from 1.36% for the same period last year, this was more than offset by the $14.8 million increase in the average balance of borrowings in the current period as compared to the first nine months of 2014.

Net Interest Income: Net interest income increased by $300,000 at $24.9 million for the nine months ended September 30, 2015, as compared to $24.6 million for the same period last year. Net interest spread decreased to 4.02% from 4.22%, which offset the increase in average interest bearing liabilities of $28.0 million. Our net interest margin decreased 20 basis points to 4.13% for the nine months ended September 30, 2015, from 4.33% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $3.0 million for the nine months ended September 30, 2015 as compared to $2.3 million for the same period last year an increase of $700,000. The increase was primarily due to the growth in the loan portfolio and the establishment of specific reserves on impaired loans.

Non-interest Income: Non-interest income was $4.2 million for the nine months ended September 30, 2015, compared to $6.5 million for the same period last year. The decrease was primarily attributable to a $1.3 million write down and loss on the sale of OREO property in the current period. In addition, gain on sale of loans decreased by $850,000 and other miscellaneous income decreased by $500,000. The 2014 period included a $419,000 broker fee. This was partially offset by a $290,000 increase in loan fees due to early prepayments on loans.

Non-interest Expense: Non-interest expense decreased $1.3 million to $13.0 million for the nine months ended September 30, 2015, from $14.3 million for the nine months ended September 30, 2014. The decrease was primarily due to a $2.0 million decrease in OREO expenses offset by a $730,000 increase in compensation and benefits due to salary increases and additional staffing.

Income Taxes: The Company recorded income tax expense of $4.6 million on income before taxes of $13.1 million for the nine months ended September 30, 2015, resulting in an effective tax rate of 35.4%, compared to income tax expense of $4.6 million on income before taxes of $14.6 million for the same period of 2014, resulting in an effective tax rate of 31.4%. The increase in the rate is due to curtailing the year to date SERP tax accrual which had a favorable impact on tax expense and increasing the effective tax rate from 34% in 2014 to an overall effective tax rate of 35.5% in 2015.

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$724,474	$28,238	5.21%	$672,965	$27,864	5.54%
Investment securities	46,316	950	2.74%	37,014	811	2.93%
Federal funds sold and cash equivalents	35,594	63	0.24%	48,826	84	0.23%
Total interest-earning assets	806,384	$29,251	4.85%	758,805	$28,759	5.07%
Other assets	59,975			62,899
Allowance for loan losses	(17,401)			(18,937)
Total assets	$848,958			$802,767
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,050	$114	0.49%	$27,395	$103	0.50%
Money markets	110,800	414	0.50%	98,569	416	0.56%
Savings	190,684	762	0.53%	214,507	961	0.60%
Time deposits	252,588	2,121	1.12%	254,174	2,045	1.08%
Brokered certificates of deposit	30,009	137	0.61%	7,288	44	0.81%
Total interest-bearing deposits	615,131	3,548	0.77%	601,933	3,569	0.79%
Borrowings	77,464	771	1.33%	62,703	638	1.36%
Total interest-bearing liabilities	692,595	4,319	0.83%	664,636	4,207	0.85%
Non-interest bearing deposits	44,217			34,997
Other liabilities	5,274			5,346
Total non-interest bearing liabilities	49,491			40,343
Shareholders’ equity	106,872			97,788
Total liabilities and shareholders’ equity	$848,958			$802,767
Net interest income		$24,932			$24,552
Interest rate spread			4.02%			4.22%
Net interest margin			4.13%			4.33%

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General: Net income available to common shareholders for the three months ended September 30, 2015 was $2.1 million and for the three months ended 2014 was $3.2 million.

Interest Income: Interest income increased by $500,000, or 1.7%, to $9.9 million for the three months ended September 30, 2015, from $9.4 million for the three months ended September 30, 2014. The increase was attributable to an increase in the average outstanding loan balances, offset by lower yield on loans. Average loans for the three month period ended September 30, 2015 were $737.1 million compared to $676.3 million for the same period last year. The average yield on loans was 5.13% for the three months ended September 30, 2015 compared to 5.36% for the same period in 2014.

Interest Expense: Interest expense increased $100,000 to $1.5 million for the three months ended September 30, 2015, from $1.4 million for the three months ended September 30, 2014. The increase was primarily attributable to an increase in average borrowings. Average borrowings for the three month period ended September 30, 2015 were $83.2 million, compared to $58.9 million for the same period last year. The average rate paid on borrowings for the three month period ended September 30, 2015 was 1.34%, compared to 1.35% for the same period last year. Average interest bearing deposits for the three month period ended September 30, 2015 were $619.9 million compared to $604.9 million for the same period last year. The average rate paid on deposits for the three month period ended September 30, 2015 was 0.78% compared to 0.79% for the same period last year.

Net Interest Income: Net interest income increased $400,000 to $8.4 million for the three months ended September 30, 2015, as compared to $8.0 million for the same period last year. We experienced a larger increase in the average loans outstanding than we did in our average deposits outstandings. This situation allowed us to increase out net interest income. Our net interest rate spread was 3.94% for the three months ended September 30, 2015, as compared to 4.05% for the same period last year. Our net interest margin decreased 10 basis points to 4.06% for the three months ended September 30, 2015, from 4.16% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $1.45 million for the three months ended September 30, 2015, compared to $0.3 million for the same period last year. The increase was primarily due to the growth in the loan portfolio and the establishment of specific reserves on impaired loans.

Non-interest Income: Non-interest income was $2.1 million for the three months ended September 30, 2015, compared to $3.9 million for the same period last year. The decrease was primarily attributable to a $173,000 write down and loss on sale of OREO and a $1.3 million decrease in gain on sale of SBA loans, which was due to a decrease in SBA loan volume from the previous year.

Non-interest Expense: Non-interest expense decreased $460,000 to $4.4 million for the three months ended September 30, 2015, from $4.8 million for the three months ended September 30, 2014. The decrease was primarily due to a $929,000 decrease in OREO expenses, offset by a $243,000 increase in compensation expenses due to salary increases and additional staffing.

Income Taxes: The Company recorded income tax expense of $1.7 million on income before taxes of $4.7 million for the three months ended September 30, 2015, resulting in an effective tax rate of 37.1%, compared to income tax expense of $2.1 million on income before taxes of $6.8 million for the same period of 2014, resulting in an effective tax rate of 31.4%. The increase in the effective rate is due to curtailing the year to date SERP tax accrual which had a favorable impact on tax expense and increasing the effective tax rate from 34% in 2014 to an overall effective tax rate of 35.5% in 2015.

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$737,097	$9,532	5.13%	$676,266	$9,132	5.36%
Investment securities	51,347	365	2.82%	34,970	256	2.90%
Federal funds sold and cash equivalents	33,810	21	0.25%	53,050	29	0.22%
Total interest-earning assets	822,254	$9,918	4.79%	764,286	$9,417	4.89%
Other assets	58,530			60,720
Allowance for loan losses	(17,316)			(17,959)
Total assets	$863,468			$807,047
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,557	$40	0.50%	$28,654	$36	0.50%
Money markets	115,228	145	0.50%	103,445	144	0.55%
Savings	185,617	250	0.53%	207,812	307	0.59%
Time deposits	254,066	730	1.14%	259,627	713	1.09%
Brokered certificates of deposit	33,393	54	0.64%	5,364	6	0.44%
Total interest-bearing deposits	619,861	1,219	0.78%	604,902	1,206	0.79%
Borrowings	83,241	282	1.34%	58,863	201	1.35%
Total interest-bearing liabilities	703,102	1,501	0.85%	663,765	1,407	0.84%
Non-interest bearing deposits	45,759			37,038
Other liabilities	5,134			5,112
Total non-interest bearing liabilities	50,893			42,150
Shareholders’ equity	109,473			101,132
Total liabilities and shareholders’ equity	$863,468			$807,047
Net interest income		$8,417			$8,010
Interest rate spread			3.94%			4.05%
Net interest margin			4.06%			4.16%

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

Income Taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 114.4%% and 110.1% at September 30, 2015 and December 31, 2014, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended September 30, 2015. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2015, the Company maintained lines of credit with the FHLB of $139.4 million, of which $79.7 million was outstanding at September 30, 2015.

As of September 30, 2015, the Company's investment securities portfolio included $42.8 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At September 30, 2015, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and ParkeBank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. The Parke Parties have filed a motion to dismiss all of the claims asserted against the Parke Parties on the grounds that, among other things, the claims asserted were addressed in prior litigation between the parties, including foreclosure actions, resolved in favor of the Parke Parties.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2015	—	$—	—
August 1 through August 31, 2015	—	$—	—
Sept 1 through Sept 30, 2015	28,990	$12.47	28,990
Total	28,990	$12.47	28,990	440,010

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

PARKE BANCORP, INC.

Date:	November 13, 2015	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2015	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)