Form 10-K
period 2015-12-31
PARKE BANCORP, INC.
filed 2016-03-18
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2015, was approximately $56.7 million.

As of March 18, 2016 there were issued and outstanding 6,221,256 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2015 (Parts II and IV)

2.	Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders. (Parts II and III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield, Galloway Township and Washington Township, New Jersey, and in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2015, the Company had assets of $885.1 million, loans net of unearned income of $758.5 million, deposits of $665.2 million and equity of $112.0 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.(1) As of December 31, 2015 no one industry sector concentration exceeded 10% of total loans. Refer to pages 4 through 6 for descriptions of the loan categories presented.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)
Commercial and Industrial	$27,140	3.6%	$30,092	4.2%	$23,001	3.5%	$21,925	3.5%	$24,136	3.9%
Real Estate Construction:
Residential	7,750	1.0	5,859	0.8	7,389	1.1	7,331	1.2	21,287	3.4
Commercial	45,245	6.0	47,921	6.7	43,749	6.7	41,875	6.6	50,361	8.1
Real Estate Mortgage:
Commercial - Owner Occupied	172,040	22.7	176,649	24.8	170,122	26.0	157,616	25.0	147,449	23.6
Commercial - Non-Owner Occupied	256,471	33.8	237,918	33.4	220,364	33.7	221,731	35.2	204,216	32.6
Residential - 1 to 4 Family	213,266	28.1	171,894	24.1	148,160	22.6	140,164	22.3	138,768	22.2
Residential - Multifamily	18,113	2.4	25,173	3.5	24,103	3.7	21,181	3.4	20,126	3.2
Consumer	18,476	2.4	17,555	2.5	17,653	2.7	17,889	2.8	18,774	3.0
Total Loans	$758,501	100.0%	$713,061	100.00%	$654,541	100.0%	$629,712	100.00%	$625,117	100.00%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2015.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)
Commercial and Industrial	$9,832	$9,016	$8,292	$27,140
Real Estate Construction:
Residential	1,636	4,616	1,498	7,750
Commercial	9,391	25,036	10,818	45,245
Real Estate Mortgage:
Commercial - Owner Occupied	4,836	30,602	136,602	172,040
Commercial - Non-Owner Occupied	11,166	47,293	198,012	256,471
Residential - 1 to 4 Family	10,921	13,101	189,244	213,266
Residential – Multifamily	—	2,051	16,062	18,113
Consumer	1,502	859	16,115	18,476
Total Loans	$49,284	$132,574	$576,643	$758,501

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2015, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)
Commercial and Industrial	$4,418	$12,890	$17,308
Real Estate Construction:
Residential	344	5,770	6,114
Commercial	4,843	31,011	35,854
Real Estate Mortgage:
Commercial - Owner Occupied	10,702	156,502	167,204
Commercial - Non-Owner Occupied	31,447	213,858	245,305
Residential - 1 to 4 Family	86,793	115,552	202,345
Residential - Multifamily	1,403	16,710	18,113
Consumer	16,055	919	16,974
Total Loans	$156,005	$553,212	$709,217

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2015, the Bank’s loan to one borrower limit was approximately $21.1 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2015, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $20.4 million that was secured by the real estate. At December 31, 2015, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing TDRs, were $42.2 million, $61.5 million, $68.9 million, $87.6 million and $97.2 million at December 31 2015, 2014, 2013, 2012, and 2011, respectively. Included in impaired loans at December 31, 2015, 2014, 2013, 2012 and 2011 were $32.2 million, $42.2 million, $51.0 million, $67.1 million and $66.9 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$740	$61	$122	$248	$—
Real Estate Construction:
Residential	—	238	967	799	5,265
Commercial	5,204	10,773	9,908	12,958	7,703
Real Estate Mortgage:
Commercial - Owner Occupied	358	735	976	1,218	4,797
Commercial - Non-Owner Occupied	4,002	8,624	10,853	19,228	18,132
Residential - 1 to 4 Family	3,255	6,367	12,914	10,072	7,691
Residential – Multifamily	—	—	99	2,838	597
Consumer	—	94	115	188	274
Total non-accrual loans	13,559	26,892	35,954	47,549	44,459
Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$13,559	$26,892	$35,954	$47,549	$44,459
Total non-performing loans as a percentage of loans	1.8%	3.8%	5.5%	7.6%	7.1%

As of December 31, 2015, there were $5.5 million in loans which were not on non-accrual status, a TDR or otherwise but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing in the future.

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest. At December 31, 2015, the Bank had $13.6 million of loans that were on a non-accrual basis. Gross interest income of $2.4 million would have been recorded during the year ended December 31, 2015 if these loans had been performing in accordance with their terms. Interest income of $1.5 million was recognized on these loans during the year ended December 31, 2015.

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

At December 31, 2015, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	31,303
Substandard	19,065
$50,368

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at or its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2015 was $16.6 million. The real estate owned consisted of 16 properties, the largest being a condominium development located in Absecon, New Jersey at $6.4 million.

Allowance for Losses on Loans. It is the policy of management to provide for possible losses on all loans in its portfolio, whether classified or not. A provision for loan losses is charged to operations based on management’s evaluation of the inherent losses estimated to have occurred in the Bank’s loan portfolio.

Management’s judgment as to the level of probable losses on existing loans is based on its internal review of the loan portfolio, including an analysis of the borrower's current financial position; the level and trends in delinquencies, non-accruals and impaired loans; the consideration of national and local economic conditions and trends; concentrations of credit; the impact of any changes in credit policy; the experience and depth of management and the lending staff; and any trends in loan volume and terms.

In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. However, management’s determination of the appropriate allowance level, which is based upon the factors outlined above, which are believed to be reasonable, may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of the period	$18,043	$18,560	$18,936	$19,323	$14,789
Charge-offs:
Commercial and Industrial	(1,554)	(395)	(4)	(66)	(22)
Real Estate Construction:
Residential	(238)	—	—	(1,326)	(2,390)
Commercial	(2,745)	(16)	—	(310)	(494)
Real Estate Mortgage:
Commercial - Owner Occupied	—	(476)	(77)	(1,058)	—
Commercial - Non-Owner Occupied	(638)	(50)	(2,641)	(3,848)	(426)
Residential - 1 to 4 Family	(504)	(2,841)	(554)	(1,531)	(2,643)
Residential – Multifamily	—	—	(8)	—	—
Consumer	(1)	(31)	(3)	(38)	—
Total charge-offs:	(5,680)	(3,809)	(3,287)	(8,177)	(5,975)
Recoveries:
Commercial and Industrial	121	—	—	—	—
Real Estate Construction:
Residential	—	5	—	490	24
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	66	5	1	—	—
Commercial - Non-Owner Occupied	398	—	—	—	—
Residential - 1 to 4 Family	148	32	210	—	34
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	1
Total recoveries:	733	42	211	490	59
Net charge-offs	(4,947)	(3,767)	(3,076)	(7,687)	(5,916)
Provision for loan losses	3,040	3,250	2,700	7,300	10,450
Balance at end of period	$16,136	$18,043	$18,560	$18,936	$19,323
Period-end loans outstanding (net of deferred costs/fees)	$758,501	$713,061	$654,541	$629,712	$625,117
Average loans outstanding	$731,032	$669,771	$644,735	$612,342	$630,570
Allowance as a percentage of period end loans	2.13%	2.53%	2.84%	3.01%	3.09%
Net loans charged off as a percentage of average loans outstanding	0.78%	0.57%	0.51%	1.34%	0.95%

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(Amounts in thousands, except percentages)
Commercial and Industrial	$952	3.6%	$1,679	4.2%	$591	3.5%	$470	2.5%	$451	2.3%
Real Estate Construction:
Residential	247	1.0	316	0.8	414	1.1	845	4.5	2,613	13.5
Commercial	2,501	6.0	3,015	6.7	948	6.7	1,115	5.9	1,971	10.2
Real Estate Mortgage:
Commercial - Owner Occupied	3,267	22.7	3,296	24.8	4,735	26.0	4,095	21.6	2,714	14.1
Commercial - Non-Owner Occupied	3,838	33.8	4,962	33.4	7,530	33.7	7,379	39.0	6,742	34.9
Residential - 1 to 4 Family	4,802	28.1	4,156	24.1	3,612	22.6	4,384	23.1	4,190	21.7
Residential - Multifamily	254	2.4	357	3.5	389	3.7	312	1.6	278	1.4
Consumer	275	2.4	262	2.5	341	2.7	336	1.8	148	0.8
Unallocated	—	—	—	—	—	—	—	—	216	1.1
Total Allowance	$16,136	100.0%	$18,043	100.0%	$18,560	100.0%	$18,936	100.0%	$19,323	100.0%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2015, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2015, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2015	2014	2013
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,181	$2,141	$2,103
Securities Available for Sale:
Corporate debt obligations	1,031	522	506
Residential mortgage-backed securities	40,821	26,947	30,450
Collateralized mortgage obligations	253	390	595
Collateralized debt obligations	462	349	4,144
Total securities available for sale	42,567	28,208	35,695
Total	$44,748	$30,349	$37,798

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2015 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2015
	One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)
Securities Held to Maturity:
State and political subdivisions	$—	—%	$1,217	4.46	$964	—%	$2,181	2.49%	$2,471
Securities Available for Sale:
U.S. government sponsored entities	$—	—	$—	—	$—	—	$—	—	$—
Corporate debt obligations	—	—	500	4.75	500	8.13	1,000	6.44	1,031
Residential mortgage-backed securities	102	3.83	875	2.84	39,811	2.67	40,788	2.67	40,821
Collateralized mortgage obligations	120	4.00	—	—	126	4.50	246	4.26	253
Collateralized debt obligations	—	—	—	—	806	—	806	—	462
Total securities available for sale	222	3.92	1,375	3.53	41,243	2.69	42,840	2.72	42,567
Total	$222	3.92%	$2,592	3.97%	$42,207	2.62%	$45,021	2.71%	$45,038

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $20.9 million and $20.3 million at December 31, 2015 and 2014, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $20.9 million, $20.3 million and $5.2 million at December 31, 2015, 2014 and 2013, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2015
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$31,318	0.49%	4.75%
Money markets	112,180	0.50%	17.00
Savings	188,392	0.53%	28.56
Time deposits	251,816	1.13%	38.17
Brokered CDs	30,337	0.62%	4.60
Total interest-bearing deposits	614,043	0.77%
Non-interest bearing demand deposits	45,656		6.92
Total deposits	$659,699		100.00%

	2014
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$27,771	0.50%	4.35%
Money markets	101,090	0.55%	15.85
Savings	210,380	0.59%	32.98
Time deposits	255,372	1.08%	40.04
Brokered CDs	6,785	0.72%	1.06
Total interest-bearing deposits	601,398	0.79%
Non-interest bearing demand deposits	36,493		5.72
Total deposits	$637,891		100.00%

	2013
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$23,635	0.54%	3.82%
Money markets	85,542	0.66%	13.81
Savings	232,635	0.68%	37.56
Time deposits	234,822	1.11%	37.91
Brokered CDs	12,000	1.19%	1.94
Total interest-bearing deposits	588,634	0.85%
Non-interest bearing demand deposits	30,714		4.96
Total deposits	$619,348		100.00%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$31,146
Three through twelve months	80,122
Over twelve months	38,190
Total	$149,458

Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. Borrowings from the FHLB outstanding during 2015, 2014, and 2013, had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2015	2014	2013
	(Amounts in thousands, except rates)
Amount outstanding at year end	$98,053	$62,755	$68,683
Weighted average interest rates at year end	1.45%	1.33%	1.38%
Maximum outstanding at any month end	$98,053	$64,139	$68,683
Average outstanding	$80,729	$62,800	$42,307
Weighted average interest rate during the year	1.32%	1.33%	1.80%

Subsidiary Activities

The largest subsidiary of the Company is the Bank. The Bank has a subsidiary, Parke Capital Markets, a corporation, which was formed in 2001 to generate fee income from capital markets financing activities, which include term financings. 44 Business Capital LLC ("44BC") was formed in 2009 for the purpose of originating and servicing Small Business Administration (SBA) loans. The Bank has a 51% ownership interest. On October 27, 2015, 44 Business Capital LLC entered into a Purchase and Assumption Agreement (the "Agreement") with Berkshire Hills Bancorp, Inc. and its wholly owned banking subsidiary, Berkshire Bank, to sell the assets of 44BC and certain related assets held by the Bank.

Personnel

At December 31, 2015, the Bank had 65 full-time and 19 part-time employees.

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

Source of Strength Doctrine. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act. Under the BHC Act and the Federal Reserve Board’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHC Act and (2) any BHC Act activity the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve Board has determined to be so closely related to the business of banking as to be a proper incident thereto.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements” and “Recent Amendments to Regulatory Capital Requirements.”  The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements.  As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. The assessment base is the institution’s average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the assessment rate is 14, 23 and 35 basis points, respectively. An institution’s assessment rate may be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.
The FDIC has proposed to amend its assessment regulations for established banks (generally, an institution that has been federally insured for at least five years as of the last day of any quarter for which it is being assessed) with less than $10 billion in assets to replace the current risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The proposed rules would not become effective until the designated reserve ratio of the Deposit Insurance Fund reaches 1.15% and would remain in effect until the designated reserve ratio reaches 2.0%. The proposed regulations would set a maximum rate that banks rated CAMELS 1 or 2 could be charged and a minimum rate that CAMELS 3, 4 and 5 banks would be charged. Under the proposal, the FDIC would use a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets. In addition, assessments would take into consideration core deposits to total assets, one-year asset growth and a loan mix index. The loan mix index would measure the extent to which a bank’s total assets include higher risk loans. To calculate the loan mix index, each category of loan in the bank’s portfolio (other than credit card loans) would be divided by the bank’s total assets to determine the percentage of assets represented by that loan category. Each percentage would then be multiplied by that loan category’s historical weighted average industry-wide charge-off rate. The sum of these numbers would determine the loan mix index value for that bank. The FDIC proposal is intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions. Most institutions are expected to see lower premiums. A companion proposal would assess banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.60% of insured deposits on an annualized basis in 2015. These assessments will continue until the FICO bonds mature in 2017.
Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the capital adequacy requirements were substantially revised to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”. The final rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement.
Under the FDIC’s revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.
In addition to higher capital requirements, the new capital rules will require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.
In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

At December 31, 2015, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Volcker Rule. On July 21, 2015, banking entities, which include insured depository institutions, their holding companies and affiliates of either, became subject to regulations implementing the so-called Volcker Rule of the Dodd-Frank Act, which prohibits proprietary trading for the entity’s own account in certain financial instruments, including securities, derivatives, futures and options but excluding loans, physical commodities and foreign exchange and currency. Under the rules adopted by the federal financial regulatory agencies, the purchase or sale of a financial instrument that has been held for less than 60 days is presumed to be proprietary trading for the purpose of short-term resale or benefiting from short-term price movements or for another prohibited purpose unless the banking organization can demonstrate a contrary purpose. Purchases and sales of financial instruments pursuant to repurchase and reverse repurchase agreements or securities lending agreements, however, are excluded from the definition of proprietary trading. Also excluded from the definition of proprietary trading are purchases and sales of financial instruments where the bank is acting solely as agent for a customer, as trustee for a pension or deferred compensation plan or in connection with the collection of debts previously contracted. Purchases and sales of highly liquid securities that are not reasonably expected to result in short-term trading gains and in an amount consistent with near-term funding needs are excluded from proprietary trading if conducted pursuant to a documented liquidity management plan. Certain proprietary trading activities are permitted if conducted in connection with underwriting or market-making activities or risk-mitigating hedging activities. Proprietary trading is also permitted in U.S. government, agency and government sponsored-enterprise securities and obligations of states and political subdivisions and the FDIC but not in derivatives of the foregoing.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2015, net property and equipment totaled approximately $4.6 million.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2015 Annual Report is incorporated herein by reference.

(b)	Not applicable.

Treasury Stock: The Company, in 2015, announced Plans to purchase up to 500,000 shares of its own stock. The following table outlines these purchases.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

January 1 through 31, 2015
February 1 through 28, 2015	31,000	$11.36	31,000
March 1 through 31, 2015
April 1 through 30, 2015
May 1 through 31, 2015
June 1 through 30, 2015
July 1 through 31, 2015
August 1 through 31, 2015
September 1 through 30, 2015	28,990	12.47	28,990
October 1 through 31, 2015	1,800	12.38	1,800
November 1 through 30, 2015	4,970	12.46	4,970
December 1 through 31, 2015	2,694	12.54	2,694

Total	69,454	$11.98	69,454	430,546

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2015 Annual Report is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2015 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2015 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by shareholders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2005 Equity incentive plan	18,519	$10.26	—
2015 Equity incentive plan	—	$—	500,000
Total	18,519	$10.26	500,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

	•	Management’s Report on Internal Controls

	•	Report of Independent Registered Public Accounting Firm

	•	Consolidated Balance Sheets as of December 31, 2015 and 2014

	•	Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014

	•	Consolidated Statements of Equity for the Years Ended December 31, 2015 and 2014

	•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

	•	Notes to Consolidated Financial Statements

2	Schedules omitted as they are not applicable.

3	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (3)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)

10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (4)
10.2	Change in Control Agreement Between Bancorp, Bank and Elizabeth Milavsky, Paul Palmieri and David Middlebrook (4)
10.3	Supplemental Executive Retirement Plan (1)
10.4	1999 Stock Option Plan (1)
10.5	2002 Stock Option Plan (1)
10.6	2003 Stock Option Plan (1)
10.7	2005 Stock Option Plan (5)
10.8	2015 Equity Incentive Plan (6)
10.9	SERP Agreement with Elizabeth A. Milavsky (7)
10.10	SERP Agreement with John F. Hawkins (7)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2015
21	Subsidiaries of the Registrant
23	Consent of RSM US LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2009.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2007.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2015 (333-208051).

(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 18, 2016	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2016.

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