Form 10-Q
period 2016-03-31
PARKE BANCORP, INC.
filed 2016-05-16
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016.
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

Yes [  ]                No [X]

As of May 16, 2016, there were issued and outstanding 6,220,962 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2016

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from financial institutions	$3,701	$3,131
Federal funds sold and cash equivalents	23,242	24,298
Total cash and cash equivalents	26,943	27,429
Investment securities available for sale, at fair value	41,788	42,567
Investment securities held to maturity (fair value of $2,477 at March 31, 2016 and $2,471 at December 31, 2015)	2,192	2,181
Total investment securities	43,980	44,748
Loans held for sale	2,068	2,640
Loans, net of unearned income	802,552	758,501
Less: Allowance for loan losses	(16,819)	(16,136)
Net loans	785,733	742,365
Accrued interest receivable	3,172	3,012
Premises and equipment, net	4,639	4,591
Other real estate owned (OREO)	16,123	16,629
Restricted stock, at cost	5,014	4,789
Bank owned life insurance (BOLI)	23,999	23,822
Deferred tax asset	10,678	10,928
Other assets	4,380	4,171
Total Assets	$926,729	$885,124
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$50,562	$52,773
Interest-bearing deposits	652,401	612,437
Total deposits	702,963	665,210
FHLBNY borrowings	89,650	84,650
Subordinated debentures	13,403	13,403
Accrued interest payable	473	494
Other liabilities	5,466	9,160
Total liabilities	811,955	772,917
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at March 31, 2016 and December 31, 2015	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 6,501,610 shares at March 31, 2016 and December 31, 2015	650	650
Additional paid-in capital	53,995	53,984
Retained earnings	42,387	40,582
Accumulated other comprehensive income (loss)	210	(165)
Treasury stock, 280,648 shares at March 31, 2016 and 280,354 shares at December 31, 2015, at cost	(3,015)	(3,011)
Total shareholders’ equity	114,227	112,040
Noncontrolling interest in consolidated subsidiaries	547	167
Total equity	114,774	112,207
Total liabilities and equity	$926,729	$885,124
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands except share data)
Interest income:
Interest and fees on loans	$9,963	$9,139
Interest and dividends on investments	356	246
Interest on federal funds sold and cash equivalents	23	15
Total interest income	10,342	9,400
Interest expense:
Interest on deposits	1,255	1,131
Interest on borrowings	334	213
Total interest expense	1,589	1,344
Net interest income	8,753	8,056
Provision for loan losses	700	840
Net interest income after provision for loan losses	8,053	7,216
Noninterest income:
Gain on sale of SBA loans	1,432	557
Loan fees	347	316
Net income from BOLI	177	87
Service fees on deposit accounts	74	70
Loss on sale and write-down of real estate owned	(967)	(169)
Other	112	400
Total noninterest income	1,175	1,261
Noninterest expense:
Compensation and benefits	2,085	1,990
Professional services	457	509
Occupancy and equipment	332	325
Data processing	133	139
FDIC insurance	176	165
OREO expense	329	486
Other operating expense	1,182	736
Total noninterest expense	4,694	4,350
Income before income tax expense	4,534	4,127
Income tax expense	1,546	1,521
Net income attributable to Company and noncontrolling interest	2,988	2,606
Net income attributable to noncontrolling interest	(380)	(106)
Net income attributable to Company	2,608	2,500
Preferred stock dividend and discount accretion	300	300
Net income available to common shareholders	$2,308	$2,200
Earnings per common share:
Basic	$0.37	$0.37
Diluted	$0.32	$0.31
Weighted average shares outstanding:
Basic	6,220,978	6,010,792
Diluted	8,126,909	7,939,684
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Net income attributable to Company	$2,608	$2,500
Unrealized gains on securities:
Non-credit related unrealized gains on securities with OTTI	—	26
Unrealized gains on securities without OTTI	623	9
Tax impact	(248)	(15)
Total unrealized gains on securities	375	20
Total comprehensive income	$2,983	$2,520
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2015	$20,000	6,501,610	$650	$53,984	$40,582	$(165)	$(3,011)	$112,040	$167	$112,207
Net income					2,608			2,608	380	2,988
Other comprehensive (loss) income						375		375		375
Purchase of treasury stock							(4)	(4)		(4)
Stock compensation				11				11		11
Dividend on preferred stock					(300)			(300)		(300)
Dividend on common stock					(503)			(503)		(503)
Balance, March 31, 2016	$20,000	6,501,610	$650	$53,995	$42,387	$210	$(3,015)	$114,227	$547	$114,774
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2016	2015
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$2,988	$2,606
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	78	79
Provision for loan losses	700	840
Bank owned life insurance	(177)	(87)
Gain on sale of SBA loans	(1,432)	(557)
SBA loans originated for sale	(11,405)	(3,018)
Proceeds from sale of SBA loans originated for sale	13,409	5,602
Gain on sale & write down of OREO	967	169
Net accretion of purchase premiums and discounts on securities	(29)	(680)
Deferred income tax benefit	—	(8)
Stock Compensation	11	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(392)	(2,143)
Decrease in accrued interest payable and other accrued liabilities	(3,715)	(980)
Net cash provided by operating activities	1,003	1,823
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	(19,976)
Purchases of restricted stock	(225)	(920)
Proceeds from maturities and principal payments on mortgage backed securities	1,380	1,050
Proceeds from sale of OREO	76	751
Capital improvements on OREO	(26)	(242)
Net increase in loans	(44,579)	(9,862)
Purchases of bank premises and equipment	(126)	(19)
Net cash used in investing activities	(43,500)	(29,218)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(738)	(300)
Purchase of treasury stock	(4)	(351)
Minority interest capital withdrawal, net	—	(122)
Proceeds from exercise of stock options and warrants	—	387
Net increase in FHLBNY and short term borrowings	5,000	20,455
Net (decrease) increase in noninterest-bearing deposits	(2,211)	3,072
Net increase in interest-bearing deposits	39,964	7,799
Net cash provided by financing activities	42,011	30,940
Net (decrease) increase in cash and cash equivalents	(486)	3,545
Cash and Cash Equivalents, January 1,	27,429	36,238
Cash and Cash Equivalents, March 31,	$26,943	$39,783
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$1,610	$1,347
Income taxes	$1,100	$2,500
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$511	$2,263
Dividends accrued during the period	$803	$735
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2016 and 2015 are unaudited. The balance sheet as of December 31, 2015, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (the ASU). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 17, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments.

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; that is, for a calendar year-end public entity, the changes take effect beginning January 1, 2019. The Company is currently evaluating the impact of these amendments.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2016 and December 31, 2015:

As of March 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$23	$—	$—	$1,023
Residential mortgage-backed securities	39,411	720	56	—	40,075
Collateralized mortgage obligations	221	7	—	—	228
Collateralized debt obligations	806	—	—	344	462
Total available for sale	$41,438	$750	$56	$344	$41,788

Held to maturity:
States and political subdivisions	$2,192	$285	$—	$—	$2,477

As of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$31	$—	$—	$1,031
Residential mortgage-backed securities	40,788	451	418	—	40,821
Collateralized mortgage obligations	246	7	—	—	253
Collateralized debt obligations	806	—	—	344	462
Total available for sale	$42,840	$489	$418	$344	$42,567

Held to maturity:
States and political subdivisions	$2,181	$290	$—	$—	$2,471

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2016 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,306	985
Residential mortgage-backed securities and collateralized mortgage obligations	39,632	40,303
Total available for sale	$41,438	$41,788

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,216	1,291
Due after ten years	976	1,186
Total held to maturity	$2,192	$2,477

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

Securities with a carrying value of $15.5 million and $15.0 million were pledged to secure public deposits at March 31, 2016 and December 31, 2015, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015:

As of March 31, 2016	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$31	$—	$21,131	$56	$21,162	$56
Total available for sale	$31	$—	$21,131	$56	$21,162	$56

As of December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$19,191	$343	$3,221	$75	$22,412	$418
Total available for sale	$19,191	$343	$3,221	$75	$22,412	$418

The unrealized losses on the Company’s investment in mortgage-backed securities relates to eight securities at March 31, 2016 versus three securities at December 31, 2015. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be OTTI at March 31, 2016.

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

The credit loss component of credit-impaired debt securities was $171,000. This impairment was taken in a prior year and no OTTI was realized in the current year.

The Company did not sell any securities during the quarter ended March 31, 2016.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$23,050	2.9%	$27,140	3.6%
Real Estate Construction:
Residential	5,555	0.7	7,750	1.0
Commercial	56,025	7.0	45,245	6.0
Real Estate Mortgage:
Commercial – Owner Occupied	158,839	19.8	172,040	22.7
Commercial – Non-owner Occupied	263,278	32.8	256,471	33.8
Residential – 1 to 4 Family	239,346	29.8	213,266	28.1
Residential – Multifamily	38,002	4.7	18,113	2.4
Consumer	18,457	2.3	18,476	2.4
Total Loans	$802,552	100.0%	$758,501	100.0%

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

Commercial and Industrial Loans: The Company originates secured loans for business purposes. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by means of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. The Company’s general policy is to obtain personal guarantees from the principals of the commercial loan borrowers. Such loans are made to businesses located in the Company’s market area.

Construction Loans: With respect to construction loans to developers and builders that are secured by non-owner occupied properties, loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are also generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Real Estate: Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. Commercial real estate loans may be riskier than loans for one-to-four family residences and are typically larger in dollar size. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. The repayment of these loans is generally largely dependent on the successful operation and management of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Consumer Loans: Consumer loans may carry a higher degree of repayment risk than residential mortgage loans. Repayment is typically dependent upon the borrower’s financial stability which is more likely to be adversely affected by job loss, illness, or personal bankruptcy. To monitor and manage consumer loan risk, policies and procedures have been developed and modified as needed. This activity, coupled with the relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. Historically the Company’s losses on consumer loans have been negligible.

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

An age analysis of past due loans by class at March 31, 2016 and December 31, 2015 follows:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$553	$553	$22,497	$23,050
Real Estate Construction:
Residential	—	—	—	—	5,555	5,555
Commercial	—	—	5,203	5,203	50,822	56,025
Real Estate Mortgage:
Commercial – Owner Occupied	622	—	1,265	1,887	156,952	158,839
Commercial – Non-owner Occupied	—	—	4,032	4,032	259,246	263,278
Residential – 1 to 4 Family	227	—	2,928	3,155	236,191	239,346
Residential – Multifamily	—	355	—	355	37,647	38,002
Consumer	—	32	—	32	18,425	18,457
Total Loans	$849	$387	$13,981	$15,217	$787,335	$802,552

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$740	$740	$26,400	$27,140
Real Estate Construction:
Residential	—	—	—	—	7,750	7,750
Commercial	—	—	5,204	5,204	40,041	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	812	—	358	1,170	170,870	172,040
Commercial – Non-owner Occupied	—	—	4,002	4,002	252,469	256,471
Residential – 1 to 4 Family	—	—	3,255	3,255	210,011	213,266
Residential – Multifamily	357	—	—	357	17,756	18,113
Consumer	31	32	—	63	18,413	18,476
Total Loans	$1,200	$32	$13,559	$14,791	$743,710	$758,501

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

Impaired loans at March 31, 2016 and December 31, 2015 are set forth in the following tables:

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$530	$1,783	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,420	1,517	—
Real Estate Mortgage:
Commercial – Owner Occupied	1,031	1,031	—
Commercial – Non-owner Occupied	3,413	3,658	—
Residential – 1 to 4 Family	1,536	1,592	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,930	9,581	—
With an allowance recorded:
Commercial and Industrial	458	460	38
Real Estate Construction:
Residential	—	—	—
Commercial	5,684	8,407	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	3,942	3,971	290
Commercial – Non-owner Occupied	21,551	22,991	464
Residential – 1 to 4 Family	2,406	3,180	686
Residential – Multifamily	355	355	5
Consumer	—	—	—
	34,396	39,364	2,632
Total:
Commercial and Industrial	988	2,243	38
Real Estate Construction:
Residential	—	—	—
Commercial	7,104	9,924	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,973	5,002	290
Commercial – Non-owner Occupied	24,964	26,649	464
Residential – 1 to 4 Family	3,942	4,772	686
Residential – Multifamily	355	355	5
Consumer	—	—	—
	$42,326	$48,945	$2,632

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$680	$1,934	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,420	1,517	—
Real Estate Mortgage:
Commercial – Owner Occupied	358	358	—
Commercial – Non-owner Occupied	1,281	1,281	—
Residential – 1 to 4 Family	1,858	1,910	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,597	7,000	—
With an allowance recorded:
Commercial and Industrial	503	504	67
Real Estate Construction:
Residential	—	—	—
Commercial	5,696	8,420	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,341	4,370	73
Commercial – Non-owner Occupied	23,303	24,988	486
Residential – 1 to 4 Family	2,426	3,200	709
Residential – Multifamily	356	356	5
Consumer	—	—	—
	36,625	41,838	2,489
Total:
Commercial and Industrial	1,183	2,438	67
Real Estate Construction:
Residential	—	—	—
Commercial	7,116	9,937	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,699	4,728	73
Commercial – Non-owner Occupied	24,584	26,269	486
Residential – 1 to 4 Family	4,284	5,110	709
Residential – Multifamily	356	356	5
Consumer	—	—	—
	$42,222	$48,838	$2,489

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$1,086	$12	$4,187	$26
Real Estate Construction:
Residential	—	—	—	—
Commercial	7,111	22	13,175	72
Real Estate Mortgage:
Commercial – Owner Occupied	4,836	57	6,268	55
Commercial – Non-owner Occupied	24,774	243	28,162	229
Residential – 1 to 4 Family	4,113	28	8,918	54
Residential – Multifamily	356	4	363	6
Consumer	—	—	93	—
Total	$42,276	$366	$61,166	$442

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

Performing TDRs (not reported as non-accrual loans) totaled $28.3 million and $28.7 million with related allowances of $474,000 and $530,000 as of March 31, 2016 and December 31, 2015, respectively. Nonperforming TDRs remained the same at $3.5 million with related allowances of $603,000 as of March 31, 2016 and December 31, 2015, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the three month periods ended March 31, 2016 and 2015. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the three month period ended March 31, 2016 and 2015.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2016 and December 31, 2015 is as follows:

At March 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$21,622	$822	$606	$—	$23,050
Real Estate Construction:
Residential	5,555	—	—	—	5,555
Commercial	34,176	16,645	5,204	—	56,025
Real Estate Mortgage:
Commercial – Owner Occupied	152,739	4,147	1,953	—	158,839
Commercial – Non-owner Occupied	250,029	6,412	6,837	—	263,278
Residential – 1 to 4 Family	234,341	504	4,501	—	239,346
Residential – Multifamily	37,647	—	355	—	38,002
Consumer	18,456	—	1	—	18,457
Total	$754,565	$28,530	$19,457	$—	$802,552

At December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$25,658	$688	$794	$—	$27,140
Real Estate Construction:
Residential	7,750	—	—	—	7,750
Commercial	24,210	15,831	5,204	—	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	163,765	7,225	1,050	—	172,040
Commercial – Non-owner Occupied	242,607	7,044	6,820	—	256,471
Residential – 1 to 4 Family	207,911	515	4,840	—	213,266
Residential – Multifamily	17,757	—	356	—	18,113
Consumer	18,475	—	1	—	18,476
Total	$708,133	$31,303	$19,065	$—	$758,501

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2016 and 2015 is as follows:

Allowance for Loan Losses:	For the three months ended March 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$952	$(36)	$—	$(16)	$900
Real Estate Construction:
Residential	247	—	—	(67)	180
Commercial	2,501	—	—	330	2,831
Real Estate Mortgage:
Commercial – Owner Occupied	3,267	—	—	(42)	3,225
Commercial – Non-owner Occupied	3,838	—	—	106	3,944
Residential – 1 to 4 Family	4,802	—	19	275	5,096
Residential – Multifamily	254	—	—	127	381
Consumer	275	—	—	(13)	262
Total	$16,136	$(36)	$19	$700	$16,819

Allowance for Loan Losses:	For the three months ended March 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,679	$—	$19	$171	$1,869
Real Estate Construction:
Residential	316	(238)	—	108	186
Commercial	3,015	(2,380)	—	983	1,618
Real Estate Mortgage:
Commercial – Owner Occupied	3,296	—	10	38	3,344
Commercial – Non-owner Occupied	4,962	(381)	398	(398)	4,581
Residential – 1 to 4 Family	4,156	(128)	—	17	4,045
Residential – Multifamily	357	—	—	(78)	279
Consumer	262	—	—	(1)	261
Unallocated	—	—	—	—	—
Total	$18,043	$(3,127)	$427	$840	$16,183

Allowance for Loan Losses, at March 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$38	$862	$900
Real Estate Construction:
Residential	—	180	180
Commercial	1,149	1,682	2,831
Real Estate Mortgage:
Commercial – Owner Occupied	290	2,935	3,225
Commercial – Non-owner Occupied	464	3,480	3,944
Residential – 1 to 4 Family	686	4,410	5,096
Residential – Multifamily	5	376	381
Consumer	—	262	262
Total	$2,632	$14,187	$16,819

Allowance for Loan Losses, at December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$67	$885	$952
Real Estate Construction:
Residential	—	247	247
Commercial	1,149	1,352	2,501
Real Estate Mortgage:
Commercial – Owner Occupied	73	3,194	3,267
Commercial – Non-owner Occupied	486	3,352	3,838
Residential – 1 to 4 Family	709	4,093	4,802
Residential – Multifamily	5	249	254
Consumer	—	275	275
Total	$2,489	$13,647	$16,136

Loans, at March 31, 2016:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$988	$22,062	$23,050
Real Estate Construction:
Residential	—	5,555	5,555
Commercial	7,104	48,921	56,025
Real Estate Mortgage:
Commercial – Owner Occupied	4,973	153,866	158,839
Commercial – Non-owner Occupied	24,964	238,314	263,278
Residential – 1 to 4 Family	3,942	235,404	239,346
Residential – Multifamily	355	37,647	38,002
Consumer	—	18,457	18,457
Total	$42,326	$760,226	$802,552

Loans, at December 31, 2015:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,183	$25,957	$27,140
Real Estate Construction:
Residential	—	7,750	7,750
Commercial	7,116	38,129	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	4,699	167,341	172,040
Commercial – Non-owner Occupied	24,584	231,887	256,471
Residential – 1 to 4 Family	4,284	208,982	213,266
Residential – Multifamily	356	17,757	18,113
Consumer	—	18,476	18,476
Total	$42,222	$716,279	$758,501

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

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$137,888	16.83%	$65,548	8%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$127,565	15.57%	$49,161	6%	N/A	N/A

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$94,565	11.54%	$36,871	4.5%	N/A	N/A

Tier 1 Capital (to Average Assets)	$127,565	14.15%	$36,074	4%	N/A	N/A

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$135,258	17.24%	$62,777	8%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$125,371	15.98%	$47,083	6%	N/A	N/A

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$92,371	11.77%	$35,312	4.5%	N/A	N/A

Tier 1 Capital (to Average Assets)	$125,371	14.69%	$34,133	4%	N/A	N/A

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$137,090	16.73%	$65,548	8%	$81,934	10%

Tier 1 Capital (to Risk Weighted Assets)	$126,767	15.47%	$49,161	6%	$65,548	8%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$126,767	15.47%	$36,870	4.5%	$53,257	6.5%

Tier 1 Capital (to Average Assets)	$126,767	14.06%	$36,074	4%	$45,092	5%

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$134,415	17.13%	$62,777	8%	$78,471	10%

Tier 1 Capital (to Risk Weighted Assets)	$124,528	15.87%	$47,082	6%	$62,777	8%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$124,528	15.87%	$35,312	4.5%	51,006	6.5%

Tier 1 Capital (to Average Assets)	$124,528	14.59%	$34,133	4%	$42,666	5%

NOTE 7. OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(344)	$(344)
Unrealized gains on securities without OTTI	694	71
Tax impact	(140)	108
Other comprehensive income (loss)	$210	$(165)

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

Investment Securities Available for Sale:

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuation services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities, and Collateralized Dept Obligations, ("TruPS").

Securities in Level 3 include thinly-traded collateralized debt obligations. With the assistance of competent third-party valuation specialists, the Company utilized the following methodology to determine the fair value:

Cash flows were developed based on the estimated speeds at which the TruPS are expected to prepay (a range of 1% to 2%), the estimated rates at which the TruPS are expected to defer payments, the estimated rates at which the TruPS are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default of 95%. TruPS generally allow for prepayment by the issuer without a prepayment penalty any time after five years. Due to the lack of new TruPS and the relatively poor conditions of the financial institution industry, a relatively modest rate of prepayment was assumed going forward. Estimates for the Constant Default Rate (“CDR”) are based on the payment characteristics of the TruPS themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the TruPS issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received Troubled Asset Relief Program, ("TARP") funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate. The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 4.0% to 9.59%).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of March 31, 2016
Corporate debt obligations	$—	$1,023	$—	$1,023
Residential mortgage-backed securities	—	40,075	—	40,075
Collateralized mortgage-backed securities	—	228	—	228
Collateralized debt obligations	—	—	462	462
Total	$—	$41,326	$462	$41,788
As of December 31, 2015
Corporate debt obligations	$—	$1,031	$—	$1,031
Residential mortgage-backed securities	—	40,821	—	40,821
Collateralized mortgage-backed securities	—	253	—	253
Collateralized debt obligations	—	—	462	462
Total	$—	$42,105	$462	$42,567

For the three months ended March 31, 2016, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31,:

	Securities Available for Sale
	March 31, 2016	March 31, 2015

	(amounts in thousands)
Beginning balance at January 1,	$462	$349
Total net gains included in:
Net gain	—	—
Other comprehensive income	—	26
Settlements	—	—
Net transfers into Level 3	—	—
Ending balance	$462	$375

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2016
Collateral dependent impaired loans	$—	$—	$20,427	$20,427
OREO	—	—	16,123	16,123
As of December 31, 2015
Collateral dependent impaired loans	$—	$—	$20,066	$20,066
OREO	—	—	16,629	16,629

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $20.4 million and $20.1 million at March 31, 2016 and December 31, 2015 respectively, with a valuation allowance of $2.3 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2016 and December 31, 2015:

	Level in Fair Value Hierarchy	March 31, 2016		December 31, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$26,943	$26,943	$27,429	$27,429
Investment securities AFS	(1)	41,788	41,788	42,567	42,467
Investment securities HTM	Level 2	2,192	2,477	2,181	2,471
Restricted stock	Level 2	5,014	5,014	4,789	4,789
Loans held for sale	Level 2	2,068	2,068	2,640	2,640
Loans, net	(2)	785,733	796,915	742,365	743,604
Accrued interest receivable	Level 2	3,172	3,172	3,012	3,012
Financial Liabilities:
Demand and savings deposits	Level 2	$371,094	$371,094	$384,726	$384,726
Time deposits	Level 2	331,869	333,412	280,484	282,080
Borrowings	Level 2	103,053	102,246	98,053	95,492
Accrued interest payable	Level 2	473	473	494	494

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
	(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$2,308	$2,200
Average common shares outstanding	6,220,978	6,010,792
Basic earnings per common share	$0.37	$0.37
Diluted earnings per common share
Net income available to common shareholders	$2,308	$2,200
Dividend on Preferred Series B	300	300
Average common shares outstanding	6,220,978	6,010,792
Dilutive potential common shares	1,905,931	1,928,892
Total diluted average common shares outstanding	8,126,909	7,939,684
Diluted earnings per common share	$0.32	$0.31

On March 22, 2016 the Company declared a quarterly cash dividend of $0.08 per share to common shareholders of record as of April 15, 2016 and payable on April 29, 2016.

NOTE 10. SUBSEQUENT EVENTS

On April, 19, 2016, the Company declared a 10% common stock dividend. The stock dividend is payable on May 18, 2016, to stockholders of record as of May 4, 2016.

On April 29, 2016, Parke Bank and its majority-owned subsidiary, 44 Business Capital, LLC ("44BC") completed the sale transaction of the assets of 44BC and certain related assets held by the Bank to Berkshire Bank ("Berkshire"). Under the transaction, Berkshire has purchased the assets of 44BC. In addition, Berkshire has purchased the SBA loan portfolio, totaling $42.6 million, and related servicing rights held by Parke Bank. The pre-tax gain to Parke Bank will total approximately $9.3 million.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

At March 31, 2016, the Company’s total assets increased to $926.7 million from $885.1 million at December 31, 2015, an increase of $41.6 million or 4.7%.

Cash and cash equivalents decreased $486,000 to $26.9 million at March 31, 2016 from $27.4 million at December 31, 2015, a decrease of 1.8%.

Total investment securities decreased to $44.0 million at March 31, 2016, from $44.7 million at December 31, 2015, a decrease of $768,000 or 1.7%.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2016, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $802.6 million at March 31, 2016 from $758.5 million at December 31, 2015, an increase of $44.1 million or 5.8%. The increase during the quarter is attributable to strong growth in Commercial Real Estate loans.

Delinquent loans totaled $15.2 million or 1.9% of total loans at March 31, 2016, an increase of $426,000 from December 31, 2015. Delinquent loan balances by number of days delinquent at March 31, 2016 were: 30 to 89 days --- $1.2 million; 90 days and greater not accruing interest --- $14.0 million.

At March 31, 2016 , the Company had $14.0 million in nonaccrual loans or 1.7% of total loans, an increase from $13.6 million or 1.8% of total loans at December 31, 2015. The three largest nonperforming loan relationships are a $3.8 million land development loan, a $1.9 million commercial real estate loan and a $1.3 million land development loan.

The composition of nonaccrual loans as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(amounts in thousands except ratios)
Commercial and Industrial	$553	$740
Real Estate Construction:
Residential	—	—
Commercial	5,203	5,204
Real Estate Mortgage:
Commercial – Owner Occupied	1,265	358
Commercial – Non-owner Occupied	4,032	4,002
Residential – 1 to 4 Family	2,928	3,255
Residential – Multifamily	—	—
Consumer	—	—
Total	$13,981	$13,559
Nonperforming loans to total loans	1.7%	1.8%

At March 31, 2016, the allowance for loan losses was $16.8 million, as compared to $16.1 million at December 31, 2015. The ratio of allowance for loan losses to total loans was 2.1% at both March 31, 2016 and December 31, 2015. Continued improvements in the credit quality of the loan portfolio has kept this ratio flat for the past two quarters. The ratio of allowance for loan losses to non-performing loans increased to 120.3% at March 31, 2016, compared to 119.0% at December 31, 2015. During the three month period ended March 31, 2016, the Company charged off $36,000 in loans, and recovered $19,000, compared to $3.1 million in loans charged off in the three months ended March 31, 2015, and $428,000 in recoveries. Specific allowances for loan losses have been established in the amount of $2.6 million on impaired loans totaling $42.3 million at March 31, 2016, as compared to $2.5 million on impaired loans totaling $42.2 million at December 31, 2015. We have provided for all losses that are both probable and reasonably estimable at March 31, 2016 and December 31, 2015. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at March 31, 2016 was $16.1 million, compared to $16.6 million at December 31, 2015 with the largest property being a condominium development valued at $5.5 million.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2016	2015
	(amounts in thousands)
Balance at beginning of period	$16,629	$20,931
Real estate acquired in settlement of loans	511	2,263
Sales of real estate	(76)	(751)
Gain on sale of real estate	13	31
Write-down of real estate carrying values	(1,026)	(200)
Capitalized improvements to real estate	72	242
Balance at end of period	$16,123	$22,516

At March 31, 2016, the Bank’s total deposits increased to $703.0 million from $665.2 million at December 31, 2015, an increase of $37.8 million or 5.7%. During the quarter the Company closed on a  Brokered CD transaction totaling $24.0 million. In addition the Company ran a 13 month CD special.

Total borrowings increased to $89.7 million at March 31, 2016 from $84.7 million at December 31, 2015 an increase of $5.0 million or 5.9%. The funds were used to partially fund growth in the loan portfolio.

Total shareholders’ equity increased to $114.2 million at March 31, 2016 from $112.0 million at December 31, 2015, an increase of $2.2 million or 2.0%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General: Net income available to common shareholders for the three months ended March 31, 2016 was $2.3 million and for the three months ended March 31, 2015 was $2.2 million.

Interest Income: Interest income increased by $900,000, or 1.7%, to $10.3 million for the three months ended March 31, 2016, from $9.4 million for the three months ended March 31, 2015. The increase was attributable to an increase in the average outstanding loan balances, offset by lower yield on loans. Average loans for the three month period ended March 31, 2016 were $783.9 million compared to $716.5 million for the same period last year. The average yield on loans was 5.11% for the three months ended March 31, 2016 compared to 5.17% for the same period in 2015.

Interest Expense: Interest expense increased $300,000 to $1.6 million for the three months ended March 31, 2016, from $1.3 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase in average borrowings. Average borrowings for the three month period ended March 31, 2016 were $101.5 million, compared to $65.8 million for the same period last year. The average rate paid on borrowings for the three month period ended March 31, 2016 was 1.32%, compared to 1.31% for the same period last year. Average interest bearing deposits for the three month period ended March 31, 2016 were $631.4 million compared to $603.8 million for the same period last year. The average rate paid on deposits for the three month period ended March 31, 2016 was 0.80% compared to 0.76% for the same period last year.

Net Interest Income: Net interest income increased $700,000 to $8.8 million for the three months ended March 31, 2016, as compared to $8.1 million for the same period last year. We experienced a larger increase in the average loans outstanding than we did in our average deposits outstandings. This situation allowed us to increase out net interest income. Our net interest rate spread was 4.03% for the three months ended March 31, 2016, as compared to 4.08% for the same period last year. Our net interest margin decreased 4 basis points to 4.15% for the three months ended March 31, 2016, from 4.19% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $700,000 for the three months ended March 31, 2016, compared to $840,000 for the same period last year. The decrease was primarily due to the improved quality in the loan portfolio and the establishment of specific reserves on impaired loans.

Non-interest Income: Non-interest income was $1.2 million for the three months ended March 31, 2016, compared to $1.3 million for the same period last year. The decrease was primarily attributable to a $967,000 write down and loss on sale of OREO and off-set by a combined $867,000 increase in gain on sale of SBA loans and BOLI income.

Non-interest Expense: Non-interest expense increased $300,000 to $4.7 million for the three months ended March 31, 2016, from $4.4 million for the three months ended March 31, 2015. The increase was primarily due to a $230,000 increase in business development expenses and $32,000 in other insurance expense.

Income Taxes: The Company recorded income tax expense of $1.5 million on income before taxes of $4.5 million for the three months ended March 31, 2016, resulting in an effective tax rate of 34.1%, compared to income tax expense of $1.5 million on income before taxes of $4.1 million for the same period of 2015, resulting in an effective tax rate of 36.9%. The decrease in the effective rate is due to the increase in our Non-controlling interest net income of $380,000 for the quarter ending March 31, 2016 versus income of $106,000 for the same period in 2015. Non-controlling interest net income reduces the Bank's taxable income which would reduce the effective tax rate.

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$783,941	$9,963	5.11%	$716,505	$9,139	5.17%
Investment securities	44,524	356	3.22%	34,256	246	2.91%
Federal funds sold and cash equivalents	19,979	23	0.46%	28,411	15	0.21%
Total interest-earning assets	848,444	$10,342	4.90%	779,172	$9,400	4.89%
Other assets	70,425			59,987
Allowance for loan losses	(16,489)			(18,158)
Total assets	$902,380			$821,001
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,343	$38	0.49%	$30,385	$37	0.49%
Money markets	117,324	145	0.50%	104,855	130	0.50%
Savings	173,366	230	0.53%	196,730	259	0.53%
Time deposits	269,488	770	1.15%	249,041	676	1.10%
Brokered certificates of deposit	39,900	72	0.73%	22,758	29	0.52%
Total interest-bearing deposits	631,421	1,255	0.80%	603,769	1,131	0.76%
Borrowings	101,515	334	1.32%	65,780	213	1.31%
Total interest-bearing liabilities	732,936	1,589	0.87%	669,549	1,344	0.81%
Non-interest bearing deposits	49,896			41,298
Other liabilities	4,911			5,777
Total non-interest bearing liabilities	54,807			47,075
Shareholders’ equity	114,637			104,377
Total liabilities and shareholders’ equity	$902,380			$821,001
Net interest income		$8,753			$8,056
Interest rate spread			4.03%			4.08%
Net interest margin			4.15%			4.19%

Critical Accounting Policies

In the preparation of our consolidated financial statements, management has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. The significant accounting policies are described below.

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

Management reviews the level of the allowance monthly. Although management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Department, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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
Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 114.2%% and 114.0% at March 31, 2016 and December 31, 2015, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2016. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2016, the Company maintained lines of credit with the FHLB of $130.0 million, of which $89.7 million was outstanding at March 31, 2016.

As of March 31, 2016, the Company's investment securities portfolio included $40.1 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

Capital: On January 1, 2015, new capital rules, approved by the Federal Reserve Board and other federal banking agencies, became effective for the Company’s subsidiary Parke Bank. Under the new capital rules, Parke Bank, as a non-advanced approaches banking organization, had the option to exclude the effects of certain AOCI items from the equity calculation. Parke Bank did exercise the one-time irrevocable option to exclude these certain components of AOCI from the equity calculation.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At March 31, 2016, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Jan 1 through Jan 31, 2016	294	$12.61	60,284	439,716
Feb 1 through Feb 29, 2016	—	$—	—	439,716
Mar 1 through Mar 31, 2016	—	$—	—	439,716
Total	294	$12.61	60,284	439,716

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

PARKE BANCORP, INC.

Date:	May 16, 2016	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2016	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)