Form 10-Q
period 2016-06-30
PARKE BANCORP, INC.
filed 2016-08-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016.
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

Yes [  ]                No [X]

As of August 15, 2016, there were issued and outstanding 6,843,059 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2016

INDEX

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from financial institutions	$3,648	$3,131
Federal funds sold and cash equivalents	48,985	24,298
Total cash and cash equivalents	52,633	27,429
Investment securities available for sale, at fair value	40,140	42,567
Investment securities held to maturity (fair value of $2,535 at June 30, 2016 and $2,471 at December 31, 2015)	2,202	2,181
Total investment securities	42,342	44,748
Loans held for sale	—	2,640
Loans, net of unearned income	783,388	758,501
Less: Allowance for loan losses	(14,165)	(16,136)
Net loans	769,223	742,365
Accrued interest receivable	2,877	3,012
Premises and equipment, net	4,829	4,591
Other real estate owned (OREO)	12,815	16,629
Restricted stock, at cost	4,208	4,789
Bank owned life insurance (BOLI)	24,180	23,822
Deferred tax asset	10,593	10,928
Other assets	790	4,171
Total Assets	$924,490	$885,124
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$47,301	$52,773
Interest-bearing deposits	665,494	612,437
Total deposits	712,795	665,210
FHLBNY borrowings	69,650	84,650
Subordinated debentures	13,403	13,403
Accrued interest payable	597	494
Other liabilities	5,876	9,160
Total liabilities	802,321	772,917
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at June 30, 2016 and December 31, 2015	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 7,127,581 shares at June 30, 2016 and 6,501,610 at December 31, 2015	713	650
Additional paid-in capital	62,076	53,984
Retained earnings	42,063	40,582
Accumulated other comprehensive income (loss)	337	(165)
Treasury stock, 284,522 shares at June 30, 2016 and 280,354 shares at December 31, 2015, at cost	(3,015)	(3,011)
Total shareholders’ equity	122,174	112,040
Noncontrolling interest in consolidated subsidiaries	(5)	167
Total equity	122,169	112,207
Total liabilities and equity	$924,490	$885,124
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands except share data)		(in thousands except share data)
Interest income:
Interest and fees on loans	$10,100	$9,567	$20,062	$18,705
Interest and dividends on investments	316	339	672	585
Interest on federal funds sold and cash equivalents	55	27	78	42
Total interest income	10,471	9,933	20,812	19,332
Interest expense:
Interest on deposits	1,375	1,198	2,630	2,329
Interest on borrowings	339	276	673	489
Total interest expense	1,714	1,474	3,303	2,818
Net interest income	8,757	8,459	17,509	16,514
Provision for loan losses	(638)	750	62	1,590
Net interest income after provision for loan losses	9,395	7,709	17,447	14,924
Noninterest income:
Gain on sale of SBA loans	372	1,200	1,803	1,757
Loan fees	159	341	506	655
Net income from BOLI	182	89	359	176
Service fees on deposit accounts	69	66	143	136
Loss on sale and write-down of real estate owned	(75)	(954)	(1,042)	(1,123)
Gain on sale of SBA related assets	7,611	—	7,611	—
Other	152	112	263	510
Total noninterest income	8,470	854	9,643	2,111
Noninterest expense:
Compensation and benefits	1,781	1,920	3,865	3,909
Professional services	369	364	825	873
Occupancy and equipment	311	306	643	629
Data processing	131	111	263	250
FDIC insurance	174	169	349	334
OREO expense	270	425	598	911
Other operating expense	955	963	2,138	1,699
Total noninterest expense	3,991	4,258	8,681	8,605
Income before income tax expense	13,874	4,305	18,409	8,430
Income tax expense	5,154	1,387	6,700	2,908
Net income attributable to Company and noncontrolling interest	8,720	2,918	11,709	5,522
Net income attributable to noncontrolling interest	(72)	(395)	(452)	(501)
Net income attributable to Company	8,648	2,523	11,257	5,021
Preferred stock dividend and discount accretion	300	300	600	600
Net income available to common shareholders	$8,348	$2,223	$10,657	$4,421
Earnings per common share:
Basic	$1.22	$0.33	$1.56	$0.67
Diluted	$0.97	$0.29	$1.26	$0.57
Weighted average shares outstanding:
Basic	6,843,059	6,638,075	6,843,067	6,625,045
Diluted	8,960,501	8,753,081	8,956,376	8,734,523
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income attributable to Company	$8,648	$2,523	$11,257	$5,021
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	9	—	9	26
Unrealized gains (losses) on securities without OTTI	203	(544)	826	(536)
Tax impact	(85)	218	(333)	203
Total unrealized gains (losses) on securities	127	(326)	502	(307)
Total comprehensive income	$8,775	$2,197	$11,759	$4,714
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2015	$20,000	6,501,610	$650	$53,984	$40,582	$(165)	$(3,011)	$112,040	$167	$112,207
Capital withdraws by non-controlling interest									(624)	(624)
Net income					11,257			11,257	452	11,709
Other comprehensive income						502		502		502
Stock compensation				30			(4)	26		26
Stock dividend 10%		625,971	63	8,062	(8,125)			—		—
Dividend on preferred stock					(600)			(600)		(600)
Dividend on common stock					(1,051)			(1,051)		(1,051)
Balance, June 30, 2016	$20,000	7,127,581	$713	$62,076	$42,063	$337	$(3,015)	$122,174	$(5)	$122,169
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2016	2015
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$11,709	$5,522
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	154	157
Provision for loan losses	62	1,590
Bank owned life insurance	(359)	(176)
Gain on sale of SBA related assets	(7,611)	—
Gain on sale of SBA loans	(1,803)	(1,757)
SBA loans originated for sale	(14,041)	(13,653)
Proceeds from sale of SBA loans originated for sale	18,039	17,280
Gain on sale & write down of OREO	1,042	1,123
Net accretion of purchase premiums and discounts on securities	36	(659)
Deferred income tax benefit	334	(233)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	3,518	(466)
Decrease in accrued interest payable and other accrued liabilities	(3,181)	(2,119)
Net cash provided by operating activities	7,899	6,609
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	(19,976)
Redemptions (purchases) of restricted stock	581	(967)
Proceeds from maturities and principal payments on mortgage backed securities	3,205	2,877
Proceeds from sale of SBA related assets	50,348	—
Proceeds from sale of OREO	3,398	2,639
Capital improvements on OREO	(37)	(292)
Net increase in loans	(70,246)	(21,864)
Purchases of bank premises and equipment	(392)	(192)
Net cash used in investing activities	(13,143)	(37,775)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(1,539)	(1,261)
Purchase of treasury stock	(4)	(351)
Minority interest capital withdrawal, net	(624)	(403)
Proceeds from exercise of stock options and warrants	—	1,163
Stock compensation	30	—
Net (decrease) increase in FHLBNY and short term borrowings	(15,000)	20,408
Net (decrease) increase in noninterest-bearing deposits	(5,472)	2,429
Net increase in interest-bearing deposits	53,057	22,318
Net cash provided by financing activities	30,448	44,303
Net increase in cash and cash equivalents	25,204	13,137
Cash and Cash Equivalents, January 1,	27,429	36,238
Cash and Cash Equivalents, June 30,	$52,633	$49,375
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$3,201	$2,756
Income taxes	$4,321	$2,904
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$589	$2,291
Dividends accrued during the period	$847	$665
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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank. Also included are the accounts of 44 Business Capital LLC, a joint venture formed in 2009 to originate and service SBA loans. The assets of 44 Business Capital were sold on April 28, 2016. The Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the six months ended June 30, 2016 and 2015 are unaudited. The balance sheet as of December 31, 2015, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:

During June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments Credit Losses. ASU 2016-13 (Topic 326) replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at -amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.
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

During March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. ASU No. 2016-09(Topic 718) eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.
During May 2014, the FASB issued Accounting Standards No. 2014-09, Revenue from Contracts with Customers. ASU No.2014-09 (Topic 606) supersedes the revenue recognition requirements in Accounting Standards Codification Topic 606, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. During August 2015, the FASB provided a one-year deferral of the effective date; therefore, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance. Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2016 and December 31, 2015:

As of June 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$17	$—	$—	$1,017
Residential mortgage-backed securities	37,593	887	16	—	38,464
Collateralized mortgage obligations	195	9	—	—	204
Collateralized debt obligations	790	—	—	335	455
Total available for sale	$39,578	$913	$16	$335	$40,140

Held to maturity:
States and political subdivisions	$2,202	$333	$—	$—	$2,535

As of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$31	$—	$—	$1,031
Residential mortgage-backed securities	40,788	451	418	—	40,821
Collateralized mortgage obligations	246	7	—	—	253
Collateralized debt obligations	806	—	—	344	462
Total available for sale	$42,840	$489	$418	$344	$42,567

Held to maturity:
States and political subdivisions	$2,181	$290	$—	$—	$2,471

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2016 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,290	972
Residential mortgage-backed securities and collateralized mortgage obligations	37,789	38,668
Total available for sale	$39,579	$40,140

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,214	1,283
Due after ten years	988	1,252
Total held to maturity	$2,202	$2,535

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

Securities with a carrying value of $14.8 million and $15.0 million were pledged to secure public deposits at June 30, 2016 and December 31, 2015, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015:

As of June 30, 2016	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$33	$3	$1,247	$13	$1,280	$16
Total available for sale	$33	$3	$1,247	$13	$1,280	$16

As of December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$19,191	$343	$3,221	$75	$22,412	$418
Total available for sale	$19,191	$343	$3,221	$75	$22,412	$418

The unrealized losses on the Company’s investment in mortgage-backed securities relates to four securities at June 30, 2016 versus three securities at December 31, 2015. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the investment in these securities to be OTTI at June 30, 2016.

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

The Company did not sell any securities during the six ended June 30, 2016.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$23,980	3.1%	$27,140	3.6%
Real Estate Construction:
Residential	7,800	1.0	7,750	1.0
Commercial	57,812	7.4	45,245	6.0
Real Estate Mortgage:
Commercial – Owner Occupied	123,152	15.7	172,040	22.7
Commercial – Non-owner Occupied	264,356	33.7	256,471	33.8
Residential – 1 to 4 Family	253,415	32.4	213,266	28.1
Residential – Multifamily	35,318	4.5	18,113	2.4
Consumer	17,555	2.2	18,476	2.4
Total Loans	$783,388	100.0%	$758,501	100.0%

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

An age analysis of past due loans by class at June 30, 2016 and December 31, 2015 follows:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$432	$432	$23,548	$23,980
Real Estate Construction:
Residential	—	—	—	—	7,800	7,800
Commercial	—	—	4,123	4,123	53,689	57,812
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	990	990	122,162	123,152
Commercial – Non-owner Occupied	—	—	3,878	3,878	260,478	264,356
Residential – 1 to 4 Family	568	—	1,760	2,328	251,087	253,415
Residential – Multifamily	—	—	308	308	35,010	35,318
Consumer	24	—	31	55	17,500	17,555
Total Loans	$592	$—	$11,522	$12,114	$771,274	$783,388

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$740	$740	$26,400	$27,140
Real Estate Construction:
Residential	—	—	—	—	7,750	7,750
Commercial	—	—	5,204	5,204	40,041	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	812	—	358	1,170	170,870	172,040
Commercial – Non-owner Occupied	—	—	4,002	4,002	252,469	256,471
Residential – 1 to 4 Family	—	—	3,255	3,255	210,011	213,266
Residential – Multifamily	357	—	—	357	17,756	18,113
Consumer	31	32	—	63	18,413	18,476
Total Loans	$1,200	$32	$13,559	$14,791	$743,710	$758,501

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

Impaired loans at June 30, 2016 and December 31, 2015 are set forth in the following tables:

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$432	$1,686	$—
Real Estate Construction:
Residential	—	—	—
Commercial	4,096	7,899	—
Real Estate Mortgage:
Commercial – Owner Occupied	990	990	—
Commercial – Non-owner Occupied	3,878	5,717	—
Residential – 1 to 4 Family	1,760	1,973	—
Residential – Multifamily	308	354	—
Consumer	31	31	—
	11,495	18,650	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	5,280	5,377	92
Real Estate Mortgage:
Commercial – Owner Occupied	4,079	4,109	70
Commercial – Non-owner Occupied	15,299	15,299	226
Residential – 1 to 4 Family	1,574	1,574	28
Residential – Multifamily	—	—	—
Consumer	—	—	—
	26,232	26,359	416
Total:
Commercial and Industrial	432	1,686	—
Real Estate Construction:
Residential	—	—	—
Commercial	9,376	13,276	92
Real Estate Mortgage:
Commercial – Owner Occupied	5,069	5,099	70
Commercial – Non-owner Occupied	19,177	21,016	226
Residential – 1 to 4 Family	3,334	3,547	28
Residential – Multifamily	308	354	—
Consumer	31	31	—
	$37,727	$45,009	$416

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$680	$1,934	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,420	1,517	—
Real Estate Mortgage:
Commercial – Owner Occupied	358	358	—
Commercial – Non-owner Occupied	1,281	1,281	—
Residential – 1 to 4 Family	1,858	1,910	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,597	7,000	—
With an allowance recorded:
Commercial and Industrial	503	504	67
Real Estate Construction:
Residential	—	—	—
Commercial	5,696	8,420	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,341	4,370	73
Commercial – Non-owner Occupied	23,303	24,988	486
Residential – 1 to 4 Family	2,426	3,200	709
Residential – Multifamily	356	356	5
Consumer	—	—	—
	36,625	41,838	2,489
Total:
Commercial and Industrial	1,183	2,438	67
Real Estate Construction:
Residential	—	—	—
Commercial	7,116	9,937	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,699	4,728	73
Commercial – Non-owner Occupied	24,584	26,269	486
Residential – 1 to 4 Family	4,284	5,110	709
Residential – Multifamily	356	356	5
Consumer	—	—	—
	$42,222	$48,838	$2,489

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$1,691	$—	$4,045	$6
Real Estate Construction:
Residential	—	—	—	—
Commercial	13,302	59	13,008	51
Real Estate Mortgage:
Commercial – Owner Occupied	5,152	44	5,854	50
Commercial – Non-owner Occupied	21,078	191	27,732	267
Residential – 1 to 4 Family	3,645	32	8,943	49
Residential – Multifamily	354	4	361	8
Consumer	31	—	65	—
Total	$45,253	$330	$60,008	$431

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$1,740	$—	$4,239	$38
Real Estate Construction:
Residential	—	—	—	—
Commercial	13,328	118	13,073	123
Real Estate Mortgage:
Commercial – Owner Occupied	6,036	89	5,888	101
Commercial – Non-owner Occupied	21,140	373	27,867	496
Residential – 1 to 4 Family	3,688	65	8,969	103
Residential – Multifamily	355	8	362	14
Consumer	31	1	65	—
Total	$46,318	$654	$60,463	$875

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

Performing TDRs (not reported as non-accrual loans) totaled $26.2 million and $28.7 million with related allowances of $408,760 and $530,000 as of June 30, 2016 and December 31, 2015, respectively. Nonperforming TDRs were $3.2 million with no related allowances as of June 30, 2016 and 603,000 as of December 31, 2015, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the three and six month periods ended June 30, 2016 and 2015. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the three and six month period ended June 30, 2016 and 2015.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2016 and December 31, 2015 is as follows:

At June 30, 2016	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$23,167	$381	$432	$—	$23,980
Real Estate Construction:
Residential	7,800	—	—	—	7,800
Commercial	32,966	20,723	4,123	—	57,812
Real Estate Mortgage:
Commercial – Owner Occupied	118,746	3,416	990	—	123,152
Commercial – Non-owner Occupied	256,064	1,475	6,817	—	264,356
Residential – 1 to 4 Family	249,708	387	3,320	—	253,415
Residential – Multifamily	35,010	—	308	—	35,318
Consumer	17,554	—	1	—	17,555
Total	$741,015	$26,382	$15,991	$—	$783,388

At December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$25,658	$688	$794	$—	$27,140
Real Estate Construction:
Residential	7,750	—	—	—	7,750
Commercial	24,210	15,831	5,204	—	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	163,765	7,225	1,050	—	172,040
Commercial – Non-owner Occupied	242,607	7,044	6,820	—	256,471
Residential – 1 to 4 Family	207,911	515	4,840	—	213,266
Residential – Multifamily	17,757	—	356	—	18,113
Consumer	18,475	—	1	—	18,476
Total	$708,133	$31,303	$19,065	$—	$758,501

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

An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2016 and 2015 is as follows:

Allowance for Loan Losses:	For the three months ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits) *	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$900	$(40)	$1	$9	$870
Real Estate Construction:
Residential	180	—	—	72	252
Commercial	2,831	(1,081)	—	762	2,512
Real Estate Mortgage:
Commercial – Owner Occupied	3,225	—	—	(1,539)	1,686
Commercial – Non-owner Occupied	3,944	(154)	—	133	3,923
Residential – 1 to 4 Family	5,096	(698)	1	(177)	4,222
Residential – Multifamily	381	(45)	—	116	452
Consumer	262	—	—	(14)	248
Total	$16,819	$(2,018)	$2	$(638)	$14,165
* Includes $1,050 in provision for loan losses and $1,688 credit related to the sale of the SBA loan portfolio.

Allowance for Loan Losses:	For the three months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,869	$—	$14	$474	$2,357
Real Estate Construction:
Residential	186	—	—	11	197
Commercial	1,618	—	—	47	1,665
Real Estate Mortgage:
Commercial – Owner Occupied	3,344	—	—	(345)	2,999
Commercial – Non-owner Occupied	4,581	—	—	890	5,471
Residential – 1 to 4 Family	4,045	—	32	(216)	3,861
Residential – Multifamily	279	—	—	(8)	271
Consumer	261	—	—	(103)	158
Total	$16,183	$—	$46	$750	$16,979

Allowance for Loan Losses:	For the six months ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits) *	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$952	$(76)	$1	$(7)	$870
Real Estate Construction:
Residential	247	—	—	5	252
Commercial	2,501	(1,081)	—	1,092	2,512
Real Estate Mortgage:
Commercial – Owner Occupied	3,267	—	—	(1,581)	1,686
Commercial – Non-owner Occupied	3,838	(154)	—	239	3,923
Residential – 1 to 4 Family	4,802	(698)	20	98	4,222
Residential – Multifamily	254	(45)	—	243	452
Consumer	275	—	—	(27)	248
Total	$16,136	$(2,054)	$21	$62	$14,165
* Includes $1,750 in provision for loan losses and $1,688 credit related to the sale of the SBA loan portfolio.

Allowance for Loan Losses:	For the six months ended June 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,679	$—	$32	$646	$2,357
Real Estate Construction:
Residential	316	(238)	—	119	197
Commercial	3,015	(2,380)	—	1,030	1,665
Real Estate Mortgage:
Commercial – Owner Occupied	3,296	—	10	(307)	2,999
Commercial – Non-owner Occupied	4,962	(381)	398	492	5,471
Residential – 1 to 4 Family	4,156	(128)	33	(200)	3,861
Residential – Multifamily	357	—	—	(86)	271
Consumer	262	—	—	(104)	158
Total	$18,043	$(3,127)	$473	$1,590	$16,979

Allowance for Loan Losses, at June 30, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$—	$870	$870
Real Estate Construction:
Residential	—	252	252
Commercial	92	2,420	2,512
Real Estate Mortgage:
Commercial – Owner Occupied	70	1,616	1,686
Commercial – Non-owner Occupied	226	3,697	3,923
Residential – 1 to 4 Family	28	4,194	4,222
Residential – Multifamily	—	452	452
Consumer	—	248	248
Total	$416	$13,749	$14,165

Allowance for Loan Losses, at December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$67	$885	$952
Real Estate Construction:
Residential	—	247	247
Commercial	1,149	1,352	2,501
Real Estate Mortgage:
Commercial – Owner Occupied	73	3,194	3,267
Commercial – Non-owner Occupied	486	3,352	3,838
Residential – 1 to 4 Family	709	4,093	4,802
Residential – Multifamily	5	249	254
Consumer	—	275	275
Total	$2,489	$13,647	$16,136

Loans, at June 30, 2016:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$432	$23,548	$23,980
Real Estate Construction:
Residential	—	7,800	7,800
Commercial	9,376	48,436	57,812
Real Estate Mortgage:
Commercial – Owner Occupied	5,069	118,083	123,152
Commercial – Non-owner Occupied	19,177	245,179	264,356
Residential – 1 to 4 Family	3,334	250,081	253,415
Residential – Multifamily	308	35,010	35,318
Consumer	31	17,524	17,555
Total	$37,727	$745,661	$783,388

Loans, at December 31, 2015:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,183	$25,957	$27,140
Real Estate Construction:
Residential	—	7,750	7,750
Commercial	7,116	38,129	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	4,699	167,341	172,040
Commercial – Non-owner Occupied	24,584	231,887	256,471
Residential – 1 to 4 Family	4,284	208,982	213,266
Residential – Multifamily	356	17,757	18,113
Consumer	—	18,476	18,476
Total	$42,222	$716,279	$758,501

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

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$147,756	18.74%	$63,079	8.0%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$137,847	17.48%	$47,309	6.0%	N/A	N/A

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$104,847	13.30%	$35,482	4.5%	N/A	N/A

Tier 1 Capital (to Average Assets)	$137,847	15.05%	$36,638	4.0%	N/A	N/A

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$135,258	17.24%	$62,777	8.0%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$125,371	15.98%	$47,083	6.0%	N/A	N/A

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$92,371	11.77%	$35,312	4.5%	N/A	N/A

Tier 1 Capital (to Average Assets)	$125,371	14.69%	$34,133	4.0%	N/A	N/A

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$144,155	18.24%	$63,227	8.0%	$79,034	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$134,223	16.98%	$47,420	6.0%	$47,420	6.0%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$134,223	16.98%	$35,565	4.5%	$47,420	6.0%

Tier 1 Capital (to Average Assets)	$134,223	14.65%	$36,638	4.0%	$45,797	5.0%

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$134,415	17.13%	$62,777	8.0%	$78,471	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$124,528	15.87%	$47,082	6.0%	$62,777	8.0%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$124,528	15.87%	$35,312	4.5%	51,006	6.5%

Tier 1 Capital (to Average Assets)	$124,528	14.59%	$34,133	4.0%	$42,666	5.0%

NOTE 7. OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(335)	$(344)
Unrealized gains on securities without OTTI	897	71
Tax impact	(225)	108
Other comprehensive income (loss)	$337	$(165)

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

Investment Securities Available for Sale:

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities, and Collateralized Debt Obligations, ("TruPS").

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of June 30, 2016
Corporate debt obligations	$—	$1,017	$—	$1,017
Residential mortgage-backed securities	—	38,464	—	38,464
Collateralized mortgage-backed securities	—	204	—	204
Collateralized debt obligations	—	—	455	455
Total	$—	$39,685	$455	$40,140
As of December 31, 2015
Corporate debt obligations	$—	$1,031	$—	$1,031
Residential mortgage-backed securities	—	40,821	—	40,821
Collateralized mortgage-backed securities	—	253	—	253
Collateralized debt obligations	—	—	462	462
Total	$—	$42,105	$462	$42,567

For the six months ended June 30, 2016, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30,:

	Securities Available for Sale
	June 30, 2016	June 30, 2015

	(amounts in thousands)
Beginning balance at January 1,	$462	$349
Total net gains included in:
Other comprehensive income	(7)	26
Ending balance	$455	$375

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2016
Collateral dependent impaired loans	$—	$—	$16,397	$16,397
OREO	—	—	12,815	12,815
As of December 31, 2015
Collateral dependent impaired loans	$—	$—	$20,066	$20,066
OREO	—	—	16,629	16,629

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $16.4 million and $20.1 million at June 30, 2016 and December 31, 2015 respectively, with a valuation allowance of $79,000 and $2.1 million at June 30, 2016 and December 31, 2015, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2016 and December 31, 2015:

	Level in Fair Value Hierarchy	June 30, 2016		December 31, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$52,633	$52,633	$27,429	$27,429
Investment securities AFS	(1)	40,140	40,140	42,567	42,467
Investment securities HTM	Level 2	2,202	2,535	2,181	2,471
Restricted stock	Level 2	4,208	4,208	4,789	4,789
Loans held for sale	Level 2	—	—	2,640	2,640
Loans, net	(2)	769,223	787,025	742,365	743,604
Accrued interest receivable	Level 2	2,877	2,877	3,012	3,012
Financial Liabilities:
Demand and savings deposits	Level 2	$375,420	$375,420	$384,726	$384,726
Time deposits	Level 2	337,375	338,944	280,484	282,080
Borrowings	Level 2	83,053	83,123	98,053	95,492
Accrued interest payable	Level 2	597	597	494	494

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six month periods ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$8,348	$2,223	$10,657	$4,421
Average common shares outstanding	6,843,059	6,638,075	6,843,067	6,625,045
Basic earnings per common share	$1.22	$0.33	$1.56	$0.67
Diluted earnings per common share
Net income available to common shareholders	$8,348	$2,223	$10,657	$4,421
Dividend on Preferred Series B	300	300	600	600
Average common shares outstanding	6,843,059	6,638,075	6,843,067	6,625,045
Dilutive potential common shares	2,117,442	2,115,006	2,113,309	2,109,478
Total diluted average common shares outstanding	8,960,501	8,753,081	8,956,376	8,734,523
Diluted earnings per common share	$0.97	$0.29	$1.26	$0.57

On June 22, 2016 the Company declared a quarterly cash dividend of $0.08 per share to common shareholders of record as of July 15, 2016 and payable on July 29, 2016.

NOTE 10. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2016 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

At June 30, 2016, the Company’s total assets increased to $924.5 million from $885.1 million at December 31, 2015, an increase of $39.4 million or 4.5%.

Cash and cash equivalents increased $25.2 million to $52.6 million at June 30, 2016 from $27.4 million at December 31, 2015, a increase of 91.9%. The increase was due to the sale of the Bank's SBA assets as discussed under operating results.

Total investment securities decreased to $42.3 million at June 30, 2016, from $44.7 million at December 31, 2015, a decrease of $2.4 million or 5.4%. The decrease was due to the normal pay downs of mortgage backed securities.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the six months ended June 30, 2016, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $783.4 million at June 30, 2016 from $758.5 million at December 31, 2015, an increase of $24.9 million or 3.3%. The increase during the quarter is attributable to an increase in Commercial Real Estate loans. During the quarter the Bank sold its SBA loan portfolio totaling $42.6 million ( see operating results discussion).

Delinquent loans totaled $12.1 million or 1.5% of total loans at June 30, 2016, an decrease of $2.7 million from December 31, 2015. Delinquent loan balances by number of days delinquent at June 30, 2016 were: 30 to 89 days --- $592,000; 90 days and greater not accruing interest --- $11.5 million.

At June 30, 2016 , the Bank had $11.5 million in nonaccrual loans or 1.5% of total loans, a decrease from $13.6 million or 1.8% of total loans at December 31, 2015. The three largest nonperforming loan relationships are a $2.7 million land development loan, a $1.9 million commercial real estate loan and a $1.3 million land development loan.

The composition of nonaccrual loans as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(amounts in thousands except ratios)
Commercial and Industrial	$432	$740
Real Estate Construction:
Residential	—	—
Commercial	4,123	5,204
Real Estate Mortgage:
Commercial – Owner Occupied	990	358
Commercial – Non-owner Occupied	3,878	4,002
Residential – 1 to 4 Family	1,760	3,255
Residential – Multifamily	308	—
Consumer	31	—
Total	$11,522	$13,559
Nonperforming loans to total loans	1.5%	1.8%

At June 30, 2016, the allowance for loan losses was $14.2 million, as compared to $16.1 million at December 31, 2015. The ratio of allowance for loan losses to total loans was 1.8% at June 30, 2016 and 2.1% at December 31, 2015. Continued improvements in the credit quality of the loan portfolio has lowered this ratio since the last quarter. The ratio of allowance for loan losses to non-performing loans increased to 122.9% at June 30, 2016, compared to 119.0% at December 31, 2015. During the six month period ended June 30, 2016, the Company charged off $2.1 million in loans, and recovered $21,000, compared to no loans charged off in the six months ended June 30, 2015, and $473,000 in recoveries. Specific allowances for loan losses have been established in the amount of $416,000 on impaired loans totaling $37.7 million at June 30, 2016, as compared to $2.5 million on impaired loans totaling $42.2 million at December 31, 2015. We have provided for all losses that are both probable and reasonably estimable at June 30, 2016 and December 31, 2015. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at June 30, 2016 was $12.8 million, compared to $16.6 million at December 31, 2015 with the largest property being a condominium development valued at $4.9 million.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2016	2015
	(amounts in thousands)
Balance at beginning of period	$16,629	$20,931
Real estate acquired in settlement of loans	589	2,291
Sales of real estate	(3,398)	(2,639)
Gain on sale of real estate	138	(242)
Write-down of real estate carrying values	(1,180)	(881)
Capitalized improvements to real estate	37	292
Balance at end of period	$12,815	$19,752

At June 30, 2016, the Bank’s total deposits increased to $712.8 million from $665.2 million at December 31, 2015, an increase of $47.6 million or 7.2%. During the first six months of the year the Company closed on a  Brokered CD transaction totaling $24.0 million. In addition the Company ran a 13 month CD special.

Total borrowings decreased to $69.7 million at June 30, 2016 from $84.7 million at December 31, 2015 a decrease of $15.0 million or 17.7%. Funds from the sale of the Bank's SBA assets were used to pay down borrowings.

Total shareholders’ equity increased to $122.2 million at June 30, 2016 from $112.0 million at December 31, 2015, an increase of $10.2 million or 9.1%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General: Net income available to common shareholders for the three months ended June 30, 2016 was $8.3 million and for the three months ended June 30, 2015 was $2.2 million. On April 29, 2016, the Bank and its majority-owned subsidiary, 44 Business Capital, LLC ("44BC") completed the sale transaction of the assets of 44BC and certain related assets held by the Bank to Berkshire Bank ("Berkshire"). Under the transaction, Berkshire purchased the assets of 44BC. In addition, Berkshire purchased the Banks’ SBA loan portfolio, totaling $42.6 million, and related servicing rights held by the Bank. The pre-tax gain to the Bank was approximately $9.3 million, which includes the $7.6 million gain on sale of SBA related assets and relief of $1.7 million of related allowance for loan losses.

Interest Income: Interest income increased by $538,000, or 5.42%, to $10.5 million for the three months ended June 30, 2016, from $9.9 million for the three months ended June 30, 2015. The increase was attributable to an increase in the average outstanding loan balances, offset by lower yield on loans. Average loans for the three month period ended June 30, 2016 were $786.8 million compared to $722.6 million for the same period last year. The average yield on loans was 5.16% for the three months ended June 30, 2016 compared to 5.31% for the same period in 2015.

Interest Expense: Interest expense increased $240,000 to $1.7 million for the three months ended June 30, 2016, from $1.5 million for the three months ended June 30, 2015. The increase was primarily attributable to an increase in average borrowings. Average borrowings for the three month period ended June 30, 2016 were $89.2 million, compared to $83.2 million for the same period last year. The average rate paid on borrowings for the three month period ended June 30, 2016 was 1.53%, compared to 1.33% for the same period last year. Average interest bearing deposits for the three month period ended June 30, 2016 were $667.0 million compared to $621.6 million for the same period last year. The average rate paid on deposits for the three month period ended June 30, 2016 was 0.83% compared to 0.77% for the same period last year.

Net Interest Income: Net interest income increased $298,000 to $8.8 million for the three months ended June 30, 2016, as compared to $8.5 million for the same period last year. We experienced a larger increase in the average loans outstanding than we did in our average deposits outstandings. This situation allowed us to increase out net interest income. Our net interest rate spread was 3.85% for the three months ended June 30, 2016, as compared to 4.02% for the same period last year. Our net interest margin decreased 15 basis points to 3.99% for the three months ended June 30, 2016, from 4.14% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $(0.6) million for the three months ended June 30, 2016, compared to $750,000 for the same period last year. The decrease was primarily due to higher loan volume.

Non-interest Income: Non-interest income was $8.5 million for the three months ended June 30, 2016, compared to $854,000 for the same period last year. The increase was primarily attributable to the $7.6 million gain on the sale of our SBA assets discussed above.

Non-interest Expense: Non-interest expense decreased $267,000 to $4.0 million for the three months ended June 30, 2016, from $4.3 million for the three months ended June 30, 2015. The decrease was primarily due to a $139,000 decrease in salary expense, due to the sale of our SBA business and $155,000 in OREO expense due to the drop in overall OREO values. The reduction in OREO value resulted in decreased real estate taxes and general maintenance of the properties owned.

Income Taxes: The Company recorded income tax expense of $5.2 million on income before taxes of $13.9 million for the three months ended June 30, 2016, resulting in an effective tax rate of 37.1%, compared to income tax expense of $1.4 million on income before taxes of $4.3 million for the same period of 2015, resulting in an effective tax rate of 32.2%. The increase in the effective rate is due to using an annualized tax rate versus using a monthly tax rate. The increase in our tax expense is due to the gain on sale of our SBA business of $7.6 million.

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$786,800	$10,100	5.16%	$722,639	$9,567	5.31%
Investment securities	47,613	316	2.67%	53,156	339	2.56%
Federal funds sold and cash equivalents	49,311	55	0.45%	44,500	27	0.24%
Total interest-earning assets	883,724	$10,471	4.77%	820,295	$9,933	4.86%
Other assets	62,964			58,380
Allowance for loan losses	(15,907)			(16,738)
Total assets	$930,781			$861,937
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,610	$38	0.48%	$31,193	$38	0.49%
Money markets	119,427	150	0.51%	112,202	139	0.50%
Savings	173,799	229	0.53%	189,827	253	0.53%
Time deposits	289,160	847	1.18%	254,602	714	1.12%
Brokered certificates of deposit	52,970	111	0.84%	33,758	54	0.64%
Total interest-bearing deposits	666,966	1,375	0.83%	621,582	1,198	0.77%
Borrowings	89,207	339	1.53%	83,179	276	1.33%
Total interest-bearing liabilities	756,173	1,714	0.91%	704,761	1,474	0.84%
Non-interest bearing deposits	48,890			45,545
Other liabilities	5,437			4,920
Total non-interest bearing liabilities	54,327			50,465
Shareholders’ equity	120,281			106,711
Total liabilities and shareholders’ equity	$930,781			$861,937
Net interest income		$8,757			$8,459
Interest rate spread			3.85%			4.02%
Net interest margin			3.99%			4.14%

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General: Net income available to common shareholders for the six months ended June 30, 2016 was $10.7 million and for the six months ended June 30, 2015 was $4.4 million. On April 29, 2016, the Bank and its majority-owned subsidiary, 44 Business Capital, LLC ("44BC") completed the sale transaction of the assets of 44BC and certain related assets held by the Bank to Berkshire Bank ("Berkshire"). Under the transaction, Berkshire purchased the assets of 44BC. In addition, Berkshire purchased the Banks’ SBA loan portfolio, totaling $42.6 million, and related servicing rights held by the Bank. The pre-tax gain to the Bank was approximately $9.3 million, which includes the $7.6 million gain on sale of SBA related assets and relief of $1.7 million of related allowance for loan losses.

Interest Income: Interest income increased by $1.5 million, or 7.66%, to $20.8 million for the six months ended June 30, 2016, from $19.3 million for the six months ended June 30, 2015. The increase was attributable to an increase in the average outstanding loan balances, offset by lower yield on loans. Average loans for the six month period ended June 30, 2016 were $783.7 million compared to $718.1 million for the same period last year. The average yield on loans was 5.15% for the six months ended June 30, 2016 compared to 5.25% for the same period in 2015.

Interest Expense: Interest expense increased $485,000 to $3.3 million for the six months ended June 30, 2016, from $2.8 million for the six months ended June 30, 2015. The increase was primarily attributable to an increase in average interest bearing deposits and to a lesser extent, an increase in average borrowings. Average interest bearing deposits for the six month period ended June 30, 2016 were $649.2 million compared to $612.7 million for the same period last year. The average rate paid on deposits for the six month period ended June 30, 2016 was 0.81% compared to 0.77% for the same period last year. Average borrowings for the six month period ended June 30, 2016 were $95.4 million, compared to $74.5 million for the same period last year. The average rate paid on borrowings for the six month period ended June 30, 2016 was 1.42%, compared to 1.32% for the same period last year.

Net Interest Income: Net interest income increased $1.0 million to $17.5 million for the six months ended June 30, 2016, as compared to $16.5 million for the same period last year. We experienced a larger increase in the average loans outstanding than we did in our average deposits out standings. This situation allowed us to increase our net interest income. Our net interest rate spread was 3.93% for the six months ended June 30, 2016, as compared to 4.06% for the same period last year. Our net interest margin decreased 11 basis points to 4.06% for the six months ended June 30, 2016, from 4.17% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $0.1 million for the six months ended June 30, 2016, compared to $1.6 million for the same period last year. The decrease was primarily due to higher loan volume.

Non-interest Income: Non-interest income was $9.6 million for the six months ended June 30, 2016, compared to $2.1 million for the same period last year. The increase was primarily attributable to the $7.6 million gain on sale of our SBA assets discussed above.

Non-interest Expense: Non-interest expense increased by $100,000 to $8.7 million for the six months ended June 30, 2016, from $8.6 million for the six months ended June 30, 2015. The increase was primarily due to a $400,000 increase in other operating expenses and offset by a decrease of $300,000 in OREO expenses.

Income Taxes: The Company recorded income tax expense of $6.7 million on income before taxes of $18.4 million for the six months ended June 30, 2016, resulting in an effective tax rate of 36.4%, compared to income tax expense of $2.9 million on income before taxes of $8.4 million for the same period of 2015, resulting in an effective tax rate of 34.5%. The increase in the effective rate is due to using an annualized tax rate versus using a monthly tax rate. The increase in our tax expense is due to the gain on sale of our SBA business of $7.6 million.

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$783,741	$20,062	5.15%	$718,058	$18,705	5.25%
Investment securities	48,541	672	2.78%	43,758	585	2.70%
Federal funds sold and cash equivalents	34,561	78	0.45%	36,500	42	0.23%
Total interest-earning assets	866,843	$20,812	4.83%	798,316	$19,332	4.88%
Other assets	65,935			60,710
Allowance for loan losses	(16,198)			(17,444)
Total assets	$916,580			$841,582
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,476	$76	0.49%	$30,791	$75	0.49%
Money markets	118,375	296	0.50%	108,549	269	0.50%
Savings	173,583	459	0.53%	193,259	511	0.53%
Time deposits	279,324	1,617	1.16%	251,837	1,391	1.11%
Brokered certificates of deposit	46,435	182	0.79%	28,289	83	0.59%
Total interest-bearing deposits	649,193	2,630	0.81%	612,725	2,329	0.77%
Borrowings	95,361	673	1.42%	74,528	489	1.32%
Total interest-bearing liabilities	744,554	3,303	0.89%	687,253	2,818	0.83%
Non-interest bearing deposits	49,393			43,433
Other liabilities	5,174			5,346
Total non-interest bearing liabilities	54,567			48,779
Shareholders’ equity	117,459			105,550
Total liabilities and shareholders’ equity	$916,580			$841,582
Net interest income		$17,509			$16,514
Interest rate spread			3.93%			4.06%
Net interest margin			4.06%			4.17%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 109.9% and 114.0% at June 30, 2016 and December 31, 2015, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended June 30, 2016. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2016, the Company maintained lines of credit with the FHLB of $150.0 million, of which $69.7 million was outstanding at June 30, 2016.

As of June 30, 2016, the Company's investment securities portfolio included $38.5 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At June 30, 2016, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and ParkeBanks President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. The Parke Parties have filed a motion to dismiss all of the claims asserted against the Parke Parties on the grounds that, among other things, the claims asserted were addressed in prior litigation between the parties, including foreclosure actions, resolved in favor of the Parke Parties.

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

There were no securities purchased during the three months ending June 30, 2016.

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

PARKE BANCORP, INC.

Date:	August 15, 2016	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2016	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)