Form 10-Q
period 2016-09-30
PARKE BANCORP, INC.
filed 2016-11-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016.
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

Yes [  ]                No [X]

As of November 14, 2016, there were issued and outstanding 6,843,064 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2016

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

SIGNATURES

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from financial institutions	$3,025	$3,131
Federal funds sold and cash equivalents	49,122	24,298
Total cash and cash equivalents	52,147	27,429
Investment securities available for sale, at fair value	37,880	42,567
Investment securities held to maturity (fair value of $2,515 at September 30, 2016 and $2,471 at December 31, 2015)	2,213	2,181
Total investment securities	40,093	44,748
Loans held for sale	—	2,640
Loans, net of unearned income	817,403	758,501
Less: Allowance for loan losses	(14,874)	(16,136)
Net loans	802,529	742,365
Accrued interest receivable	2,904	3,012
Premises and equipment, net	5,035	4,591
Other real estate owned (OREO)	10,635	16,629
Restricted stock, at cost	4,208	4,789
Bank owned life insurance (BOLI)	24,364	23,822
Deferred tax asset	10,606	10,928
Other assets	2,077	4,171
Total Assets	$954,598	$885,124
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$79,682	$52,773
Interest-bearing deposits	660,194	612,437
Total deposits	739,876	665,210
FHLBNY borrowings	69,650	84,650
Subordinated debentures	13,403	13,403
Accrued interest payable	581	494
Other liabilities	5,891	9,160
Total liabilities	829,401	772,917
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Issued: 20,000 shares at September 30, 2016 and December 31, 2015	20,000	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 6,843,159 shares at September 30, 2016 and 6,501,610 at December 31, 2015	713	650
Additional paid-in capital	62,094	53,984
Retained earnings	45,092	40,582
Accumulated other comprehensive income (loss)	318	(165)
Treasury stock, 284,522 shares at September 30, 2016 and 280,354 shares at December 31, 2015, at cost	(3,015)	(3,011)
Total shareholders’ equity	125,202	112,040
Noncontrolling interest in consolidated subsidiaries	(5)	167
Total equity	125,197	112,207
Total liabilities and equity	$954,598	$885,124
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands except share data)		(in thousands except share data)
Interest income:
Interest and fees on loans	$10,012	$9,532	$30,074	$28,238
Interest and dividends on investments	293	365	966	950
Interest on federal funds sold and cash equivalents	66	21	144	63
Total interest income	10,371	9,918	31,184	29,251
Interest expense:
Interest on deposits	1,370	1,219	4,001	3,548
Interest on borrowings	327	282	1,001	771
Total interest expense	1,697	1,501	5,002	4,319
Net interest income	8,674	8,417	26,182	24,932
Provision for loan losses	700	1,450	762	3,040
Net interest income after provision for loan losses	7,974	6,967	25,420	21,892
Noninterest income:
Gain on sale of SBA loans	—	1,527	1,803	3,284
Loan fees	70	399	576	1,052
Gain on Bank Owned Life Insurance	184	90	542	267
Service fees on deposit accounts	87	73	231	209
Loss on sale and write-down of real estate owned	(718)	(173)	(1,760)	(1,296)
Gain on sale of SBA related assets	—	—	7,611	—
Other	507	136	771	645
Total noninterest income	130	2,052	9,774	4,161
Noninterest expense:
Compensation and benefits	1,687	1,872	5,552	5,781
Professional services	386	395	1,212	1,269
Occupancy and equipment	315	318	958	946
Data processing	236	134	499	384
FDIC insurance	148	173	497	507
OREO expense	249	450	848	1,361
Other operating expense	1,156	1,019	3,292	2,718
Total noninterest expense	4,177	4,361	12,858	12,966
Income before income tax expense	3,927	4,658	22,336	13,087
Income tax expense	51	1,730	6,751	4,638
Net income attributable to Company and noncontrolling interest	3,876	2,928	15,585	8,449
Net income attributable to noncontrolling interest	—	(498)	(452)	(999)
Net income attributable to Company	3,876	2,430	15,133	7,450
Preferred stock dividend and discount accretion	300	300	900	900
Net income available to common shareholders	$3,576	$2,130	$14,233	$6,550
Earnings per common share:
Basic	$0.52	$0.32	$2.08	$0.98
Diluted	$0.43	$0.28	$1.69	$0.87
Weighted average shares outstanding:
Basic	6,843,059	6,740,665	6,843,064	6,664,009
Diluted	8,967,972	8,651,581	8,960,040	8,572,858
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income attributable to Company	$3,876	$2,430	$15,133	$7,450
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	15	—	24	26
Unrealized (losses) gains on securities without OTTI	(47)	337	780	(199)
Tax impact	12	(135)	(321)	68
Total unrealized gains (losses) on securities	(20)	202	483	(105)
Total comprehensive income	$3,856	$2,632	$15,616	$7,345
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2015	$20,000	6,501,610	$650	$53,984	$40,582	$(165)	$(3,011)	$112,040	$167	$112,207
Capital withdrawal by non-controlling interest									(624)	(624)
Net income					15,133			15,133	452	15,585
Other comprehensive income						483		483		483
Stock compensation				48			(4)	44		44
Stock dividend 10%		625,971	63	8,062	(8,125)			—		—
Dividend on preferred stock					(900)			(900)		(900)
Dividend on common stock					(1,598)			(1,598)		(1,598)
Balance, September 30, 2016	$20,000	7,127,581	$713	$62,094	$45,092	$318	$(3,015)	$125,202	$(5)	$125,197
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2016	2015
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$15,585	$8,449
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	181	239
Provision for loan losses	762	3,040
Gain on Bank owned life insurance	(542)	(267)
Gain on sale of SBA related assets	(7,611)	—
Gain on sale of SBA loans	(1,803)	(3,284)
SBA loans originated for sale	(14,041)	(29,944)
Proceeds from sale of SBA loans originated for sale	18,039	34,136
Loss on sale & write down of OREO	1,760	1,296
Net accretion of purchase premiums and discounts on securities	67	(639)
Deferred income tax benefit	322	(70)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	2,214	(2,585)
Decrease in accrued interest payable and other accrued liabilities	(3,182)	(1,420)
Net cash provided by operating activities	11,751	8,951
Cash Flows from Investing Activities:
Purchases of investment securities available for sale	—	(20,476)
Redemptions (purchases) of restricted stock	581	(1,415)
Proceeds from maturities and principal payments on mortgage backed securities	5,392	4,599
Proceeds from sale of SBA related assets	50,348	—
Donated OREO property	31	—
Proceeds from sale of OREO	4,945	3,936
Capital improvements on OREO	47	(179)
Net increase in loans	(104,452)	(45,320)
Purchases of bank premises and equipment	(625)	(226)
Net cash used in investing activities	(43,733)	(59,081)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(2,386)	(1,927)
Purchase of treasury stock	(4)	(713)
Minority interest capital withdrawal, net	(624)	(778)
Proceeds from exercise of stock options and warrants	—	1,932
Stock compensation	48	—
Net (decrease) increase in FHLBNY and short term borrowings	(15,000)	30,362
Net increase in noninterest-bearing deposits	26,909	3,535
Net increase in interest-bearing deposits	47,757	4,040
Net cash provided by financing activities	56,700	36,451
Net increase (decrease) in cash and cash equivalents	24,718	(13,679)
Cash and Cash Equivalents, January 1,	27,429	36,238
Cash and Cash Equivalents, September 30,	$52,147	$22,559
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$4,916	$2,749
Income taxes	$6,047	$5,994
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$789	$3,518
Dividends accrued during the period	$847	$665
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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank. Also included are the accounts of 44 Business Capital LLC, a joint venture formed in 2009 to originate and service SBA loans. The assets of 44 Business Capital were sold on April 28, 2016. The Bank had a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. All significant inter-company balances and transactions have been eliminated.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the nine months ended September 30, 2016 and 2015 are unaudited. The balance sheet as of December 31, 2015, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:
During August 2016, the FASB issued Accounting Standards Update ASU 2016-15, new guidance related to the Statement of Cash Flows. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, and contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.
On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (the ASU). The ASU's changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 17, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments.
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

During March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. ASU No. 2016-09(Topic 718) eliminates the concept of additional paid in capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.
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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$21	$—	$—	$1,021
Residential mortgage-backed securities	35,412	833	12	—	36,233
Collateralized mortgage obligations	177	8	—	—	185
Collateralized debt obligations	761	—	—	320	441
Total available for sale	$37,350	$862	$12	$320	$37,880

Held to maturity:
States and political subdivisions	$2,213	$302	$—	$—	$2,515

As of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$31	$—	$—	$1,031
Residential mortgage-backed securities	40,788	451	418	—	40,821
Collateralized mortgage obligations	246	7	—	—	253
Collateralized debt obligations	806	—	—	344	462
Total available for sale	$42,840	$489	$418	$344	$42,567

Held to maturity:
States and political subdivisions	$2,181	$290	$—	$—	$2,471

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2016 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,261	962
Residential mortgage-backed securities and collateralized mortgage obligations	35,589	36,418
Total available for sale	$37,350	$37,880

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,213	1,268
Due after ten years	1,000	1,247
Total held to maturity	$2,213	$2,515

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

Securities with a carrying value of $25.0 million and $15.0 million were pledged to secure public deposits at September 30, 2016 and December 31, 2015, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015:

As of September 30, 2016	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$7	$—	$1,171	$12	$1,178	$12
Total available for sale	$7	$—	$1,171	$12	$1,178	$12

As of December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$19,191	$343	$3,221	$75	$22,412	$418
Total available for sale	$19,191	$343	$3,221	$75	$22,412	$418

The unrealized losses on the Company’s investment in mortgage-backed securities relates to four securities at September 30, 2016 versus three securities at December 31, 2015. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investment in these securities to be OTTI at September 30, 2016.

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

The Company did not sell any securities during the nine months ended September 30, 2016.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$24,224	3.0%	$27,140	3.6%
Real Estate Construction:
Residential	8,929	1.1	7,750	1.0
Commercial	59,283	7.2	45,245	6.0
Real Estate Mortgage:
Commercial – Owner Occupied	127,603	15.6	172,040	22.7
Commercial – Non-owner Occupied	266,111	32.6	256,471	33.8
Residential – 1 to 4 Family	278,581	34.1	213,266	28.1
Residential – Multifamily	36,282	4.4	18,113	2.4
Consumer	16,390	2.0	18,476	2.4
Total Loans	$817,403	100.0%	$758,501	100.0%

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

An age analysis of past due loans by class at September 30, 2016 and December 31, 2015 follows:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$243	$243	$23,981	$24,224
Real Estate Construction:
Residential	—	—	—	—	8,929	8,929
Commercial	—	—	3,891	3,891	55,392	59,283
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	874	874	126,729	127,603
Commercial – Non-owner Occupied	—	—	3,891	3,891	262,220	266,111
Residential – 1 to 4 Family	1,275	—	2,026	3,301	275,280	278,581
Residential – Multifamily	—	—	308	308	35,974	36,282
Consumer	72	59	36	167	16,223	16,390
Total Loans	$1,347	$59	$11,269	$12,675	$804,728	$817,403

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$740	$740	$26,400	$27,140
Real Estate Construction:
Residential	—	—	—	—	7,750	7,750
Commercial	—	—	5,204	5,204	40,041	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	812	—	358	1,170	170,870	172,040
Commercial – Non-owner Occupied	—	—	4,002	4,002	252,469	256,471
Residential – 1 to 4 Family	—	—	3,255	3,255	210,011	213,266
Residential – Multifamily	357	—	—	357	17,756	18,113
Consumer	31	32	—	63	18,413	18,476
Total Loans	$1,200	$32	$13,559	$14,791	$743,710	$758,501

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

Impaired loans at September 30, 2016 and December 31, 2015 are set forth in the following tables:

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$243	$1,499	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,161	1,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	3,426	3,670	—
Residential – 1 to 4 Family	1,963	2,026	—
Residential – Multifamily	308	354	—
Consumer	30	30	—
	7,131	8,740	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	7,929	11,830	163
Real Estate Mortgage:
Commercial – Owner Occupied	4,886	4,915	319
Commercial – Non-owner Occupied	15,637	17,231	228
Residential – 1 to 4 Family	1,617	1,633	39
Residential – Multifamily	—	—	—
Consumer	6	6	6
	30,075	35,615	755
Total:
Commercial and Industrial	243	1,499	—
Real Estate Construction:
Residential	—	—	—
Commercial	9,090	12,991	163
Real Estate Mortgage:
Commercial – Owner Occupied	4,886	4,915	319
Commercial – Non-owner Occupied	19,063	20,901	228
Residential – 1 to 4 Family	3,580	3,659	39
Residential – Multifamily	308	354	—
Consumer	36	36	6
	$37,206	$44,355	$755

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$680	$1,934	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,420	1,517	—
Real Estate Mortgage:
Commercial – Owner Occupied	358	358	—
Commercial – Non-owner Occupied	1,281	1,281	—
Residential – 1 to 4 Family	1,858	1,910	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,597	7,000	—
With an allowance recorded:
Commercial and Industrial	503	504	67
Real Estate Construction:
Residential	—	—	—
Commercial	5,696	8,420	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,341	4,370	73
Commercial – Non-owner Occupied	23,303	24,988	486
Residential – 1 to 4 Family	2,426	3,200	709
Residential – Multifamily	356	356	5
Consumer	—	—	—
	36,625	41,838	2,489
Total:
Commercial and Industrial	1,183	2,438	67
Real Estate Construction:
Residential	—	—	—
Commercial	7,116	9,937	1,149
Real Estate Mortgage:
Commercial – Owner Occupied	4,699	4,728	73
Commercial – Non-owner Occupied	24,584	26,269	486
Residential – 1 to 4 Family	4,284	5,110	709
Residential – Multifamily	356	356	5
Consumer	—	—	—
	$42,222	$48,838	$2,489

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$351	$—	$4,161	$10
Real Estate Construction:
Residential	—	—	—	—
Commercial	9,233	59	11,701	20
Real Estate Mortgage:
Commercial – Owner Occupied	4,978	49	5,822	53
Commercial – Non-owner Occupied	19,168	190	26,426	242
Residential – 1 to 4 Family	3,616	25	5,938	30
Residential – Multifamily	308	—	360	6
Consumer	37	1	65	—
Total	$37,691	$324	$54,473	$361

	Nine Months Ended September 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$390	$1	$4,409	$61
Real Estate Construction:
Residential	—	—	—	—
Commercial	9,658	178	11,747	100
Real Estate Mortgage:
Commercial – Owner Occupied	5,044	137	5,855	154
Commercial – Non-owner Occupied	19,281	562	26,541	737
Residential – 1 to 4 Family	3,635	87	5,956	86
Residential – Multifamily	324	8	361	20
Consumer	37	2	65	—
Total	$38,369	$975	$54,934	$1,158

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

Performing TDRs (not reported as non-accrual loans) totaled $25.9 million and $28.7 million with related allowances of $402,403 and $530,000 as of September 30, 2016 and December 31, 2015, respectively. Nonperforming TDRs were $3.0 million with no related allowances as of September 30, 2016 and 603,000 as of December 31, 2015, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the three and nine month periods ended September 30, 2016 and 2015. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the three and nine month period ended September 30, 2016 and 2015.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2016 and December 31, 2015 is as follows:

At September 30, 2016	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$23,629	$374	$221	$—	$24,224
Real Estate Construction:
Residential	8,929	—	—	—	8,929
Commercial	34,213	21,179	3,891	—	59,283
Real Estate Mortgage:
Commercial – Owner Occupied	123,370	3,359	874	—	127,603
Commercial – Non-owner Occupied	259,218	80	6,813	—	266,111
Residential – 1 to 4 Family	274,480	1,549	2,552	—	278,581
Residential – Multifamily	35,974	—	308	—	36,282
Consumer	16,353	—	37	—	16,390
Total	$776,166	$26,541	$14,696	$—	$817,403

At December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$25,658	$688	$794	$—	$27,140
Real Estate Construction:
Residential	7,750	—	—	—	7,750
Commercial	24,210	15,831	5,204	—	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	163,765	7,225	1,050	—	172,040
Commercial – Non-owner Occupied	242,607	7,044	6,820	—	256,471
Residential – 1 to 4 Family	207,911	515	4,840	—	213,266
Residential – Multifamily	17,757	—	356	—	18,113
Consumer	18,475	—	1	—	18,476
Total	$708,133	$31,303	$19,065	$—	$758,501

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

An analysis of the allowance for loan losses for the three and nine month periods ended September 30, 2016 and 2015 is as follows:

Allowance for Loan Losses:	For the three months ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$870	$—	$7	$24	$901
Real Estate Construction:
Residential	252	—	—	27	279
Commercial	2,512	—	—	53	2,565
Real Estate Mortgage:
Commercial – Owner Occupied	1,686	—	—	319	2,005
Commercial – Non-owner Occupied	3,923	—	—	(78)	3,845
Residential – 1 to 4 Family	4,222	—	2	355	4,579
Residential – Multifamily	452	—	—	10	462
Consumer	248	—	—	(10)	238
Total	$14,165	$—	$9	$700	$14,874

Allowance for Loan Losses:	For the three months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$2,357	$(1,254)	$—	$108	$1,211
Real Estate Construction:
Residential	197	—	—	24	221
Commercial	1,665	(365)	—	703	2,003
Real Estate Mortgage:
Commercial – Owner Occupied	2,999	—	—	275	3,274
Commercial – Non-owner Occupied	5,471	(257)	—	(528)	4,686
Residential – 1 to 4 Family	3,861	(284)	1	732	4,310
Residential – Multifamily	271	—	—	11	282
Consumer	158	—	—	125	283
Total	$16,979	$(2,160)	$1	$1,450	$16,270

Allowance for Loan Losses:	For the nine months ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits) *	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$952	$(76)	$8	$17	$901
Real Estate Construction:
Residential	247	—	—	32	279
Commercial	2,501	(1,081)	—	1,145	2,565
Real Estate Mortgage:
Commercial – Owner Occupied	3,267	—	—	(1,262)	2,005
Commercial – Non-owner Occupied	3,838	(154)	—	161	3,845
Residential – 1 to 4 Family	4,802	(698)	22	453	4,579
Residential – Multifamily	254	(45)	—	253	462
Consumer	275	—	—	(37)	238
Total	$16,136	$(2,054)	$30	$762	$14,874
* Includes $2,450 in provision for loan losses and $1,688 credit related to the sale of the SBA loan portfolio.

Allowance for Loan Losses:	For the nine months ended September 30, 2015
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,679	$(1,254)	$32	$754	$1,211
Real Estate Construction:
Residential	316	(238)	—	143	221
Commercial	3,015	(2,745)	—	1,733	2,003
Real Estate Mortgage:
Commercial – Owner Occupied	3,296	—	10	(32)	3,274
Commercial – Non-owner Occupied	4,962	(638)	398	(36)	4,686
Residential – 1 to 4 Family	4,156	(412)	34	532	4,310
Residential – Multifamily	357	—	—	(75)	282
Consumer	262	—	—	21	283
Total	$18,043	$(5,287)	$474	$3,040	$16,270

Allowance for Loan Losses, at September 30, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$—	$901	$901
Real Estate Construction:
Residential	—	279	279
Commercial	163	2,402	2,565
Real Estate Mortgage:
Commercial – Owner Occupied	319	1,686	2,005
Commercial – Non-owner Occupied	228	3,617	3,845
Residential – 1 to 4 Family	39	4,540	4,579
Residential – Multifamily	—	462	462
Consumer	6	232	238
Total	$755	$14,119	$14,874

Allowance for Loan Losses, at December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$67	$885	$952
Real Estate Construction:
Residential	—	247	247
Commercial	1,149	1,352	2,501
Real Estate Mortgage:
Commercial – Owner Occupied	73	3,194	3,267
Commercial – Non-owner Occupied	486	3,352	3,838
Residential – 1 to 4 Family	709	4,093	4,802
Residential – Multifamily	5	249	254
Consumer	—	275	275
Total	$2,489	$13,647	$16,136

Loans, at September 30, 2016:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$243	$23,981	$24,224
Real Estate Construction:
Residential	—	8,929	8,929
Commercial	9,091	50,192	59,283
Real Estate Mortgage:
Commercial – Owner Occupied	4,886	122,717	127,603
Commercial – Non-owner Occupied	19,062	247,049	266,111
Residential – 1 to 4 Family	3,580	275,001	278,581
Residential – Multifamily	308	35,974	36,282
Consumer	36	16,354	16,390
Total	$37,206	$780,197	$817,403

Loans, at December 31, 2015:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$1,183	$25,957	$27,140
Real Estate Construction:
Residential	—	7,750	7,750
Commercial	7,116	38,129	45,245
Real Estate Mortgage:
Commercial – Owner Occupied	4,699	167,341	172,040
Commercial – Non-owner Occupied	24,584	231,887	256,471
Residential – 1 to 4 Family	4,284	208,982	213,266
Residential – Multifamily	356	17,757	18,113
Consumer	—	18,476	18,476
Total	$42,222	$716,279	$758,501

NOTE 6. REGULATORY MATTERS

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

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$151,208	18.43%	$65,652	8.0%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$140,893	17.17%	$49,239	6.0%	N/A	N/A

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$107,893	13.15%	$36,929	4.5%	N/A	N/A

Tier 1 Capital (to Average Assets)	$140,893	15.38%	$36,654	4.0%	N/A	N/A

Parke Bancorp, Inc.	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$135,258	17.24%	$62,777	8.0%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	$125,371	15.98%	$47,083	6.0%	N/A	N/A

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$92,371	11.77%	$35,312	4.5%	N/A	N/A

Tier 1 Capital (to Average Assets)	$125,371	14.69%	$34,133	4.0%	N/A	N/A

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$147,779	18.01%	$65,652	8.0%	$82,065	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$137,464	16.75%	$49,239	6.0%	$65,652	8.0%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$137,464	16.75%	$36,929	4.5%	$53,342	6.5%

Tier 1 Capital (to Average Assets)	$137,464	15.00%	$36,654	4.0%	$45,818	5.0%

Parke Bank	Actual		For Capital Adequacy Purposes		To be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(amounts in thousands except ratios)

Total Risk Based Capital (to Risk Weighted Assets)	$134,415	17.13%	$62,777	8.0%	$78,471	10.0%

Tier 1 Capital (to Risk Weighted Assets)	$124,528	15.87%	$47,082	6.0%	$62,777	8.0%

Tier 1 Capital Common Equity (to Risk Weighted Assets)	$124,528	15.87%	$35,312	4.5%	51,006	6.5%

Tier 1 Capital (to Average Assets)	$124,528	14.59%	$34,133	4.0%	$42,666	5.0%

NOTE 7. OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(320)	$(344)
Unrealized gains on securities without OTTI	851	71
Tax impact	(213)	108
Other comprehensive income (loss)	$318	$(165)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of September 30, 2016
Corporate debt obligations	$—	$1,021	$—	$1,021
Residential mortgage-backed securities	—	36,233	—	36,233
Collateralized mortgage-backed securities	—	185	—	185
Collateralized debt obligations	—	—	441	441
Total	$—	$37,439	$441	$37,880
As of December 31, 2015
Corporate debt obligations	$—	$1,031	$—	$1,031
Residential mortgage-backed securities	—	40,821	—	40,821
Collateralized mortgage-backed securities	—	253	—	253
Collateralized debt obligations	—	—	462	462
Total	$—	$42,105	$462	$42,567

For the nine months ended September 30, 2016, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30,:

	Securities Available for Sale
	September 30, 2016	September 30, 2015

	(amounts in thousands)
Beginning balance at January 1,	$462	$349
Total net gains (losses) included in:
Other comprehensive income / (loss)	(21)	26
Ending balance	$441	$375

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2016
Collateral dependent impaired loans	$—	$—	$16,093	$16,093
OREO	—	—	10,635	10,635
As of December 31, 2015
Collateral dependent impaired loans	$—	$—	$20,066	$20,066
OREO	—	—	16,629	16,629

Collateral dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $16.1 million and $20.1 million at September 30, 2016 and December 31, 2015 respectively, with a valuation allowance of $423,000 and $2.1 million at September 30, 2016 and December 31, 2015, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2016 and December 31, 2015:

	Level in Fair Value Hierarchy	September 30, 2016		December 31, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$52,147	$52,147	$27,429	$27,429
Investment securities AFS	(1)	37,880	37,880	42,567	42,467
Investment securities HTM	Level 2	2,213	2,515	2,181	2,471
Restricted stock	Level 2	4,208	4,208	4,789	4,789
Loans held for sale	Level 2	—	—	2,640	2,640
Loans, net	(2)	802,529	817,819	742,365	743,604
Accrued interest receivable	Level 2	2,904	2,904	3,012	3,012
Financial Liabilities:
Demand and savings deposits	Level 2	$416,615	$416,615	$384,726	$384,726
Time deposits	Level 2	323,261	324,646	280,484	282,080
Borrowings	Level 2	83,053	82,428	98,053	95,492
Accrued interest payable	Level 2	581	581	494	494

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine month periods ended September 30, 2016 and 2015.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(amounts in thousands except share data)
Basic earnings per common share
Net income available to common shareholders	$3,576	$2,130	$14,233	$6,550
Average common shares outstanding	6,843,059	6,740,665	6,843,064	6,664,009
Basic earnings per common share	$0.52	$0.32	$2.08	$0.98
Diluted earnings per common share
Net income available to common shareholders	$3,576	$2,130	$14,233	$6,550
Dividend on Preferred Series B	300	300	900	900
Average common shares outstanding	6,843,059	6,740,665	6,843,064	6,664,009
Dilutive potential common shares	2,124,913	1,910,916	2,116,976	1,908,849
Total diluted average common shares outstanding	8,967,972	8,651,581	8,960,040	8,572,858
Diluted earnings per common share	$0.43	$0.28	$1.69	$0.87

On September 20, 2016 the Company declared a quarterly cash dividend of $0.08 per share to common shareholders of record as of October 14, 2016 and payable on October 31, 2016.

NOTE 10. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2016 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

At September 30, 2016, the Company’s total assets increased to $954.6 million from $885.1 million at December 31, 2015, an increase of $69.5 million or 7.9%.

Cash and cash equivalents increased $24.7 million to $52.1 million at September 30, 2016 from $27.4 million at December 31, 2015, an increase of 90.1%. The increase was due to the sale of the Bank's SBA assets and an increase in non-interest bearing deposits.

Total investment securities decreased to $40.1 million at September 30, 2016, from $44.7 million at December 31, 2015, a decrease of $4.7 million or 10.4%. The decrease was due to the normal pay downs of mortgage backed securities.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the nine months ended September 30, 2016, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $817.4 million at September 30, 2016 from $758.5 million at December 31, 2015, an increase of $58.9 million or 7.8%. The increase during the quarter is attributable to an increase in Commercial Real Estate loans.

Delinquent loans totaled $12.7 million or 1.6% of total loans at September 30, 2016, a decrease of $2.1 million from December 31, 2015. Delinquent loan balances by number of days delinquent at September 30, 2016 were: 30 to 89 days --- $1.4 million; 90 days and greater not accruing interest --- $11.3 million.

At September 30, 2016 the Bank had $11.3 million in non-accrual loans or 1.4% of total loans, a decrease from $13.6 million or 1.8% of total loans at December 31, 2015. The three largest nonperforming loan relationships are a $2.7 million land development loan, a $1.9 million commercial real estate loan and a $1.3 million land development loan.

The composition of nonaccrual loans as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(amounts in thousands except ratios)
Commercial and Industrial	$243	$740
Real Estate Construction:
Residential	—	—
Commercial	3,891	5,204
Real Estate Mortgage:
Commercial – Owner Occupied	874	358
Commercial – Non-owner Occupied	3,891	4,002
Residential – 1 to 4 Family	2,026	3,255
Residential – Multifamily	308	—
Consumer	36	—
Total	$11,269	$13,559
Nonperforming loans to total loans	1.4%	1.8%

At September 30, 2016, the allowance for loan losses was $14.9 million, as compared to $16.1 million at December 31, 2015. The ratio of allowance for loan losses to total loans was 1.8% at September 30, 2016 and 2.1% at December 31, 2015. Continued improvements in the credit quality of the loan portfolio has lowered this ratio since the last quarter. The ratio of allowance for loan losses to non-performing loans increased to 132.0% at September 30, 2016, compared to 119.0% at December 31, 2015. During the nine month period ended September 30, 2016, the Company charged off $2.1 million in loans, and recovered $30,000, compared to $5.3 million charged off in the nine months ended September 30, 2015, and $474,000 in recoveries. Specific allowances for loan losses have been established in the amount of $755,000 on impaired loans totaling $37.2 million at September 30, 2016, as compared to $2.5 million on impaired loans totaling $42.2 million at December 31, 2015. We have provided for all losses that are both probable and reasonably estimable at September 30, 2016 and December 31, 2015. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at September 30, 2016 was $10.6 million, compared to $16.6 million at December 31, 2015 with the largest property being a condominium development valued at $3.6 million.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2016	2015
	(amounts in thousands)
Balance at beginning of period	$16,629	$20,931
Real estate acquired in settlement of loans	789	3,518
Sales of real estate	(4,945)	(3,936)
Gain (loss) on sale of real estate	266	(353)
Write-down of real estate carrying values	(2,026)	(943)
Reimbursement of funds	—	4
Donated property	(31)	—
Capitalized improvements to real estate	(47)	175
Balance at end of period	$10,635	$19,396

At September 30, 2016, the Bank’s total deposits increased to $739.9 million from $665.2 million at December 31, 2015, an increase of $74.7 million or 11.2%. During the first nine months of the year the Company closed on a Brokered CD transaction totaling $43.0 million. In addition the Company ran a 13 month CD special.

Total borrowings decreased to $69.7 million at September 30, 2016 from $84.7 million at December 31, 2015 a decrease of $15.0 million or 17.7%. Funds from the sale of the Bank's SBA assets were used to pay down borrowings.

Total shareholders’ equity increased to $125.2 million at September 30, 2016 from $112.0 million at December 31, 2015, an increase of $13.2 million or 11.8%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General: Net income available to common shareholders for the three months ended September 30, 2016 was $3.6 million and for the three months ended September 30, 2015 was $2.1 million.

Interest Income: Interest income increased by $453,000, or 4.57%, to $10.4 million for the three months ended September 30, 2016, from $9.9 million for the three months ended September 30, 2015. The increase was attributable to an increase in the average outstanding loan balances, offset by a lower average yield on loans. Average loans for the three month period ended September 30, 2016 were $801.3 million compared to $737.1 million for the same period last year. The average yield on loans was 4.97% for the three months ended September 30, 2016 compared to 5.13% for the same period in 2015.

Interest Expense: Interest expense increased $196,000 to $1.7 million for the three months ended September 30, 2016, from $1.5 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase in the average interest bearing deposits and an increase in rate on deposits and borrowings. The average rate paid on borrowings for the three month period ended September 30, 2016 was 1.57%, compared to 1.34% for the same period last year. Average interest bearing deposits for the three month period ended September 30, 2016 were $660.7 million compared to $619.9 million for the same period last year. The average rate paid on deposits for the three month period ended September 30, 2016 was 0.82% compared to 0.78% for the same period last year. The average rate paid on borrowings for the three month period ended September 30, 2016 was 1.57% compared to 1.34% for the same period last year.

Net Interest Income: Net interest income increased $257,000 to $8.7 million for the three months ended September 30, 2016, as compared to $8.4 million for the same period last year. We experienced a larger increase in the average loans outstanding than we did in our average deposits outstandings. This situation allowed us to increase out net interest income. Our net interest rate spread was 3.73% for the three months ended September 30, 2016, as compared to 3.94% for the same period last year. Our net interest margin decreased 23 basis points to 3.83% for the three months ended September 30, 2016, from 4.06% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $700,000 for the three months ended September 30, 2016, compared to $1,450,000 for the same period last year. The decrease was primarily due to higher loan quality and a $1.7 million reduction due to sale our SBA loan portfolio.

Non-interest Income: Non-interest income was $130,000 for the three months ended September 30, 2016, compared to $2,052,000 for the same period last year. The decrease was primarily attributable to the $1.5 million in gain on sale of SBA loans during the same period last year.

Non-interest Expense: Non-interest expense decreased $184,000 to $4.2 million for the three months ended September 30, 2016, from $4.4 million for the three months ended September 30, 2015. The decrease was primarily due to a $185,000 decrease in salary expense, due to the sale of our SBA business and a $201,000 decrease in OREO expense due to the drop in overall OREO balances. The reduction in OREO balances resulted in decreased real estate taxes and general maintenance of the properties owned. The decreases were offset by a $102,000 increase in data processing and a $137,000 increase in other operating expenses.

Income Taxes: The Company recorded income tax expense of $51,000 on income before taxes of $3.9 million for the three months ended September 30, 2016, resulting in an effective tax rate of 1.3%, compared to income tax expense of $1.7 million on income before taxes of $4.7 million for the same period of 2015, resulting in an effective tax rate of 37.1%. The decrease in the effective rate is due to the Bank utilizing a $1.5 million Historic Tax Credit which reduced the Bank's income tax expense.

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$801,328	$10,012	4.97%	$737,097	$9,532	5.13%
Investment securities	45,590	293	2.56%	51,347	365	2.82%
Federal funds sold and cash equivalents	53,030	66	0.50%	33,810	21	0.25%
Total interest-earning assets	899,948	$10,371	4.63%	822,254	$9,918	4.79%
Other assets	57,211			58,530
Allowance for loan losses	(14,530)			(17,316)
Total assets	$942,629			$863,468
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$32,355	$41	0.50%	$31,557	$40	0.50%
Money markets	122,521	157	0.51%	115,228	145	0.50%
Savings	176,178	235	0.53%	185,617	250	0.53%
Time deposits	283,747	838	1.17%	254,066	730	1.14%
Brokered certificates of deposit	45,850	99	0.86%	33,393	54	0.64%
Total interest-bearing deposits	660,651	1,370	0.82%	619,861	1,219	0.78%
Borrowings	83,053	327	1.57%	83,241	282	1.34%
Total interest-bearing liabilities	743,704	1,697	0.91%	703,102	1,501	0.85%
Non-interest bearing deposits	68,672			45,759
Other liabilities	6,114			5,134
Total non-interest bearing liabilities	74,786			50,893
Shareholders’ equity	124,139			109,473
Total liabilities and shareholders’ equity	$942,629			$863,468
Net interest income		$8,674			$8,417
Interest rate spread			3.73%			3.94%
Net interest margin			3.83%			4.06%

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General: Net income available to common shareholders for the nine months ended September 30, 2016 was $14.2 million and for the nine months ended September 30, 2015 was $6.6 million. On April 29, 2016, the Bank and its majority-owned subsidiary, 44 Business Capital, LLC ("44BC") completed the sale transaction of the assets of 44BC and certain related assets held by the Bank to Berkshire Bank ("Berkshire"). Under the transaction, Berkshire purchased the assets of 44BC. In addition, Berkshire purchased the Bank's SBA loan portfolio, totaling $42.6 million, and related servicing rights held by the Bank. The pretax gain to the Bank was approximately $9.3 million, which included the $7.6 million gain on sale of SBA related assets and relief of $1.7 million of related allowance for loan losses.

Interest Income: Interest income increased by $1.9 million, or 6.61%, to $31.2 million for the nine months ended September 30, 2016, from $29.3 million for the nine months ended September 30, 2015. The increase was attributable to an increase in average outstanding loan balances, offset by lower yield on loans. Average loans for the nine month period ended September 30, 2016 were $789.6 million compared to $724.5 million for the same period last year. The average yield on loans was 5.09% for the nine months ended September 30, 2016 compared to 5.21% for the same period in 2015.

Interest Expense: Interest expense increased $683,000 to $5.0 million for the nine months ended September 30, 2016, from $4.3 million for the nine months ended September 30, 2015. The increase was primarily attributable to an increase in average interest bearing deposits and to a lesser extent, an increase in average borrowings. Average interest bearing deposits for the nine month period ended September 30, 2016 were $653.0 million compared to $615.1 million for the same period last year. The average rate paid on deposits for the nine month period ended September 30, 2016 was 0.82% compared to 0.77% for the same period last year. Average borrowings for the nine month period ended September 30, 2016 were $91.2 million, compared to $77.5 million for the same period last year. The average rate paid on borrowings for the nine month period ended September 30, 2016 was 1.47%, compared to 1.33% for the same period last year.

Net Interest Income: Net interest income increased $1.3 million to $26.2 million for the nine months ended September 30, 2016, as compared to $24.9 million for the same period last year. Our net interest rate spread was 3.85% for the nine months ended September 30, 2016, as compared to 4.02% for the same period last year. Our net interest margin decreased 15 basis points to 3.98% for the nine months ended September 30, 2016, from 4.13% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $762,000 for the nine months ended September 30, 2016, compared to $3.0 million for the same period last year. The decrease was primarily due to higher loan quality and a $1.7 million reduction due to the sale of our SBA loan portfolio.

Non-interest Income: Non-interest income was $9.8 million for the nine months ended September 30, 2016, compared to $4.2 million for the same period last year. The increase was primarily attributable to the $7.6 million gain on sale of our SBA assets discussed above.

Non-interest Expense: Non-interest expense decreased by $108,000 to $12.9 million for the nine months ended September 30, 2016, from $13.0 million for the nine months ended September 30, 2015. The decrease was primarily due to a $513,000 decrease in OREO expenses, $229,000 decrease in salary expense and a $57,000 decrease in professional services. Offset by a $574,000 increase in other operating expenses and $115,000 increase in data processing.

Income Taxes: The Company recorded income tax expense of $6.8 million on income before taxes of $22.3 million for the nine months ended September 30, 2016, resulting in an effective tax rate of 30.2%, compared to income tax expense of $4.6 million on income before taxes of $13.1 million for the same period of 2015, resulting in an effective tax rate of 35.4%. The decrease in the effective rate is due to using an annualized tax rate versus using a monthly tax rate. The increase in our tax expense is due to the gain on sale of our SBA business of $7.6 million. The decrease in the effective rate is due to the Bank utilizing a $1.5 million Historic Tax Credit ("HTC") offset by a $482,000 write down (included in non interest expense) of the HTC partnership investment. This resulted in a net benefit to the Company of $1.0 million, which reduced the Bank's income tax expense.

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$789,646	$30,074	5.09%	$724,474	$28,238	5.21%
Investment securities	47,550	966	2.71%	46,316	950	2.74%
Federal funds sold and cash equivalents	40,762	144	0.47%	35,594	63	0.24%
Total interest-earning assets	877,958	$31,184	4.74%	806,384	$29,251	4.85%
Other assets	63,007			59,975
Allowance for loan losses	(15,638)			(17,401)
Total assets	$925,327			$848,958
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$31,771	$117	0.49%	$31,050	$114	0.49%
Money markets	119,767	453	0.51%	110,800	414	0.50%
Savings	174,454	694	0.53%	190,684	762	0.53%
Time deposits	280,979	2,455	1.17%	252,588	2,121	1.12%
Brokered certificates of deposit	46,069	282	0.82%	30,009	137	0.61%
Total interest-bearing deposits	653,040	4,001	0.82%	615,131	3,548	0.77%
Borrowings	91,228	1,001	1.47%	77,464	771	1.33%
Total interest-bearing liabilities	744,268	5,002	0.90%	692,595	4,319	0.83%
Non-interest bearing deposits	55,866			44,217
Other liabilities	5,491			5,274
Total non-interest bearing liabilities	61,357			49,491
Shareholders’ equity	119,702			106,872
Total liabilities and shareholders’ equity	$925,327			$848,958
Net interest income		$26,182			$24,932
Interest rate spread			3.85%			4.02%
Net interest margin			3.98%			4.13%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 110.5% and 114.0% at September 30, 2016 and December 31, 2015, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended September 30, 2016. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2016, the Company maintained lines of credit with the FHLB of $145.0 million, of which $69.7 million was outstanding at September 30, 2016.

As of September 30, 2016, the Company's investment securities portfolio included $36.2 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At September 30, 2016, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

There were no securities purchased during the three months ending September 30, 2016.

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

PARKE BANCORP, INC.

Date:	November 14, 2016	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2016	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)