Form 10-K
period 2016-12-31
PARKE BANCORP, INC.
filed 2017-03-17
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2016, was approximately $66.1 million.

As of March 17, 2017 there were issued and outstanding 6,880,714 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2016 (Parts II and IV)

2.	Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders. (Parts II and III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield, Galloway Township, Washington Township and Collingswood, New Jersey, and two offices in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2016, the Company had assets of $1.0 billion, loans net of unearned income of $852.0 million, deposits of $788.7 million and equity of $127.1 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.(1) As of December 31, 2016, no one industry sector concentration exceeded 10% of total loans. Refer to pages 3 through 4 for descriptions of the loan categories presented.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)
Commercial and Industrial	$26,774	3.1%	$27,140	3.6%	$30,092	4.2%	$23,001	3.5%	$21,925	3.5%
Real Estate Construction:
Residential	8,825	1.0	7,750	1.0	5,859	0.8	7,389	1.1	7,331	1.2
Commercial	58,469	6.9	45,245	6.0	47,921	6.7	43,749	6.7	41,875	6.6
Real Estate Mortgage:
Commercial - Owner Occupied	123,898	14.5	172,040	22.7	176,649	24.8	170,122	26.0	157,616	25.0
Commercial - Non-Owner Occupied	268,123	31.5	256,471	33.8	237,918	33.4	220,364	33.7	221,731	35.2
Residential - 1 to 4 Family	309,340	36.3	213,266	28.1	171,894	24.1	148,160	22.6	140,164	22.3
Residential - Multifamily	39,804	4.7	18,113	2.4	25,173	3.5	24,103	3.7	21,181	3.4
Consumer	16,720	2.0	18,476	2.4	17,555	2.5	17,653	2.7	17,889	2.8
Total Loans	$851,953	100.0%	$758,501	100.00%	$713,061	100.0%	$654,541	100.00%	$629,712	100.00%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2016.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)
Commercial and Industrial	$5,537	$12,909	$8,328	$26,774
Real Estate Construction:
Residential	2,473	1,070	5,282	8,825
Commercial	30,314	9,052	19,103	58,469
Real Estate Mortgage:
Commercial - Owner Occupied	9,378	29,481	85,039	123,898
Commercial - Non-Owner Occupied	16,635	57,785	193,703	268,123
Residential - 1 to 4 Family	12,210	17,110	280,020	309,340
Residential – Multifamily	6,817	6,084	26,903	39,804
Consumer	24	196	16,500	16,720
Total Loans	$83,388	$133,687	$634,878	$851,953

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2016, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)
Commercial and Industrial	$5,102	$16,135	$21,237
Real Estate Construction:
Residential	714	5,638	6,352
Commercial	7,292	20,863	28,155
Real Estate Mortgage:
Commercial - Owner Occupied	14,823	99,697	114,520
Commercial - Non-Owner Occupied	32,050	219,438	251,488
Residential - 1 to 4 Family	100,874	196,256	297,130
Residential - Multifamily	2,381	30,606	32,987
Consumer	16,459	237	16,696
Total Loans	$179,695	$588,870	$768,565

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

Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2016, the Bank’s loan to one borrower limit was approximately $23.3 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2016, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $20.4 million that was secured by the real estate. At December 31, 2016, this loan was current and performing in accordance with the terms of the loan agreement.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing TDRs, were $36.4 million, $42.2 million, $61.5 million, $68.9 million and $87.6 million at December 31 2016, 2015, 2014, 2013, and 2012, respectively. Included in impaired loans at December 31, 2016, 2015, 2014, 2013 and 2012 were $28.1 million, $32.2 million, $42.2 million, $51.0 million and $67.1 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$159	$740	$61	$122	$248
Real Estate Construction:
Residential	—	—	238	967	799
Commercial	3,241	5,204	10,773	9,908	12,958
Real Estate Mortgage:
Commercial - Owner Occupied	430	358	735	976	1,218
Commercial - Non-Owner Occupied	3,958	4,002	8,624	10,853	19,228
Residential - 1 to 4 Family	3,095	3,255	6,367	12,914	10,072
Residential – Multifamily	308	—	—	99	2,838
Consumer	107	—	94	115	188
Total non-accrual loans	11,298	13,559	26,892	35,954	47,549
Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$11,298	$13,559	$26,892	$35,954	$47,549
Total non-performing loans as a percentage of loans	1.3%	1.8%	3.8%	5.5%	7.6%

As of December 31, 2016, there were $10.6 million in loans which were not then on non-accrual status, a TDR or otherwise but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing in the future.

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

At December 31, 2016, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	17,554
Substandard	21,906
$39,460

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2016 was $10.5 million. The real estate owned consisted of 16 properties, the largest being a condominium development located in Absecon, New Jersey at $3.3 million.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of the period	$16,136	$18,043	$18,560	$18,936	$19,323
Charge-offs:
Commercial and Industrial	(76)	(1,554)	(395)	(4)	(66)
Real Estate Construction:
Residential	—	(238)	—	—	(1,326)
Commercial	(1,081)	(2,745)	(16)	—	(310)
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	(476)	(77)	(1,058)
Commercial - Non-Owner Occupied	(154)	(638)	(50)	(2,641)	(3,848)
Residential - 1 to 4 Family	(704)	(504)	(2,841)	(554)	(1,531)
Residential – Multifamily	(45)	—	—	(8)	—
Consumer	(6)	(1)	(31)	(3)	(38)
Total charge-offs:	(2,066)	(5,680)	(3,809)	(3,287)	(8,177)
Recoveries:
Commercial and Industrial	8	121	—	—	—
Real Estate Construction:
Residential	—	—	5	—	490
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	1	66	5	1	—
Commercial - Non-Owner Occupied	—	398	—	—	—
Residential - 1 to 4 Family	39	148	32	210	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries:	48	733	42	211	490
Net charge-offs	(2,018)	(4,947)	(3,767)	(3,076)	(7,687)
Provision for loan losses	1,462	3,040	3,250	2,700	7,300
Balance at end of period	$15,580	$16,136	$18,043	$18,560	$18,936
Period-end loans outstanding (net of deferred costs/fees)	$851,953	$758,501	$713,061	$654,541	$629,712
Average loans outstanding	$800,677	$731,032	$669,771	$644,735	$612,342
Allowance as a percentage of period end loans	1.83%	2.13%	2.53%	2.84%	3.01%
Net loans charged off as a percentage of average loans outstanding	0.26%	0.78%	0.57%	0.51%	1.34%

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(Amounts in thousands, except percentages)
Commercial and Industrial	$1,188	3.1%	$952	3.6%	$1,679	4.2%	$591	3.5%	$470	3.5%
Real Estate Construction:
Residential	268	1.0	247	1.0	316	0.8	414	1.1	845	1.2
Commercial	2,496	6.9	2,501	6.0	3,015	6.7	948	6.7	1,115	6.6
Real Estate Mortgage:
Commercial - Owner Occupied	2,082	14.5	3,267	22.7	3,296	24.8	4,735	26.0	4,095	25.0
Commercial - Non-Owner Occupied	3,889	31.5	3,838	33.8	4,962	33.4	7,530	33.7	7,379	35.2
Residential - 1 to 4 Family	4,916	36.3	4,802	28.1	4,156	24.1	3,612	22.6	4,384	22.3
Residential - Multifamily	505	4.7	254	2.4	357	3.5	389	3.7	312	3.4
Consumer	236	2.0	275	2.4	262	2.5	341	2.7	336	2.8
Total Allowance	$15,580	100.0%	$16,136	100.0%	$18,043	100.0%	$18,560	100.0%	$18,936	100.0%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2016, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2016, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2016	2015	2014
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,224	$2,181	$2,141
Securities Available for Sale:
Corporate debt obligations	1,011	1,031	522
Residential mortgage-backed securities	43,240	40,821	26,947
Collateralized mortgage obligations	166	253	390
Collateralized debt obligations	437	462	349
Total securities available for sale	44,854	42,567	28,208
Total	$47,078	$44,748	$30,349

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2016, by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2016
	One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)
Securities Held to Maturity:
State and political subdivisions	$—	—%	$1,212	4.47	$1,012	—%	$2,224	2.44%	$2,411
Securities Available for Sale:
U.S. government sponsored entities	$—	—	$—	—	$—	—	$—	—	$—
Corporate debt obligations	—	—	500	4.75	500	8.13	1,000	6.44	1,011
Residential mortgage-backed securities	48	3.81	1,116	2.87	42,366	2.44	43,530	2.45	43,240
Collateralized mortgage obligations	57	4.00	—	—	103	4.50	160	4.32	166
Collateralized debt obligations	—	—	—	—	746	—	746	—	437
Total securities available for sale	105	3.91	1,616	3.45	43,715	2.47	45,436	2.51	44,854
Total	$105	3.91%	$2,828	3.89%	$44,727	2.41%	$47,660	2.50%	$47,265

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $51.2 million and $20.9 million at December 31, 2016 and 2015, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network ("Promontory") during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $51.2 million, $20.9 million and $20.3 million at December 31, 2016, 2015 and 2014, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2016
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$32,499	0.50%	4.49%
Money markets	123,017	0.51%	17.01
Savings	175,163	0.53%	24.22
Time deposits	284,018	1.17%	39.28
Brokered CDs	45,961	0.83%	6.36
Total interest-bearing deposits	660,658	0.82%
Non-interest bearing demand deposits	62,483		8.64
Total deposits	$723,141		100.00%

	2015
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$31,318	0.49%	4.75%
Money markets	112,180	0.50%	17.00
Savings	188,392	0.53%	28.56
Time deposits	251,816	1.13%	38.17
Brokered CDs	30,337	0.62%	4.60
Total interest-bearing deposits	614,043	0.77%
Non-interest bearing demand deposits	45,656		6.92
Total deposits	$659,699		100.00%

	2014
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$27,771	0.50%	4.35%
Money markets	101,090	0.55%	15.85
Savings	210,380	0.59%	32.98
Time deposits	255,372	1.08%	40.04
Brokered CDs	6,785	0.72%	1.06
Total interest-bearing deposits	601,398	0.79%
Non-interest bearing demand deposits	36,493		5.72
Total deposits	$637,891		100.00%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2016.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$24,433
Three through twelve months	94,332
Over twelve months	34,346
Total	$153,111

Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. Borrowings from the FHLB outstanding during 2016, 2015, and 2014, had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2016	2015	2014
	(Amounts in thousands, except rates)
Amount outstanding at year end	$79,650	$98,053	$62,755
Weighted average interest rates at year end	1.57%	1.45%	1.33%
Maximum outstanding at any month end	$103,053	$98,053	$64,139
Average outstanding	$89,720	$80,729	$62,800
Weighted average interest rate during the year	1.49%	1.32%	1.33%

Subsidiary Activities

The largest subsidiary of the Company is the Bank. Effective April 29, 2016, the Company sold its 51% interest in the assets of 44 Business Capital LLC ("44BC"), and certain related assets held by the Bank, to Berkshire Hills Bancorp, Inc. and its wholly owned banking subsidiary, Berkshire Bank for total consideration of $50.7 million.

Personnel

At December 31, 2016, the Bank had 67 full-time and 19 part-time employees.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”), and is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has enforcement authority over the Company and the Company's non-bank subsidiary which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. The Company is required to file periodic reports of its operations with, and is subject to examination by, the Federal Reserve. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

Under the BHCA, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements” and “Recent Amendments to Regulatory Capital Requirements.”  The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements.  As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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

Any change in applicable statutory and regulatory requirements, whether by the New Jersey Department of Banking and Insurance, the FDIC, or the United States Congress could have a material adverse impact on the Bank, and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank’s franchise which could hurt the trading price of the Bank’s stock.

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

Prior to July 1, 2016, the base assessment rate for insured institutions in Risk Category I ranged between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the assessment rate was 14, 23 and 35 basis points, respectively. An institution’s assessment rate may be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

Effective July 1, 2016, the FDIC amended its assessment regulations for banks with less than $10 billion in assets to replace the previous risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The amended rules became effective during the first quarter after the reserve ratio of the Deposit Insurance Fund reached 1.15% and will remain in effect until the reserve ratio reaches 2.0%. The amended regulations set a maximum rate that banks rated CAMELS 1 or 2 may be charged and a minimum rate that CAMELS 3, 4 and 5 banks may be charged. Under the amended rules, the FDIC uses a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets. In addition, assessments take into consideration core deposits to total assets, one-year asset growth and a loan mix index. The loan mix measures the extent to which a bank’s total assets include higher risk loans. To calculate the loan mix index, each category of loan in the bank’s portfolio (other than credit card loans) would be divided by the bank’s total assets to determine the percentage of assets represented by that loan category. Each percentage is then multiplied by that loan category’s historical weighted average industry-wide charge-off rate. The sum of these numbers determines the loan mix index value for that bank. The amended regulations are intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions. Most institutions are expected to see lower premiums. A companion regulation assesses banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2016. These assessments will continue until the FICO bonds mature in 2017.
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
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “under capitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly under capitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically under capitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

At December 31, 2016, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

The Volcker Rule prohibits a banking entity from engaging in certain covered transactions, including loans, securities and asset purchases, with any covered fund for which it serves as investment manager, advisor or sponsor or that it organizes and offers. Any transactions with a covered fund must be on terms as favorable to the banking entity as transactions with non-affiliates. Finally, the Volcker Rule prohibits any otherwise permitted proprietary trading or covered fund activity that would involve a material conflict of interest between the banking entity and its customers, result in a material exposure of the banking entity to high risk assets or trading strategies or would pose a threat to the safety and soundness of the banking entity or the financial stability of the United States.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. The Bank opened two new offices, a full service office in Collingswood, New Jersey, opened in September 2016, and a full service office in Philadelphia, Pennsylvania, opened December 2016. Both the new offices are leased. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2016, net property and equipment totaled approximately $5.2 million.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2016 Annual Report is incorporated herein by reference.

(b)	Not applicable.

Treasury Stock: The Company, in 2015, announced Plans to purchase up to 500,000 shares of its own stock. In 2016 there were 294 shares of Treasury stock purchased. In addition the Company issued a 10% stock dividend or 3,874 shares, to Treasury shares held in street name.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2016 Annual Report is incorporated herein by reference.

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

None

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2016 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

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

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2016, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by shareholders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2015 Equity incentive plan	156,860	$10.39	343,140
Total	156,860	$10.39	343,140

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report.

1	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

	•	Management’s Report on Internal Controls

	•	Report of Independent Registered Public Accounting Firm

	•	Consolidated Balance Sheets as of December 31, 2016 and 2015

	•	Consolidated Statements of Income for the Years Ended December 31, 2016 and 2015

	•	Consolidated Statements of Equity for the Years Ended December 31, 2016 and 2015

	•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

	•	Notes to Consolidated Financial Statements

2	Schedules omitted as they are not applicable.

3	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)

4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Supplemental Executive Retirement Plan (1)
10.3	1999 Stock Option Plan (1)
10.4	2002 Stock Option Plan (1)
10.5	2003 Stock Option Plan (1)
10.6	2005 Stock Option Plan (4)
10.7	2015 Equity Incentive Plan (5)
10.8	SERP Agreement with Elizabeth A. Milavsky (6)
10.9	SERP Agreement with John F. Hawkins (6)
10.10	Management Change in Control Severance Agreement with Elizabeth A. Milavsky (3)
10.11	Management Change in Control Severance Agreement with John F. Hawkins (3)
10.12	Management Change in Control Severance Agreement with David Middlebrook
10.13	Management Change in Control Severance Agreement with Paul Palmieri
10.14	Management Change in Control Severance Agreement with Daniel Sulpizio
10.15	Management Change in Control Severance Agreement with Ralph Gallo
10.16	Management Change in Control Severance Agreement with Dolores Calvello
13	Annual Report to Shareholders for the fiscal year ended December 31, 2016
21	Subsidiaries of the Registrant
23	Consent of RSM US LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on December 20, 2005.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2015 (333-208051).

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 22, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 17, 2017	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2017.

/s/ Celestino R. Pennoni	/s/ Vito S. Pantilione
Celestino R. Pennoni	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Fred G. Choate	/s/ Daniel J. Dalton
Fred G. Choate	Daniel J. Dalton
Director	Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Edward Infantolino	/s/ Jeffrey H. Krippitz
Edward Infantolino	Jeffrey H. Krippitz
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ John F. Hawkins
Jack C. Sheppard, Jr.	John F. Hawkins
Director	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)