Form 10-Q
period 2017-03-31
PARKE BANCORP, INC.
filed 2017-05-12
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017.
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

Yes [X]                No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]             Accelerated filer [  ]            Non-accelerated filer [  ]          Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                No [X]

As of May 12, 2017, there were issued and outstanding 6,888,464 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from financial institutions	$4,617	$4,399
Federal funds sold and cash equivalents	35,113	66,321
Total cash and cash equivalents	39,730	70,720
Investment securities available for sale, at fair value	43,306	44,854
Investment securities held to maturity (fair value of $2,433 at March 31, 2017 and $2,411 at December 31, 2016)	2,235	2,224
Total investment securities	45,541	47,078
Loans held for sale	1,542	—
Loans, net of unearned income	885,089	851,953
Less: Allowance for loan losses	(15,475)	(15,580)
Net loans	869,614	836,373
Accrued interest receivable	3,225	3,117
Premises and equipment, net	5,176	5,197
Other real estate owned (OREO)	9,829	10,528
Restricted stock, at cost	4,658	4,658
Bank owned life insurance (BOLI)	24,704	24,544
Deferred tax asset	10,439	10,746
Other assets	1,930	3,224
Total Assets	$1,016,388	$1,016,185
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$61,840	$92,535
Interest-bearing deposits	725,206	696,159
Total deposits	787,046	788,694
FHLBNY borrowings	79,650	79,650
Subordinated debentures	13,403	13,403
Accrued interest payable	620	655
Other liabilities	5,970	6,693
Total liabilities	886,689	889,095
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; Outstanding March 31, 2017 19,903 shares December 31, 2016 20,000 shares	19,903	20,000
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 7,172,986 shares at March 31, 2017 and 7,147,952 at December 31, 2016	716	715
Additional paid-in capital	62,488	62,300
Retained earnings	49,955	47,483
Accumulated other comprehensive income (loss)	(303)	(349)
Treasury stock, 284,522 shares at March 31, 2017 and 284,522 shares at December 31, 2016, at cost	(3,015)	(3,015)
Total shareholders’ equity	129,744	127,134
Noncontrolling interest in consolidated subsidiaries	(45)	(44)
Total equity	129,699	127,090
Total liabilities and equity	$1,016,388	$1,016,185
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands except share data)
Interest income:
Interest and fees on loans	$10,651	$9,963
Interest and dividends on investments	374	356
Interest on federal funds sold and cash equivalents	72	23
Total interest income	11,097	10,342
Interest expense:
Interest on deposits	1,466	1,255
Interest on borrowings	375	334
Total interest expense	1,841	1,589
Net interest income	9,256	8,753
Provision for loan losses	500	700
Net interest income after provision for loan losses	8,756	8,053
Noninterest income:
Gain on sale of SBA loans	—	1,432
Loan fees	66	347
Gain on Bank Owned Life Insurance	160	177
Service fees on deposit accounts	88	74
Loss on sale and write-down of real estate owned	(6)	(967)
Other	87	112
Total noninterest income	395	1,175
Noninterest expense:
Compensation and benefits	1,901	2,085
Professional services	365	457
Occupancy and equipment	343	332
Data processing	181	133
FDIC insurance	70	176
OREO expense	157	329
Other operating expense	672	1,182
Total noninterest expense	3,689	4,694
Income before income tax expense	5,462	4,534
Income tax expense	2,004	1,546
Net income attributable to Company and noncontrolling interest	3,458	2,988
Net income attributable to noncontrolling interest	1	(380)
Net income attributable to Company	3,459	2,608
Preferred stock dividend and discount accretion	299	300
Net income available to common shareholders	$3,160	$2,308
Earnings per common share:
Basic	$0.46	$0.34
Diluted	$0.38	$0.29
Weighted average shares outstanding:
Basic	6,876,915	6,843,076
Diluted	9,011,226	8,938,253
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Company	$3,459	$2,608
Unrealized gains (losses) on securities:
Non-credit related unrealized gains on securities with OTTI	10	—
Unrealized gains on securities without OTTI	67	623
Tax impact	(31)	(248)
Total unrealized gains (losses) on securities	46	375
Total comprehensive income	$3,505	$2,983
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2016	$20,000	7,147,952	$715	$62,300	$47,483	$(349)	$(3,015)	$127,134	$(44)	$127,090
Common stock options exercised		24,033		163				163		163
Preferred stock options conversion	(97)	1,001	1	7				(89)		(89)
Net income					3,459			3,459	(1)	3,458
Other comprehensive income						46		46		46
Stock compensation				18				18		18
Dividend on preferred stock					(299)			(299)		(299)
Dividend on common stock (.10 per share)					(688)			(688)		(688)
Balance, March 31, 2017	$19,903	7,172,986	$716	$62,488	$49,955	$(303)	$(3,015)	$129,744	$(45)	$129,699
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2017	2016
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$3,458	$2,988
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	69	78
Provision for loan losses	500	700
Gain on Bank owned life insurance	(160)	(177)
Originations of loans held for sale	(1,542)	—
Gain on sale of SBA loans	—	(1,432)
SBA loans originated for sale	—	(11,405)
Proceeds from sale of SBA loans originated for sale	—	13,409
Loss on sale & write down of OREO	6	967
Net accretion of purchase premiums and discounts on securities	17	(29)
Deferred income tax benefit	307	—
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable and other assets	1,058	(392)
Decrease in accrued interest payable and other accrued liabilities	(758)	(3,715)
Net cash provided by operating activities	2,955	992
Cash Flows from Investing Activities:
Purchases of restricted stock	—	(225)
Proceeds from maturities and principal payments on mortgage backed securities	1,597	1,380
Donated OREO property	(30)	—
Proceeds from sale of OREO	885	76
Capital improvements on OREO	(103)	(26)
Net increase in loans	(33,800)	(44,579)
Purchases of bank premises and equipment	(48)	(126)
Net cash used in investing activities	(31,499)	(43,500)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(987)	(738)
Purchase of treasury stock	—	(4)
Proceeds from exercise of stock options	171	—
Stock compensation	18	11
Net increase in FHLBNY and short term borrowings	—	5,000
Net decrease in noninterest-bearing deposits	(30,695)	(2,211)
Net increase in interest-bearing deposits	29,047	39,964
Net cash provided by financing activities	(2,446)	42,022
Net decrease in cash and cash equivalents	(30,990)	(486)
Cash and Cash Equivalents, January 1,	70,720	27,429
Cash and Cash Equivalents, March 31,	$39,730	$26,943
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$1,875	$1,610
Income taxes	$2,004	$1,100
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$59	$511
Dividends accrued during the period	$985	$803
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

In December of 2013, the Company completed a private placement of newly designated 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into 103.3446 shares of Common Stock. During the quarter ended March 31, 2017, 97,000 shares of the issue converted to 10,024 shares of the Company’s Common Stock.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the three months ended March 31, 2017 and 2016 are unaudited. The balance sheet as of December 31, 2016, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:
During August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2016-15, new guidance related to the Statement of Cash Flows. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, and contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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
On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (the ASU). The ASU's changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments.
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

During March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. ASU No. 2016-09(Topic 718) eliminates the concept of additional paid in capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance has had no impact to the consolidated financial statements.
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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2017 and December 31, 2016:

As of March 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$17	$—	$—	$1,017
Residential mortgage-backed securities	41,944	258	486	—	41,716
Collateralized mortgage obligations	140	5	—	—	145
Collateralized debt obligations	727	—	—	299	428
Total available for sale	$43,811	$280	$486	$299	$43,306

Held to maturity:
States and political subdivisions	$2,235	$198	$—	$—	$2,433

As of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$11	$—	$—	$1,011
Residential mortgage-backed securities	43,530	218	508	—	43,240
Collateralized mortgage obligations	160	6	—	—	166
Collateralized debt obligations	746	—	—	309	437
Total available for sale	$45,436	$235	$508	$309	$44,854

Held to maturity:
States and political subdivisions	$2,224	$187	$—	$—	$2,411

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2017 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,227	945
Residential mortgage-backed securities and collateralized mortgage obligations	42,084	41,861
Total available for sale	$43,811	$43,306

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,235	2,433
Due after ten years	—	—
Total held to maturity	$2,235	$2,433

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

Securities with a carrying value of $22.0 million and $23.1 million were pledged to secure public deposits at March 31, 2017 and December 31, 2016, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016:

As of March 31, 2017	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$26,832	$460	$995	$26	$27,827	$486
Total available for sale	$26,832	$460	$995	$26	$27,827	$486

As of December 31, 2016	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$17,519	$484	$1,077	$24	$18,596	$508
Total available for sale	$17,519	$484	$1,077	$24	$18,596	$508

The unrealized losses on the Company’s investment in mortgage-backed securities relate to eleven securities at March 31, 2017 versus 10 securities at December 31, 2016. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investment in these securities to be OTTI at March 31, 2017.

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

The Company did not sell any securities during the three months ended March 31, 2017.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$28,089	3.2%	$26,774	3.1%
Real Estate Construction:
Residential	16,390	1.9	8,825	1.0
Commercial	56,383	6.3	58,469	6.9
Real Estate Mortgage:
Commercial – Owner Occupied	124,886	14.0	123,898	14.5
Commercial – Non-owner Occupied	268,750	30.4	268,123	31.5
Residential – 1 to 4 Family	327,153	37.0	309,340	36.3
Residential – Multifamily	46,872	5.3	39,804	4.7
Consumer	16,566	1.9	16,720	2.0
Total Loans	$885,089	100.0%	$851,953	100.0%

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

An age analysis of past due loans by class at March 31, 2017 and December 31, 2016 follows:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$20	$20	$28,069	$28,089
Real Estate Construction:
Residential	—	—	—	—	16,390	16,390
Commercial	—	—	2,899	2,899	53,484	56,383
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	163	163	124,723	124,886
Commercial – Non-owner Occupied	—	—	3,949	3,949	264,801	268,750
Residential – 1 to 4 Family	921	575	3,023	4,519	322,634	327,153
Residential – Multifamily	—	—	265	265	46,607	46,872
Consumer	135	—	90	225	16,341	16,566
Total Loans	$1,056	$575	$10,409	$12,040	$873,049	$885,089

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$159	$159	$26,615	$26,774
Real Estate Construction:
Residential	—	—	—	—	8,825	8,825
Commercial	—	—	3,241	3,241	55,228	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	—	165	430	595	123,303	123,898
Commercial – Non-owner Occupied	—	—	3,958	3,958	264,165	268,123
Residential – 1 to 4 Family	715	361	3,095	4,171	305,169	309,340
Residential – Multifamily	—	—	308	308	39,496	39,804
Consumer	31	42	107	180	16,540	16,720
Total Loans	$746	$568	$11,298	$12,612	$839,341	$851,953

Impaired Loans: Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

All impaired loans are assessed for recoverability based on an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are generally updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety day period, a charge-off equal to the difference between the loan’s carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on non-accrual status until they are brought current as to both principal and interest and have at least nine months of payment history and future collectability of principal and interest is assured.

Impaired loans at March 31, 2017 and December 31, 2016 are set forth in the following tables:

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$20	$23	$—
Real Estate Construction:
Residential	—	—	—
Commercial	820	820	—
Real Estate Mortgage:
Commercial – Owner Occupied	163	163	—
Commercial – Non-owner Occupied	1,525	1,525	—
Residential – 1 to 4 Family	2,378	2,432	—
Residential – Multifamily	—	—	—
Consumer	90	90	—
	4,996	5,053	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	7,170	11,070	820
Real Estate Mortgage:
Commercial – Owner Occupied	3,885	3,914	58
Commercial – Non-owner Occupied	17,334	19,172	524
Residential – 1 to 4 Family	1,602	1,602	220
Residential – Multifamily	265	311	69
Consumer	—	—	—
	30,256	36,069	1,691
Total:
Commercial and Industrial	20	23	—
Real Estate Construction:
Residential	—	—	—
Commercial	7,990	11,890	820
Real Estate Mortgage:
Commercial – Owner Occupied	4,048	4,077	58
Commercial – Non-owner Occupied	18,859	20,697	524
Residential – 1 to 4 Family	3,980	4,034	220
Residential – Multifamily	265	311	69
Consumer	90	90	—
	$35,252	$41,122	$1,691

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$21	$23	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,161	1,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	3,494	3,739	—
Residential – 1 to 4 Family	2,384	2,434	—
Residential – Multifamily	308	354	—
Consumer	107	107	—
	7,475	7,818	—
With an allowance recorded:
Commercial and Industrial	138	1,392	138
Real Estate Construction:
Residential	—	—	—
Commercial	7,225	11,125	155
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	4,409	498
Commercial – Non-owner Occupied	15,506	17,100	226
Residential – 1 to 4 Family	1,681	1,697	234
Residential – Multifamily	—	—	—
Consumer	—	—	—
	28,930	35,723	1,251
Total:
Commercial and Industrial	159	1,415	138
Real Estate Construction:
Residential	—	—	—
Commercial	8,386	12,286	155
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	4,409	498
Commercial – Non-owner Occupied	19,000	20,839	226
Residential – 1 to 4 Family	4,065	4,131	234
Residential – Multifamily	308	354	—
Consumer	107	107	—
	$36,405	$43,541	$1,251

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$23	$—	$1,086	$12
Real Estate Construction:
Residential	—	—	—	—
Commercial	8,188	57	7,111	22
Real Estate Mortgage:
Commercial – Owner Occupied	4,081	57	4,836	57
Commercial – Non-owner Occupied	18,978	173	24,774	243
Residential – 1 to 4 Family	4,021	19	4,113	28
Residential – Multifamily	287	—	356	4
Consumer	90	1	—	—
Total	$35,668	$307	$42,276	$366

Troubled debt restructuring: Periodically management evaluates our loans in order to determine the appropriate risk rating, interest accrual status and potential classification as a troubled debt restructuring (TDR), some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, changes in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. The Bank considers all TDRs to be impaired.

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

Performing TDRs (not reported as non-accrual loans) totaled $24.8 million and $25.1 million with related allowances of $409,000 and $390,000 as of March 31, 2017 and December 31, 2016, respectively. Nonperforming TDRs were $2.6 million with $69,000 related allowances as of March 31, 2017 and no related allowance as of December 31, 2016, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the three month periods ended March 31, 2017 and 2016. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the three month periods ended March 31, 2017 and 2016.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2017 and December 31, 2016 is as follows:

At March 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$27,974	$115	$—	$—	$28,089
Real Estate Construction:
Residential	16,390	—	—	—	16,390
Commercial	39,445	7,043	9,895	—	56,383
Real Estate Mortgage:
Commercial – Owner Occupied	121,478	3,245	163	—	124,886
Commercial – Non-owner Occupied	261,909	—	6,841	—	268,750
Residential – 1 to 4 Family	322,048	1,932	3,173	—	327,153
Residential – Multifamily	46,607	—	265	—	46,872
Consumer	16,475	—	91	—	16,566
Total	$852,326	$12,335	$20,428	$—	$885,089

At December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$26,515	$121	$138	$—	$26,774
Real Estate Construction:
Residential	8,825	—	—	—	8,825
Commercial	35,656	12,516	10,297	—	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	120,166	3,302	430	—	123,898
Commercial – Non-owner Occupied	261,181	79	6,863	—	268,123
Residential – 1 to 4 Family	304,042	1,536	3,762	—	309,340
Residential – Multifamily	39,496	—	308	—	39,804
Consumer	16,612	—	108	—	16,720
Total	$812,493	$17,554	$21,906	$—	$851,953

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2017 and 2016 is as follows:

Allowance for Loan Losses:	For the three months ended March 31, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,188	$(134)	$35	$76	$1,165
Real Estate Construction:
Residential	268	—	—	(39)	229
Commercial	2,496	—	—	(556)	1,940
Real Estate Mortgage:
Commercial – Owner Occupied	2,082	(430)	—	217	1,869
Commercial – Non-owner Occupied	3,889	—	40	311	4,240
Residential – 1 to 4 Family	4,916	(118)	2	336	5,136
Residential – Multifamily	505	—	—	157	662
Consumer	236	—	—	(2)	234
Total	$15,580	$(682)	$77	$500	$15,475

Allowance for Loan Losses:	For the three months ended March 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$952	$(36)	$—	$(16)	$900
Real Estate Construction:
Residential	247	—	—	(67)	180
Commercial	2,501	—	—	330	2,831
Real Estate Mortgage:
Commercial – Owner Occupied	3,267	—	—	(42)	3,225
Commercial – Non-owner Occupied	3,838	—	—	106	3,944
Residential – 1 to 4 Family	4,802	—	19	275	5,096
Residential – Multifamily	254	—	—	127	381
Consumer	275	—	—	(13)	262
Total	$16,136	$(36)	$19	$700	$16,819

Allowance for Loan Losses, at March 31, 2017	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$—	$1,165	$1,165
Real Estate Construction:
Residential	—	229	229
Commercial	820	1,120	1,940
Real Estate Mortgage:
Commercial – Owner Occupied	58	1,811	1,869
Commercial – Non-owner Occupied	524	3,716	4,240
Residential – 1 to 4 Family	220	4,916	5,136
Residential – Multifamily	69	593	662
Consumer	—	234	234
Total	$1,691	$13,784	$15,475

Allowance for Loan Losses, at December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$138	$1,050	$1,188
Real Estate Construction:
Residential	—	268	268
Commercial	155	2,341	2,496
Real Estate Mortgage:
Commercial – Owner Occupied	498	1,584	2,082
Commercial – Non-owner Occupied	226	3,663	3,889
Residential – 1 to 4 Family	234	4,682	4,916
Residential – Multifamily	—	505	505
Consumer	—	236	236
Total	$1,251	$14,329	$15,580

Loans, at March 31, 2017:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$20	$28,069	$28,089
Real Estate Construction:
Residential	—	16,390	16,390
Commercial	7,989	48,394	56,383
Real Estate Mortgage:
Commercial – Owner Occupied	4,047	120,839	124,886
Commercial – Non-owner Occupied	18,859	249,891	268,750
Residential – 1 to 4 Family	3,981	323,172	327,153
Residential – Multifamily	265	46,607	46,872
Consumer	90	16,476	16,566
Total	$35,251	$849,838	$885,089

Loans, at December 31, 2016:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$159	$26,615	$26,774
Real Estate Construction:
Residential	—	8,825	8,825
Commercial	8,386	50,083	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	119,518	123,898
Commercial – Non-owner Occupied	19,000	249,123	268,123
Residential – 1 to 4 Family	4,065	305,275	309,340
Residential – Multifamily	308	39,496	39,804
Consumer	107	16,613	16,720
Total	$36,405	$815,548	$851,953

NOTE 6. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 was 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2017, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Restrictions
As of March 31, 2017	Actual	Actual	For Capital Adequacy Purposes	For Capital Adequacy Purposes	To be Well- Capitalized Under Prompt Corrective Action Provisions	To be Well- Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
Company	$156,910	18.10%	$74,766	8.625%	$86,685	10.0%
Bank	$153,599	17.71%	$74,785	8.625%	$86,708	10.0%
Tier 1 Risk Based
Company	$146,017	16.84%	$57,429	6.625%	$69,348	8.0%
Bank	$142,703	16.46%	$57,444	6.625%	$69,366	8.0%
Tier 1 Common Equity
Company	$113,114	13.05%	$44,426	5.125%	$56,345	6.5%
Bank	$142,703	16.46%	$44,438	5.125%	$56,360	6.5%
Tier 1 Leverage
Company	$146,017	14.64%	$39,887	4.000%	$49,859	5.0%
Bank	$142,703	14.31%	$39,887	4.000%	$49,859	5.0%

As of December 31, 2016	Actual	Actual	For Capital Adequacy Purposes	For Capital Adequacy Purposes	To be Well- Capitalized Under Prompt Corrective Action Provisions	To be Well- Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
Company	$154,018	18.33%	72,470	8.625%	N/A	N/A
Bank	$150,636	17.93%	72,470	8.625%	84,023	10.0%
Tier 1 Risk Based
Company	$143,453	17.07%	55,666	6.625%	N/A	N/A
Bank	$140,070	16.67%	55,665	6.625%	67,218	8.0%
Tier 1 Common Equity
Company	$110,453	13.15%	43,062	5.125%	N/A	N/A
Bank	$140,070	16.67%	43,062	5.125%	54,615	6.5%
Tier 1 Leverage
Company	$143,453	15.25%	37,618	4.000%	N/A	N/A
Bank	$140,070	15.29%	36,654	4.000%	45,818	5.0%

NOTE 7. OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(299)	$(309)
Unrealized gains on securities without OTTI	(206)	(273)
Tax impact	202	233
Other comprehensive loss	$(303)	$(349)

NOTE 8. FAIR VALUE

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the "Fair Value Measurements and Disclosures" Topic 820 of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of March 31, 2017
Corporate debt obligations	$—	$1,017	$—	$1,017
Residential mortgage-backed securities	—	41,716	—	41,716
Collateralized mortgage-backed securities	—	145	—	145
Collateralized debt obligations	—	—	428	428
Total	$—	$42,878	$428	$43,306
As of December 31, 2016
Corporate debt obligations	$—	$1,011	$—	$1,011
Residential mortgage-backed securities	—	43,240	—	43,240
Collateralized mortgage-backed securities	—	166	—	166
Collateralized debt obligations	—	—	437	437
Total	$—	$44,417	$437	$44,854

For the three months ended March 31, 2017, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2017

	Securities Available for Sale
	March 31, 2017	March 31, 2016

	(amounts in thousands)
Beginning balance at January 1,	$437	$462
Total net losses included in:
Settlements	(9)	(25)
Ending balance	$428	$437

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2017
Collateral-dependent impaired loans	$—	$—	$15,128	$15,128
OREO	—	—	9,829	9,829
As of December 31, 2016
Collateral-dependent impaired loans	$—	$—	$16,070	$16,070
OREO	—	—	10,528	10,528

Collateral-dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $15.1 million and $16.1 million at March 31, 2017 and December 31, 2016 respectively, with a valuation allowance of $1.4 million and $931,000 thousand at March 31, 2017 and December 31, 2016, respectively. The valuation allowance for collateral dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2017 and December 31, 2016:

	Level in Fair Value Hierarchy	March 31, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$39,730	$39,730	$70,720	$70,720
Investment securities AFS	(1)	43,306	43,306	44,854	44,854
Investment securities HTM	Level 2	2,235	2,433	2,224	2,411
Restricted stock	Level 2	4,658	4,658	4,658	4,658
Loans held for sale	Level 2	1,542	1,542	—	—
Loans, net	(2)	869,614	882,038	836,373	844,290
Accrued interest receivable	Level 2	3,225	3,225	3,117	3,117
Financial Liabilities:
Demand and savings deposits	Level 2	$406,255	$406,255	$446,027	$446,027
Time deposits	Level 2	380,791	382,114	342,668	344,300
Borrowings	Level 2	93,053	92,240	93,053	90,362
Accrued interest payable	Level 2	620	620	655	655

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three month periods ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016

Basic earnings per common share
Net income available to common shareholders	$3,160	$2,308
Average common shares outstanding	6,876,915	6,843,076
Basic earnings per common share	$0.46	$0.34
Diluted earnings per common share
Net income available to common shareholders	$3,160	$2,308
Dividend on Series B Preferred Stock	299	300
Average common shares outstanding	6,876,915	6,843,076
Dilutive potential common shares	2,134,311	2,095,177
Total diluted average common shares outstanding	9,011,226	8,938,253
Diluted earnings per common share	$0.38	$0.29

On March 21, 2017, the Company declared a quarterly cash dividend of $0.10 per share to common shareholders of record as of April 14, 2017 and payable on April 28, 2017.

NOTE 10. SUBSEQUENT EVENTS

On April, 18, 2017, the Company declared a 10% common stock dividend. The stock dividend is payable on May 19, 2017, to stockholders of record as of May 5, 2017.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

At March 31, 2017, the Company’s total assets increased slightly to $1.0 billion, an increase of $203,000 or 0.02%.

Cash and cash equivalents decreased $31.0 million to $39.7 million at March 31, 2017 from $70.7 million at December 31, 2016, an decrease of 43.8%. The decrease was due to increased loan production and a decrease in non-interest bearing deposits.

Total investment securities decreased to $45.5 million at March 31, 2017, from $47.1 million at December 31, 2016, a decrease of $1.5 million or 3.3%. The decrease was due to the normal pay downs of mortgage-backed securities.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the three months ended March 31, 2017, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $885.1 million at March 31, 2017 from $852.0 million at December 31, 2016, an increase of $33.1 million or 3.9%. The increase during the quarter is attributable to an increase in commercial real estate and mortgage loans.

Delinquent loans totaled $12.0 million or 1.4% of total loans at March 31, 2017, a decrease of $572,000 from December 31, 2016. Delinquent loan balances by number of days delinquent at March 31, 2017 were: 30 to 89 days --- $1.6 million; 90 days and greater not accruing interest --- $10.4 million.

At March 31, 2017, the Bank had $10.4 million in non-accrual loans or 1.2% of total loans, a decrease from $11.3 million or 1.3% of total loans at December 31, 2016. The three largest nonperforming loan relationships are a $2.1 million land development loan, a $1.9 million commercial real estate loan, and a $1.3 million land development loan.

The composition of non-accrual loans as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(amounts in thousands except ratios)
Commercial and Industrial	$20	$159
Real Estate Construction:
Residential	—	—
Commercial	2,899	3,241
Real Estate Mortgage:
Commercial – Owner Occupied	163	430
Commercial – Non-owner Occupied	3,949	3,958
Residential – 1 to 4 Family	3,023	3,095
Residential – Multifamily	265	308
Consumer	90	107
Total	$10,409	$11,298
Nonperforming loans to total loans	1.2%	1.3%

At March 31, 2017, the allowance for loan losses was $15.5 million, as compared to $15.6 million at December 31, 2016. The ratio of allowance for loan losses to total loans was 1.7% at March 31, 2017 and 1.8% at December 31, 2016. Continued improvements in the credit quality of the loan portfolio has lowered this ratio since the last quarter. The ratio of allowance for loan losses to non-performing loans increased to 148.7% at March 31, 2017, compared to 137.9% at December 31, 2016. During the three month period ended March 31, 2017, the Company charged off $682,000 in loans, and recovered $77,000, compared to $36,000 charged off in the three months ended March 31, 2016, and $19,000 in recoveries. Specific allowances for loan losses have been established in the amount of $1.7 million on impaired loans totaling $35.3 million at March 31, 2017, as compared to $1.3 million on impaired loans totaling $36.4 million at December 31, 2016. We have provided for all losses that are both probable and reasonably estimable at March 31, 2017 and December 31, 2016. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at March 31, 2017 was $9.8 million, compared to $10.5 million at December 31, 2016 with the largest property being a condominium development valued at $3.0 million.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2017	2016
	(amounts in thousands)
Balance at beginning of period	$10,528	$16,629
Real estate acquired in settlement of loans	59	511
Sales of real estate	(885)	(76)
Gain on sale of real estate	51	13
Write-down of real estate carrying values	(57)	(1,026)
Property taken into fixed assets	—	2
Capitalized improvements to real estate	133	72
Balance at end of period	$9,829	$16,125

At March 31, 2017, the Bank’s total deposits decreased to $787.0 million from $788.7 million at December 31, 2016, a decrease of $1.7 million or 0.2%. In January a commercial customer had a $30.0 million wire transfer out of non-interest checking which reduced total deposits. During the first three months of the year the Company closed on a Brokered CD transaction totaling $61.2 million which replaced maturing deposits of $35.5 million and added another $25.7 million. In addition the Company ran a 13 month CD special to make up for the loss in non-interest checking.

Total borrowings remained flat at $79.7 million at March 31, 2017 and December 31, 2016.

Total shareholders’ equity increased to $129.7 million at March 31, 2017 from $127.1 million at December 31, 2016, an increase of $2.6 million or 2.1%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General: Net income available to common shareholders for the three months ended March 31, 2017 was $3.2 million and for the three months ended March 31, 2016 was $2.3 million.

Interest Income: Interest income increased by $755,000, or 7.30%, to $11.1 million for the three months ended March 31, 2017, from $10.3 million for the three months ended March 31, 2016. The increase was attributable to an increase in the average outstanding loan balances, offset by a lower average yield on loans. Average loans for the three month period ended March 31, 2017 were $869.5 million compared to $783.9 million for the same period last year. The average yield on loans was 4.97% for the three months ended March 31, 2017 compared to 5.11% for the same period in 2016.

Interest Expense: Interest expense increased $252,000 to $1.8 million for the three months ended March 31, 2017, from $1.6 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase in the average interest bearing deposits and an increase in rate on deposits and borrowings. The average rate paid on borrowings for the three month period ended March 31, 2017 was 1.63%, compared to 1.32% for the same period last year. Average interest bearing deposits for the three month period ended March 31, 2017 were $709.2 million compared to $631.4 million for the same period last year. The average rate paid on deposits for the three month period ended March 31, 2017 was 0.84% compared to 0.80% for the same period last year.

Net Interest Income: Net interest income increased $503,000 to $9.3 million for the three months ended March 31, 2017, as compared to $8.8 million for the same period last year. We experienced a larger increase in average loans outstanding than we did in our average deposits outstanding. This situation allowed us to increase out net interest income. Our net interest rate spread was 3.80% for the three months ended March 31, 2017, as compared to 4.03% for the same period last year. Our net interest margin decreased 21 basis points to 3.94% for the three months ended March 31, 2017, from 4.15% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $500,000 for the three months ended March 31, 2017, compared to $700,000 for the same period last year. The decrease was primarily due to higher loan quality

Non-interest Income: Non-interest income was $395,000 for the three months ended March 31, 2017, compared to $1.2 million for the same period last year. The decrease was primarily attributable to the $1.4 million in gain on sale of SBA loans during the same period last year.

Non-interest Expense: Non-interest expense decreased $1.0 million to $3.7 million for the three months ended March 31, 2017, from $4.7 million for the three months ended March 31, 2016. The decrease was primarily due to a $184,000 decrease in salary expense, due to the sale of our SBA business, a $172,000 decrease in OREO expense due to the drop in overall OREO balances, and a $510,000 decrease in other operating expenses. The reduction in OREO balances resulted in decreased real estate taxes and general maintenance of the properties owned. These decreases were offset by a $48,000 increase in data processing.

Income Taxes: The Company recorded income tax expense of $2.0 million on income before taxes of $5.5 million for the three months ended March 31, 2017, resulting in an effective tax rate of 36.7%, compared to income tax expense of $1.5 million on income before taxes of $4.5 million for the same period of 2016, resulting in an effective tax rate of 34.1%. Our effective tax rate for the comparative period presented has increased due to overall growth in the bank and our increase in pretax income. This increase diminishes the impact of tax advantaged income and accordingly increases the overall tax rate.

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$869,505	$10,651	4.97%	$783,941	$9,963	5.11%
Investment securities	51,022	374	2.97%	44,524	356	3.22%
Federal funds sold and cash equivalents	31,590	72	0.92%	19,979	23	0.46%
Total interest-earning assets	952,117	$11,097	4.73%	848,444	$10,342	4.90%
Other assets	(15,793)			(16,489)
Allowance for loan losses	60,714			70,425
Total assets	$997,038			$902,380
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$38,911	$53	0.55%	$31,343	$38	0.49%
Money markets	130,146	187	0.58%	117,324	145	0.50%
Savings	182,110	238	0.53%	173,366	230	0.53%
Time deposits	292,027	837	1.16%	269,488	770	1.15%
Brokered certificates of deposit	65,966	151	0.93%	39,900	72	0.73%
Total interest-bearing deposits	709,160	1,466	0.84%	631,421	1,255	0.80%
Borrowings	93,053	375	1.63%	101,515	334	1.32%
Total interest-bearing liabilities	802,213	1,841	0.93%	732,936	1,589	0.87%
Non-interest bearing deposits	59,535			49,896
Other liabilities	6,048			4,911
Total non-interest bearing liabilities	65,583			54,807
Shareholders’ equity	129,242			114,637
Total liabilities and shareholders’ equity	$997,038			$902,380
Net interest income		$9,256			$8,753
Interest rate spread			3.80%			4.03%
Net interest margin			3.94%			4.15%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 112.5% and 108.0% at March 31, 2017 and December 31, 2016, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three month period ended March 31, 2017. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2017, the Company maintained lines of credit with the FHLB of $150.9 million, of which $79.7 million was outstanding at March 31, 2017.

As of March 31, 2017, the Company's investment securities portfolio included $41.7 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At March 31, 2017, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's, President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. The Parke Parties have filed a motion to dismiss all of the claims asserted against the Parke Parties on the grounds that, among other things, the claims asserted were addressed in prior litigation between the parties, including foreclosure actions, resolved in favor of the Parke Parties.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no securities purchased during the three months ending March 31, 2017.

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

PARKE BANCORP, INC.

Date:	May 12, 2017	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2017	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)