Form 10-Q
period 2017-06-30
PARKE BANCORP, INC.
filed 2017-08-14
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017.
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

Yes [  ]                No [X]

As of August 14, 2017, there were issued and outstanding 7,672,003 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from financial institutions	$4,733	$4,399
Federal funds sold and cash equivalents	14,767	66,321
Total cash and cash equivalents	19,500	70,720
Investment securities available for sale, at fair value	41,851	44,854
Investment securities held to maturity (fair value of $2,462 at June 30, 2017 and $2,411 at December 31, 2016)	2,246	2,224
Total investment securities	44,097	47,078
Loans held for sale	1,882	—
Loans, net of unearned income	928,590	851,953
Less: Allowance for loan losses	(16,559)	(15,580)
Net loans	912,031	836,373
Accrued interest receivable	3,326	3,117
Premises and equipment, net	6,899	5,197
Other real estate owned (OREO)	8,722	10,528
Restricted stock, at cost	5,693	4,658
Bank owned life insurance (BOLI)	24,867	24,544
Deferred tax asset	10,566	10,746
Other assets	5,324	3,224
Total Assets	$1,042,907	$1,016,185
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$80,356	$92,535
Interest-bearing deposits	710,172	696,159
Total deposits	790,528	788,694
FHLBNY borrowings	99,650	79,650
Subordinated debentures	13,403	13,403
Accrued interest payable	627	655
Other liabilities	6,467	6,693
Total liabilities	910,675	889,095
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; 19,828 shares outstanding June 30, 2017 and 20,000 shares outstanding December 31, 2016	19,828	20,000
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 7,861,832 shares at June 30, 2017 and 7,147,952 at December 31, 2016	717	715
Additional paid-in capital	62,581	62,300
Retained earnings	52,447	47,483
Accumulated other comprehensive loss	(211)	(349)
Treasury stock, 284,522 shares at June 30, 2017 and 284,522 shares at December 31, 2016, at cost	(3,015)	(3,015)
Total shareholders’ equity	132,347	127,134
Noncontrolling interest in consolidated subsidiaries	(115)	(44)
Total equity	132,232	127,090
Total liabilities and equity	$1,042,907	$1,016,185
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(in thousands except share data)
Interest income:
Interest and fees on loans	$11,356	$10,100	$22,006	$20,062
Interest and dividends on investments	351	316	725	672
Interest on federal funds sold and cash equivalents	63	55	135	78
Total interest income	11,770	10,471	22,866	20,812
Interest expense:
Interest on deposits	1,547	1,375	3,012	2,630
Interest on borrowings	420	339	795	673
Total interest expense	1,967	1,714	3,807	3,303
Net interest income	9,803	8,757	19,059	17,509
Provision for loan losses	1,000	(638)	1,500	62
Net interest income after provision for loan losses	8,803	9,395	17,559	17,447
Noninterest income:
Gain on sale of SBA loans	84	372	84	1,803
Loan fees	175	159	241	506
Gain on Bank Owned Life Insurance	163	182	323	359
Service fees on deposit accounts	99	69	187	143
Loss on sale and write-down of real estate owned	(389)	(75)	(395)	(1,042)
Gain on sale of SBA loan portfolio	—	7,611	—	7,611
Other	459	152	547	263
Total noninterest income	591	8,470	987	9,643
Noninterest expense:
Compensation and benefits	1,692	1,781	3,593	3,865
Professional services	382	369	747	825
Occupancy and equipment	326	311	669	643
Data processing	186	131	368	263
FDIC insurance	71	174	142	349
OREO expense	146	270	303	598
Other operating expense	758	956	1,428	2,138
Total noninterest expense	3,561	3,992	7,250	8,681
Income before income tax expense	5,833	13,873	11,296	18,409
Income tax expense	2,151	5,154	4,155	6,700
Net income attributable to Company and noncontrolling interest	3,682	8,719	7,141	11,709
Net income (loss) attributable to noncontrolling interest	17	(71)	18	(452)
Net income attributable to Company	3,699	8,648	7,159	11,257
Preferred stock dividend and discount accretion	297	300	596	600
Net income available to common shareholders	$3,402	$8,348	$6,563	$10,657
Earnings per common share:
Basic	$0.45	$1.11	$0.87	$1.42
Diluted	$0.37	$0.88	$0.72	$1.15
Weighted average shares outstanding:
Basic	7,577,310	7,495,234	7,570,994	7,480,204
Diluted	9,921,116	9,807,643	9,910,877	9,787,589
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income attributable to Company	$3,699	$8,648	$7,159	$11,257
Unrealized gains on securities:
Non-credit related unrealized gains on securities with OTTI	8	9	18	9
Unrealized gains on securities without OTTI	144	203	211	826
Tax impact	(61)	(85)	(91)	(333)
Total unrealized gains on securities	91	127	138	502
Total comprehensive income	$3,790	$8,775	$7,297	$11,759
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock $1,000 par	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2016	$20,000	7,147,952	$715	$62,300	$47,483	$(349)	$(3,015)	$127,134	$(44)	$127,090
Capital withdrawal by minority (noncontrolling) interest								—	(53)	(53)
Common stock options exercised		7,260		232				232		232
Preferred stock shares conversion	(172)	17,774	2	13				(157)		(157)
Net income					7,159			7,159	(18)	7,141
Other comprehensive income						138		138		138
Stock compensation				36				36		36
Stock dividend 10%		688,846
Dividend on preferred stock					(596)			(596)		(596)
Dividend on common stock (0.10 per share)					(1,599)			(1,599)		(1,599)
Balance, June 30, 2017	$19,828	7,861,832	$717	$62,581	$52,447	$(211)	$(3,015)	$132,347	$(115)	$132,232
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2017	2016
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$7,141	$11,709
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	144	154
Provision for loan losses	1,500	62
Gain on bank owned life insurance	(323)	(359)
Originations of loans held for sale	(2,546)	—
Gain on sale of SBA related assets	—	(7,611)
Gain on sale of SBA loans	(84)	(1,803)
SBA loans originated for sale	—	(14,041)
Proceeds from sale of SBA loans originated for sale	748	18,039
Loss on sale & write down of OREO	395	1,042
Net accretion of purchase premiums and discounts on securities	33	36
Deferred income tax benefit	179	334
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(2,794)	3,518
Decrease in accrued interest payable and other accrued liabilities	(254)	(3,181)
Net cash provided by operating activities	4,139	7,899
Cash Flows from Investing Activities:
(Purchases) redemptions of restricted stock	(1,035)	581
Proceeds from maturities and principal payments on mortgage-backed securities	3,178	3,205
Donated OREO property	(30)	—
Proceeds from sale of SBA related assets	—	50,348
Proceeds from sale of OREO	1,668	3,398
Capital improvements on OREO	(168)	(37)
Net increase in loans	(77,217)	(70,246)
Purchases of bank premises and equipment	(1,846)	(392)
Net cash used in investing activities	(75,450)	(13,143)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(1,973)	(1,539)
Purchase of treasury stock	—	(4)
Minority interest capital withdrawal, net	(53)	(624)
Proceeds from exercise of stock options	247	—
Stock compensation	36	30
Net increase (decrease) in FHLBNY and short term borrowings	20,000	(15,000)
Net decrease in noninterest-bearing deposits	(12,179)	(5,472)
Net increase in interest-bearing deposits	14,013	53,057
Net cash provided by financing activities	20,091	30,448
Net decrease in cash and cash equivalents	(51,220)	25,204
Cash and Cash Equivalents, January 1,	70,720	27,429
Cash and Cash Equivalents, June 30,	$19,500	$52,633
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$3,835	$3,201
Income taxes	$5,654	$4,321
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$59	$589
Dividends accrued during the period	$2,195	$847
See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION

Parke Bancorp, Inc. ("Parke Bancorp” or the "Company") is a bank holding company incorporated under the laws of the State of New Jersey in January 2005 for the sole purpose of becoming the holding company of Parke Bank (the "Bank").

The Bank is a commercial bank which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance (the “Department”) and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Parke Bancorp and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through branches in Galloway Township, Northfield, Washington Township, and Collingswood, New Jersey and Philadelphia, Pennsylvania.

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

The Company and the Bank are subject to the regulations of certain state and federal agencies, and accordingly, the Company and the Bank are periodically examined by such regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank’s business is particularly susceptible to future state and federal legislation and regulations.

In December of 2013, the Company completed a private placement of newly designated 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into 113.679 shares of Common Stock.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the six months ended June 30, 2017 and 2016 are unaudited. The balance sheet as of December 31, 2016, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

Recently Issued Accounting Pronouncements:
During August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, which is new guidance related to the Statement of Cash Flows. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, and contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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
On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; that is, for a calendar year-end public entity, the changes take effect beginning January 1, 2019. The Company has taken a close look at the accounting standard and finds that the change to ASU No. 2016-02 should not have a large impact on the Bank's financial statements.

During March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. ASU No. 2016-09 (Topic 718) eliminates the concept of additional paid-in capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance has had no impact to the consolidated financial statements.
During May 2014, the FASB issued Accounting Standards No. 2014-09, Revenue from Contracts with Customers. ASU No.2014-09 (Topic 606) supersedes the revenue recognition requirements in Accounting Standards Codification Topic 606, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. During August 2015, the FASB provided a one-year deferral of the effective date; therefore, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance. Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing. The guidance has specifically excluded revenue derived from financial instruments, the source of the majority of the Company’s revenue, and the impact of the guidance will not be material.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2017 and December 31, 2016:

As of June 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$32	$—	$—	$1,032
Residential mortgage-backed securities	40,366	275	373	—	40,268
Collateralized mortgage obligations	126	4	—	—	130
Collateralized debt obligations	712	—	—	291	421
Total available for sale	$42,204	$311	$373	$291	$41,851

Held to maturity:
States and political subdivisions	$2,246	$216	$—	$—	$2,462

As of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$11	$—	$—	$1,011
Residential mortgage-backed securities	43,530	218	508	—	43,240
Collateralized mortgage obligations	160	6	—	—	166
Collateralized debt obligations	746	—	—	309	437
Total available for sale	$45,436	$235	$508	$309	$44,854

Held to maturity:
States and political subdivisions	$2,224	$187	$—	$—	$2,411

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2017 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,212	953
Residential mortgage-backed securities and collateralized mortgage obligations	40,492	40,398
Total available for sale	$42,204	$41,851

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,246	2,462
Due after ten years	—	—
Total held to maturity	$2,246	$2,462

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

Securities with a carrying value of $25.8 million and $23.1 million were pledged to secure public deposits at June 30, 2017 and December 31, 2016, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016:

As of June 30, 2017	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$15,802	$348	$911	$25	$16,713	$373
Total available for sale	$15,802	$348	$911	$25	$16,713	$373

As of December 31, 2016	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$17,519	$484	$1,077	$24	$18,596	$508
Total available for sale	$17,519	$484	$1,077	$24	$18,596	$508

The unrealized losses on the Company’s investment in mortgage-backed securities relate to nine securities at June 30, 2017 versus 10 securities at December 31, 2016. The losses were caused by movement in interest rates. The securities were issued by FNMA, a government sponsored entity. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investment in these securities to be OTTI at June 30, 2017.

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

The present value of expected future cash flows is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructuring or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity.

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

The Company did not sell any securities during the six months ended June 30, 2017.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$27,097	2.9%	$26,774	3.1%
Real Estate Construction:
Residential	18,862	2.0	8,825	1.0
Commercial	59,113	6.4	58,469	6.9
Real Estate Mortgage:
Commercial – Owner Occupied	122,054	13.2	123,898	14.5
Commercial – Non-owner Occupied	283,396	30.5	268,123	31.5
Residential – 1 to 4 Family	350,445	37.7	309,340	36.3
Residential – Multifamily	51,461	5.6	39,804	4.7
Consumer	16,162	1.7	16,720	2.0
Total Loans	$928,590	100.0%	$851,953	100.0%

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

Construction Loans: With respect to construction loans to developers and builders that are secured by non-owner occupied properties, loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are also generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, or sales of developed property until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

An age analysis of past due loans by class at June 30, 2017 and December 31, 2016 follows:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$19	$19	$27,078	$27,097
Real Estate Construction:
Residential	—	—	—	—	18,862	18,862
Commercial	—	—	2,515	2,515	56,598	59,113
Real Estate Mortgage:
Commercial – Owner Occupied	—	2,749	159	2,908	119,146	122,054
Commercial – Non-owner Occupied	—	—	2,488	2,488	280,908	283,396
Residential – 1 to 4 Family	356	337	3,178	3,871	346,574	350,445
Residential – Multifamily	—	—	50	50	51,411	51,461
Consumer	—	—	90	90	16,072	16,162
Total Loans	$356	$3,086	$8,499	$11,941	$916,649	$928,590

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$159	$159	$26,615	$26,774
Real Estate Construction:
Residential	—	—	—	—	8,825	8,825
Commercial	—	—	3,241	3,241	55,228	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	—	165	430	595	123,303	123,898
Commercial – Non-owner Occupied	—	—	3,958	3,958	264,165	268,123
Residential – 1 to 4 Family	715	361	3,095	4,171	305,169	309,340
Residential – Multifamily	—	—	308	308	39,496	39,804
Consumer	31	42	107	180	16,540	16,720
Total Loans	$746	$568	$11,298	$12,612	$839,341	$851,953

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

Impaired loans at June 30, 2017 and December 31, 2016 are set forth in the following tables:

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$19	$22	$—
Real Estate Construction:
Residential	—	—	—
Commercial	435	435	—
Real Estate Mortgage:
Commercial – Owner Occupied	159	159	—
Commercial – Non-owner Occupied	2,560	2,805	—
Residential – 1 to 4 Family	2,542	2,598	—
Residential – Multifamily	—	—	—
Consumer	90	90	—
	5,805	6,109	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	6,747	10,647	810
Real Estate Mortgage:
Commercial – Owner Occupied	3,812	3,841	57
Commercial – Non-owner Occupied	14,720	16,315	906
Residential – 1 to 4 Family	1,582	1,582	212
Residential – Multifamily	50	95	50
Consumer	—	—	—
	26,911	32,480	2,035
Total:
Commercial and Industrial	19	22	—
Real Estate Construction:
Residential	—	—	—
Commercial	7,182	11,082	810
Real Estate Mortgage:
Commercial – Owner Occupied	3,971	4,000	57
Commercial – Non-owner Occupied	17,280	19,120	906
Residential – 1 to 4 Family	4,124	4,180	212
Residential – Multifamily	50	95	50
Consumer	90	90	—
	$32,716	$38,589	$2,035

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$21	$23	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,161	1,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	3,494	3,739	—
Residential – 1 to 4 Family	2,384	2,434	—
Residential – Multifamily	308	354	—
Consumer	107	107	—
	7,475	7,818	—
With an allowance recorded:
Commercial and Industrial	138	1,392	138
Real Estate Construction:
Residential	—	—	—
Commercial	7,225	11,125	155
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	4,409	498
Commercial – Non-owner Occupied	15,506	17,100	226
Residential – 1 to 4 Family	1,681	1,697	234
Residential – Multifamily	—	—	—
Consumer	—	—	—
	28,930	35,723	1,251
Total:
Commercial and Industrial	159	1,415	138
Real Estate Construction:
Residential	—	—	—
Commercial	8,386	12,286	155
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	4,409	498
Commercial – Non-owner Occupied	19,000	20,839	226
Residential – 1 to 4 Family	4,065	4,131	234
Residential – Multifamily	308	354	—
Consumer	107	107	—
	$36,405	$43,541	$1,251

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$23	$—	$1,691	$—
Real Estate Construction:
Residential	—	—	—	—
Commercial	9,158	51	13,302	59
Real Estate Mortgage:
Commercial – Owner Occupied	4,024	40	5,152	44
Commercial – Non-owner Occupied	18,483	155	21,078	191
Residential – 1 to 4 Family	4,179	22	3,645	32
Residential – Multifamily	180	—	354	4
Consumer	90	1	31	—
Total	$36,137	$269	$45,253	$330

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$23	$1	$1,740	$—
Real Estate Construction:
Residential	—	—	—	—
Commercial	8,535	102	13,328	118
Real Estate Mortgage:
Commercial – Owner Occupied	4,054	97	6,036	89
Commercial – Non-owner Occupied	18,248	328	21,140	373
Residential – 1 to 4 Family	4,185	42	3,688	65
Residential – Multifamily	223	—	355	8
Consumer	90	2	31	1
Total	$35,358	$572	$46,318	$654

Troubled debt restructuring: Periodically management evaluates our loans in order to determine the appropriate risk rating, interest accrual status and potential classification as a troubled debt restructuring ("TDR"), some of which are performing and accruing interest. A TDR is a loan on which we have granted a concession due to a borrower’s financial difficulty. These are concessions that would not otherwise be considered. The terms of these modified loans may include extension of maturity, renewals, changes in interest rate, additional collateral requirements or infusion of additional capital into the project by the borrower to reduce debt or to support future debt service. On construction and land development loans we may modify the loan as a result of delays or other project issues such as slower than anticipated sell-outs, insufficient leasing activity and/or a decline in the value of the underlying collateral securing the loan. Management believes that working with a borrower to restructure a loan provides us with a better likelihood of collecting our loan. It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we will use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. The Bank considers all TDRs to be impaired.

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

We also review the financial performance of the borrower over the past year to be reasonably assured of repayment and performance according to the modified terms. This review consists of an analysis of the borrower’s historical results; the borrower’s projected results over the next four quarters; and current financial information of the borrower and any guarantors. The projected repayment source needs to be reliable, verifiable, quantifiable and sustainable. In addition, all TDRs are reviewed quarterly to determine the amount of any impairment. At the time of restructuring, the amount of the loan principal for which we are not reasonably assured of repayment is charged-off, but not forgiven.

A borrower with a restructured loan must make a minimum of six consecutive monthly payments at the restructured level and be current as to both interest and principal to be returned to accrual status.

Performing TDRs (not reported as non-accrual loans) totaled $24.2 million and $24.8 million with related allowances of $831,000 and $409,000 as of June 30, 2017 and December 31, 2016, respectively. Nonperforming TDRs were 749,000 with $50,000 related allowances as of June 30, 2017 and no related allowance as of December 31, 2016, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the six month periods ended June 30, 2017 and 2016. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the six month periods ended June 30, 2017 and 2016.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2017 and December 31, 2016 is as follows:

At June 30, 2017	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$26,988	$109	$—	$—	$27,097
Real Estate Construction:
Residential	18,862	—	—	—	18,862
Commercial	42,697	6,955	9,461	—	59,113
Real Estate Mortgage:
Commercial – Owner Occupied	119,141	2,754	159	—	122,054
Commercial – Non-owner Occupied	278,017	—	5,379	—	283,396
Residential – 1 to 4 Family	345,446	1,674	3,325	—	350,445
Residential – Multifamily	51,411	—	50	—	51,461
Consumer	16,072	—	90	—	16,162
Total	$898,634	$11,492	$18,464	$—	$928,590

At December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$26,515	$121	$138	$—	$26,774
Real Estate Construction:
Residential	8,825	—	—	—	8,825
Commercial	35,656	12,516	10,297	—	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	120,166	3,302	430	—	123,898
Commercial – Non-owner Occupied	261,181	79	6,863	—	268,123
Residential – 1 to 4 Family	304,042	1,536	3,762	—	309,340
Residential – Multifamily	39,496	—	308	—	39,804
Consumer	16,612	—	108	—	16,720
Total	$812,493	$17,554	$21,906	$—	$851,953

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

An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2017 and 2016 is as follows:

Allowance for Loan Losses:	For the three months ended June 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,165	$—	$8	$29	$1,202
Real Estate Construction:
Residential	229	—	—	35	264
Commercial	1,940	—	—	54	1,994
Real Estate Mortgage:
Commercial – Owner Occupied	1,869	—	69	(103)	1,835
Commercial – Non-owner Occupied	4,240	—	5	670	4,915
Residential – 1 to 4 Family	5,136	—	2	284	5,422
Residential – Multifamily	662	—	—	37	699
Consumer	234	—	—	(6)	228
Total	$15,475	$—	$84	$1,000	$16,559

Allowance for Loan Losses:	For the three months ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$900	$(40)	$1	$9	$870
Real Estate Construction:
Residential	180	—	—	72	252
Commercial	2,831	(1,081)	—	762	2,512
Real Estate Mortgage:
Commercial – Owner Occupied	3,225	—	—	(1,539)	1,686
Commercial – Non-owner Occupied	3,944	(154)	—	133	3,923
Residential – 1 to 4 Family	5,096	(698)	1	(177)	4,222
Residential – Multifamily	381	(45)	—	116	452
Consumer	262	—	—	(14)	248
Total	$16,819	$(2,018)	$2	$(638)	$14,165

Allowance for Loan Losses:	For the six months ended June 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,188	$(134)	$42	$106	$1,202
Real Estate Construction:
Residential	268	—	—	(4)	264
Commercial	2,496	—	—	(502)	1,994
Real Estate Mortgage:
Commercial – Owner Occupied	2,082	(430)	69	114	1,835
Commercial – Non-owner Occupied	3,889	—	45	981	4,915
Residential – 1 to 4 Family	4,916	(118)	5	619	5,422
Residential – Multifamily	505	—	—	194	699
Consumer	236	—	—	(8)	228
Total	$15,580	$(682)	$161	$1,500	$16,559

Allowance for Loan Losses:	For the six months ended June 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$952	$(76)	$1	$(7)	$870
Real Estate Construction:
Residential	247	—	—	5	252
Commercial	2,501	(1,081)	—	1,092	2,512
Real Estate Mortgage:
Commercial – Owner Occupied	3,267	—	—	(1,581)	1,686
Commercial – Non-owner Occupied	3,838	(154)	—	239	3,923
Residential – 1 to 4 Family	4,802	(698)	20	98	4,222
Residential – Multifamily	254	(45)	—	243	452
Consumer	275	—	—	(27)	248
Total	$16,136	$(2,054)	$21	$62	$14,165

Allowance for Loan Losses, at June 30, 2017	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$—	$1,202	$1,202
Real Estate Construction:
Residential	—	264	264
Commercial	810	1,184	1,994
Real Estate Mortgage:
Commercial – Owner Occupied	57	1,778	1,835
Commercial – Non-owner Occupied	906	4,009	4,915
Residential – 1 to 4 Family	212	5,210	5,422
Residential – Multifamily	50	649	699
Consumer	—	228	228
Total	$2,035	$14,524	$16,559

Allowance for Loan Losses, at December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$138	$1,050	$1,188
Real Estate Construction:
Residential	—	268	268
Commercial	155	2,341	2,496
Real Estate Mortgage:
Commercial – Owner Occupied	498	1,584	2,082
Commercial – Non-owner Occupied	226	3,663	3,889
Residential – 1 to 4 Family	234	4,682	4,916
Residential – Multifamily	—	505	505
Consumer	—	236	236
Total	$1,251	$14,329	$15,580

Loans, at June 30, 2017:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$19	$27,078	$27,097
Real Estate Construction:
Residential	—	18,862	18,862
Commercial	7,182	51,931	59,113
Real Estate Mortgage:
Commercial – Owner Occupied	3,971	118,083	122,054
Commercial – Non-owner Occupied	17,280	266,116	283,396
Residential – 1 to 4 Family	4,124	346,321	350,445
Residential – Multifamily	50	51,411	51,461
Consumer	90	16,072	16,162
Total	$32,716	$895,874	$928,590

Loans, at December 31, 2016:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$159	$26,615	$26,774
Real Estate Construction:
Residential	—	8,825	8,825
Commercial	8,386	50,083	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	119,518	123,898
Commercial – Non-owner Occupied	19,000	249,123	268,123
Residential – 1 to 4 Family	4,065	305,275	309,340
Residential – Multifamily	308	39,496	39,804
Consumer	107	16,613	16,720
Total	$36,405	$815,548	$851,953

NOTE 6. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2017, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Restrictions
As of June 30, 2017	Actual	Actual	For Capital Adequacy Purposes	For Capital Adequacy Purposes	To be Well- Capitalized Under Prompt Corrective Action Provisions	To be Well- Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
Company	$159,904	17.56%	$84,232	9.250%	N/A	N/A
Bank	$156,554	17.19%	$84,232	9.250%	$91,062	10.0%
Tier 1 Risk Based
Company	$148,458	16.30%	$66,020	7.250%	N/A	N/A
Bank	$145,107	15.94%	$66,020	7.250%	$72,849	8.0%
Tier 1 Common Equity
Company	$115,630	12.70%	$52,360	5.750%	N/A	N/A
Bank	$145,107	15.94%	$52,360	5.750%	$59,190	6.5%
Tier 1 Leverage
Company	$148,458	14.64%	$40,568	4.000%	N/A	N/A
Bank	$145,107	14.31%	$40,568	4.000%	$50,710	5.0%

As of December 31, 2016	Actual	Actual	For Capital Adequacy Purposes	For Capital Adequacy Purposes	To be Well- Capitalized Under Prompt Corrective Action Provisions	To be Well- Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk Based Capital
Company	$154,018	18.33%	72,470	8.625%	N/A	N/A
Bank	$150,636	17.93%	72,470	8.625%	84,023	10.0%
Tier 1 Risk Based
Company	$143,453	17.07%	55,666	6.625%	N/A	N/A
Bank	$140,070	16.67%	55,665	6.625%	67,218	8.0%
Tier 1 Common Equity
Company	$110,453	13.15%	43,062	5.125%	N/A	N/A
Bank	$140,070	16.67%	43,062	5.125%	54,615	6.5%
Tier 1 Leverage
Company	$143,453	15.25%	37,618	4.000%	N/A	N/A
Bank	$140,070	15.29%	36,654	4.000%	45,818	5.0%

NOTE 7. OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(291)	$(309)
Unrealized gains on securities without OTTI	(62)	(273)
Tax impact	142	233
Other comprehensive loss	$(211)	$(349)

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

Cash flows were developed based on the estimated speeds at which the TruPS are expected to prepay (a range of 1% to 2%), the estimated rates at which the TruPS are expected to defer payments, the estimated rates at which the TruPS are expected to default (a range of 0.57% to 0.66%), and the severity of the losses on securities which default of 95%. TruPS generally allow for prepayment by the issuer without a prepayment penalty any time after five years. A 1% prepayment rate was assumed going forward. Estimates for the Constant Default Rate (“CDR”) are based on the payment characteristics of the TruPS themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the TruPS issuers in the pool. Estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Finally, we consider whether or not the financial institution has received Troubled Asset Relief Program, ("TARP") funding, and if it has, the amount. Longer-term rates of deferral and defaults are based on historical averages. The fair value of each bond was assessed by discounting its projected cash flows by a discount rate. The discount rates were based on the yields of publicly traded TruPS and preferred stock issued by comparably rated banks (3 month LIBOR plus a spread of 4.0% to 9.59%).

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of June 30, 2017
Corporate debt obligations	$—	$1,032	$—	$1,032
Residential mortgage-backed securities	—	40,268	—	40,268
Collateralized mortgage-backed securities	—	130	—	130
Collateralized debt obligations	—	—	421	421
Total	$—	$41,430	$421	$41,851
As of December 31, 2016
Corporate debt obligations	$—	$1,011	$—	$1,011
Residential mortgage-backed securities	—	43,240	—	43,240
Collateralized mortgage-backed securities	—	166	—	166
Collateralized debt obligations	—	—	437	437
Total	$—	$44,417	$437	$44,854

For the six months ended June 30, 2017, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the six months ended June 30, 2017

	Securities Available for Sale
	June 30, 2017	June 30, 2016

	(amounts in thousands)
Beginning balance at January 1,	$437	$462
Total net losses included in:
Settlements	(16)	(7)
Ending balance	$421	$455

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2017
Collateral-dependent impaired loans	$—	$—	$13,166	$13,166
OREO	—	—	8,722	8,722
As of December 31, 2016
Collateral-dependent impaired loans	$—	$—	$16,070	$16,070
OREO	—	—	10,528	10,528

Collateral-dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $13.2 million and $16.1 million at June 30, 2017 and December 31, 2016 respectively, with a valuation allowance of $1.3 million and $931,000 at June 30, 2017 and December 31, 2016, respectively. The valuation allowance for collateral-dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral-dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2017 and December 31, 2016:

	Level in Fair Value Hierarchy	June 30, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$19,500	$19,500	$70,720	$70,720
Investment securities AFS	(1)	41,851	41,851	44,854	44,854
Investment securities HTM	Level 2	2,246	2,462	2,224	2,411
Restricted stock	Level 2	5,693	5,693	4,658	4,658
Loans held for sale	Level 2	1,882	1,882	—	—
Loans, net	(2)	912,031	924,685	836,373	844,290
Accrued interest receivable	Level 2	3,326	3,326	3,117	3,117
Financial Liabilities:
Demand and savings deposits	Level 2	$442,280	$442,280	$446,027	$446,027
Time deposits	Level 2	348,248	349,325	342,668	344,300
Borrowings	Level 2	113,053	112,486	93,053	90,362
Accrued interest payable	Level 2	627	627	655	655

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six month periods ended June 30, 2017 and 2016.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Basic earnings per common share
Net income available to common shareholders	$3,402	$8,348	$6,563	$10,657
Average common shares outstanding	7,577,310	7,495,234	7,570,994	7,480,204
Basic earnings per common share	$0.45	$1.11	$0.87	$1.42
Diluted earnings per common share
Net income available to common shareholders	$3,402	$8,348	$6,563	$10,657
Dividend on Series B Preferred Stock	297	300	596	600
Average common shares outstanding	7,577,310	7,495,234	7,570,994	7,480,204
Dilutive potential common shares	2,343,806	2,312,409	2,339,883	2,307,385
Total diluted average common shares outstanding	9,921,116	9,807,643	9,910,877	9,787,589
Diluted earnings per common share	$0.37	$0.88	$0.72	$1.15
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.

On June 27, 2017, the Company declared a quarterly cash dividend of $0.12 per share to common shareholders of record as of July 14, 2017 and payable on July 28, 2017.

NOTE 10. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2017 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

At June 30, 2017, the Company’s total assets increased to $1.043 billion, an increase of $26.7 million or 2.63%.

Cash and cash equivalents decreased $51.2 million to $19.5 million at June 30, 2017 from $70.7 million at December 31, 2016, an decrease of 72.4%. The decrease was due to increased loan production and a decrease in non-interest bearing deposits.

Total investment securities decreased to $44.1 million at June 30, 2017, from $47.1 million at December 31, 2016, a decrease of $3.0 million or 6.3%. The decrease was due to the normal pay downs of mortgage-backed securities.

Management evaluates the investment portfolio for OTTI on a quarterly basis. Factors considered in the analysis include, but are not limited to, whether an adverse change in cash flows has occurred, the length of time and the extent to which the fair value has been less than cost, whether the Company intends to sell, or will more likely than not be required to sell, the investment before recovery of its amortized cost basis, which may be maturity, credit rating downgrades, the percentage of performing collateral that would need to default or defer to cause a break in yield or a temporary interest shortfall, and management’s assessment of the financial condition of the underlying issuers. For the six months ended June 30, 2017, the Company did not recognize any credit-related OTTI charges.

Total gross loans increased to $928.6 million at June 30, 2017 from $852.0 million at December 31, 2016, an increase of $76.6 million or 9.0%. The increase during the quarter is attributable to an increase in commercial real estate and mortgage loans.

Delinquent loans totaled $11.9 million, or 1.3% of total loans at June 30, 2017, a decrease of $671,000 from December 31, 2016. Delinquent loan balances by number of days delinquent at June 30, 2017 were: 30 to 89 days --- $3.4 million; 90 days and greater not accruing interest --- $8.5 million.

At June 30, 2017, the Bank had $8.5 million in non-accrual loans, or 0.9% of total loans, a decrease from $11.3 million, or 1.3% of total loans, at December 31, 2016. The three largest nonperforming loan relationships are a $2.1 million land development loan, a $1.7 million commercial real estate loan, and a $1.1 million land development loan.

The composition of non-accrual loans as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(amounts in thousands except ratios)
Commercial and Industrial	$19	$159
Real Estate Construction:
Residential	—	—
Commercial	2,515	3,241
Real Estate Mortgage:
Commercial – Owner Occupied	159	430
Commercial – Non-owner Occupied	2,488	3,958
Residential – 1 to 4 Family	3,178	3,095
Residential – Multifamily	50	308
Consumer	90	107
Total	$8,499	$11,298
Nonperforming loans to total loans	0.9%	1.3%

At June 30, 2017, the allowance for loan losses was $16.6 million, as compared to $15.6 million at December 31, 2016. The ratio of allowance for loan losses to total loans remained at 1.8% for both June 30, 2017 and December 31, 2016. The ratio of allowance for loan losses to non-performing loans increased to 194.8% at June 30, 2017, compared to 137.9% at December 31, 2016. During the six month period ended June 30, 2017, the Company charged off $682,000 in loans, and recovered $161,000, compared to $2.1 million charged off in the six months ended June 30, 2016, and $21,000 in recoveries. Specific allowances for loan losses have been established in the amount of $2.0 million on impaired loans totaling $32.7 million at June 30, 2017, as compared to $1.3 million on impaired loans totaling $36.4 million at December 31, 2016. We have provided for all losses that we believe are both probable and reasonably estimable at June 30, 2017 and December 31, 2016. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at June 30, 2017 was $8.7 million, compared to $10.5 million at December 31, 2016 with the largest property being a condominium development valued at $2.6 million.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2017	2016
	(amounts in thousands)
Balance at beginning of period	$10,528	$16,629
Real estate acquired in settlement of loans	59	589
Sales of real estate	(1,668)	(3,398)
Gain on sale of real estate	107	138
Write-down of real estate carrying values	(502)	(1,180)
Donated property	30	—
Capitalized improvements to real estate	168	37
Balance at end of period	$8,722	$12,815

At June 30, 2017, the Bank’s total deposits increased to $790.5 million from $788.7 million at December 31, 2016, an increase of $1.8 million, or 0.2%. In January, a commercial customer had a $30.0 million withdrawal out of non-interest checking which reduced total deposits. During the first three months of the year, the Company closed on a Brokered CD transaction totaling $61.2 million which replaced maturing deposits of $35.5 million and added another $25.7 million. In addition, the Company offered a 13-month CD special in response to the decrease in non-interest checking.

Total borrowings increased $20.0 million to $99.7 million on June 30, 2017 from $79.7 million on December 31, 2016.

Total shareholders’ equity increased to $132.3 million at June 30, 2017 from $127.1 million at December 31, 2016, an increase of $5.2 million or 4.1%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General: Net income available to common shareholders for the three months ended June 30, 2017 was $3.4 million and for the three months ended June 30, 2016 was $8.3 million. The prior period included an approximately $9.3 million pre-tax gain from the sale of our SBA related assets in April of 2016, which includes a $7.6 million gain on sale and relief of $1.7 million of related allowance for loan losses.

Interest Income: Interest income increased by $1.3 million, or 12.41%, to $11.8 million for the three months ended June 30, 2017, from $10.5 million for the three months ended June 30, 2016. The increase was attributable to an increase in the average outstanding loan balances, offset by a small decrease in interest rates. Average loans for the three month period ended June 30, 2017 were $904.5 million compared to $786.8 million for the same period last year. The average yield on loans was 5.04% for the three months ended June 30, 2017 compared to 5.16% for the same period in 2016.

Interest Expense: Interest expense increased $253,000 to $2.0 million for the three months ended June 30, 2017, from $1.7 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in the average interest bearing deposits and an increase in rate on deposits and borrowings. The average rate paid on borrowings for the three month period ended June 30, 2017 was 1.69%, compared to 1.53% for the same period last year. Average interest bearing deposits for the three month period ended June 30, 2017 were $718.0 million compared to $667.0 million for the same period last year. The average rate paid on deposits for the three month period ended June 30, 2017 was 0.86% compared to 0.83% for the same period last year.

Net Interest Income: Net interest income increased $1.0 million to $9.8 million for the three months ended June 30, 2017, as compared to $8.8 million for the same period last year. We experienced a larger increase in average loans outstanding than we did in our average deposits outstanding, resulting in an increase in net interest income. Our net interest rate spread was 3.84% for the three months ended June 30, 2017, as compared to 3.85% for the same period last year. Our net interest margin decreased .01% basis points to 4.00% for the three months ended June 30, 2017, from 3.99% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $1.0 million for the three months ended June 30, 2017, compared to $(638,000) for the same period last year. Prior period allowance included a $1.7 million credit related to the sale of the SBA loan portfolio. Without the credit, the allowance for the prior period would have been $1.1 million. A $100,000 decrease due primarily to higher loan quality.

Non-interest Income: Non-interest income was $591,000 for the three months ended June 30, 2017, compared to $8.5 million for the same period last year. The decrease was primarily attributable to the $7.6 million in gain on sale of our SBA loan portfolio during the same period last year.

Non-interest Expense: Non-interest expense decreased $431,000 to $3.6 million for the three months ended June 30, 2017, from $4.0 million for the three months ended June 30, 2016. The $430,000 decrease in noninterest expense is primarily attributable to the sale of the Company’s SBA business in the second quarter of 2016. Also contributing to the decrease were a $103,000 decrease in FDIC insurance expense and a $124,000 decrease in OREO expense due to the drop in overall OREO balances and properties. These decreases were offset by a $55,000 increase in data processing.

Income Taxes: The Company recorded income tax expense of $2.2 million on income before taxes of $5.8 million for the three months ended June 30, 2017, resulting in an effective tax rate of 36.9%, compared to income tax expense of $5.2 million on income before taxes of $13.9 million for the same period of 2016, resulting in an effective tax rate of 37.2%. Prior year tax expense and income before taxes was affected by the $7.6 million gain on the sale of our SBA loan portfolio and a $1.5 million Historical Tax Credit. Our effective tax rate for the comparative period presented has remained flat.

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$904,487	$11,356	5.04%	$786,800	$10,100	5.16%
Investment securities	50,143	351	2.81%	47,613	316	2.67%
Federal funds sold and cash equivalents	28,210	63	0.90%	49,311	55	0.45%
Total interest-earning assets	982,840	$11,770	4.80%	883,724	$10,471	4.77%
Other assets	64,148			(15,907)
Allowance for loan losses	(15,835)			62,964
Total assets	$1,031,153			$930,781
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$39,321	$48	0.49%	$31,610	$38	0.48%
Money markets	129,839	230	0.71%	119,427	150	0.51%
Savings	186,015	246	0.53%	173,799	229	0.53%
Time deposits	284,286	812	1.15%	289,160	847	1.18%
Brokered certificates of deposit	78,511	211	1.08%	52,970	111	0.84%
Total interest-bearing deposits	717,972	1,547	0.86%	666,966	1,375	0.83%
Borrowings	99,866	420	1.69%	89,207	339	1.53%
Total interest-bearing liabilities	817,838	1,967	0.96%	756,173	1,714	0.91%
Non-interest bearing deposits	75,024			48,890
Other liabilities	5,988			5,437
Total non-interest bearing liabilities	81,012			54,327
Shareholders’ equity	132,303			120,281
Total liabilities and shareholders’ equity	$1,031,153			$930,781
Net interest income		$9,803			$8,757
Interest rate spread			3.84%			3.85%
Net interest margin			4.00%			3.99%

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General: Net income available to common shareholders for the six months ended June 30, 2017 was $6.6 million and for the six months ended June 30, 2016 was $10.7 million. The prior period includes an approximately $5.9 million after tax gain from the sale of our SBA related assets in April of 2016, which includes a $4.8 million gain on sale and relief of $1.1 million of related allowance for loan losses after tax. Net income would have increased by $1.8 million without the sale of our SBA assets.

Interest Income: Interest income increased by $2.1 million, or 9.87%, to 22.9 million for the six months ended June 30, 2017, from 20.8 million for the six months ended June 30, 2016. The increase was attributable to an increase in the average outstanding loan balances, offset by a lower average yield on loans. Average loans for the six month period ended June 30, 2017 were $887.1 million compared to $783.7 million for the same period last year. The average yield on loans was 5.00% for the six months ended June 30, 2017 compared to 5.15% for the same period in 2016.

Interest Expense: Interest expense increased $504,000 to $3.8 million for the six months ended June 30, 2017, from $3.3 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in average interest bearing deposits and an increase in rates on deposits and borrowings. The average rate paid on borrowings for the six month period ended June 30, 2017 was 1.66%, compared to 1.42% for the same period last year. Average interest bearing deposits for the six month period ended June 30, 2017 were $713.6 million, compared to $649.2 million for the same period last year. The average rate paid on deposits for the six month period ended June 30, 2017 was 0.85%, compared to 0.81% for the same period last year.

Net Interest Income: Net interest income increased $1.6 million to $19.1 million for the six months ended June 30, 2017, as compared to $17.5 million for the same period last year. We experienced a larger increase in average loans outstanding than we did in our average deposits outstanding, resulting in an increase to our net interest income. Our net interest rate spread was 3.82% for the six months ended June 30, 2017, as compared to 3.93% for the same period last year. Our net interest margin decreased 9 basis points to 3.97% for the six months ended June 30, 2017, from 4.06% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $1.5 million for the six months ended June 30, 2017, compared to $62,000 for the same period last year. The prior period provision included a $1.7 million credit related to the sale of the SBA loan portfolio. Without the credit, the provision for the prior period would have been $1.8 million. The $300,000 decrease in the provision after adjusting for the credit was due primarily to higher loan quality.

Non-interest Income: Non-interest income was $1.0 million for the six months ended June 30, 2017, compared to $9.6 million for the same period last year. The six months ended June 30, 2016 had included a $1.8 million in gain on sale of SBA loans and a $7.6 million gain on the sale of our SBA loan portfolio. There were no similar transactions in the 2017 period.

Non-interest Expense: Non-interest expense decreased $1.4 million to $7.3 million for the six months ended June 30, 2017, from $8.7 million for the six months ended June 30, 2016. The $430,000 decrease in non-interest expense was primarily attributable to the sale of the Company’s SBA business in the second quarter of 2016. In addition, there was a $295,000 decrease in OREO expense due to the drop in overall OREO balances and properties, a $207,000 decrease in FDIC insurance due to a decrease in assessment rates, and a $710,000 decrease in other operating expenses. The reduction in OREO balances resulted in decreased real estate taxes and general maintenance of the properties owned. These decreases were offset by a $105,000 increase in data processing.

Income Taxes: The Company recorded income tax expense of $4.2 million on income before taxes of $11.3 million for the six months ended June 30, 2017, resulting in an effective tax rate of 36.8%, compared to income tax expense of $6.7 million on income before taxes of $18.4 million for the same period of 2016, resulting in an effective tax rate of 36.4%. Our effective tax rate for the comparative period presented has increased from 36.4% to 36.8% due to overall growth in the Bank and our increase in pretax income. This increase diminishes the impact of tax advantaged income and accordingly increases the overall tax rate. Prior year tax expense and income before taxes was affected by the $7.6 million gain on the sale of our SBA loan portfolio and a $1.5 million Historical Tax Credit.

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$887,093	$22,006	5.00%	$783,741	$20,062	5.15%
Investment securities	50,580	725	2.89%	48,541	672	2.78%
Federal funds sold and cash equivalents	29,890	135	0.91%	34,561	78	0.45%
Total interest-earning assets	967,563	$22,866	4.77%	866,843	$20,812	4.83%
Other assets	62,441			(16,198)
Allowance for loan losses	(15,814)			65,935
Total assets	$1,014,190			$916,580
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$39,117	$100	0.52%	$31,476	$76	0.49%
Money markets	129,992	418	0.65%	118,375	296	0.50%
Savings	184,074	483	0.53%	173,583	459	0.53%
Time deposits	288,135	1,649	1.15%	279,324	1,617	1.16%
Brokered certificates of deposit	72,273	362	1.01%	46,435	182	0.79%
Total interest-bearing deposits	713,591	3,012	0.85%	649,193	2,630	0.81%
Borrowings	96,478	795	1.66%	95,361	673	1.42%
Total interest-bearing liabilities	810,069	3,807	0.95%	744,554	3,303	0.89%
Non-interest bearing deposits	67,322			49,393
Other liabilities	6,018			5,174
Total non-interest bearing liabilities	73,340			54,567
Shareholders’ equity	130,781			117,459
Total liabilities and shareholders’ equity	$1,014,190			$916,580
Net interest income		$19,059			$17,509
Interest rate spread			3.82%			3.93%
Net interest margin			3.97%			4.06%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 117.5% and 108.0% at June 30, 2017 and December 31, 2016, respectively. Funds received from new and existing depositors provided a large source of liquidity for the six month period ended June 30, 2017. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of June 30, 2017, the Company maintained lines of credit with the FHLB of $160.4 million, of which $99.7 million was outstanding at June 30, 2017.

As of June 30, 2017, the Company's investment securities portfolio included $40.3 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At June 30, 2017, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

There were no securities purchased during the three months ended June 30, 2017.

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

PARKE BANCORP, INC.

Date:	August 14, 2017	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2017	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)