Form 10-Q
period 2017-09-30
PARKE BANCORP, INC.
filed 2017-11-13
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017.
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

Yes [  ]                No [X]

As of November 13, 2017, there were issued and outstanding 7,672,013 shares of the registrant's common stock.

PARKE BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from financial institutions	$4,430	$4,399
Federal funds sold and cash equivalents	50,967	66,321
Total cash and cash equivalents	55,397	70,720
Investment securities available for sale, at fair value	40,241	44,854
Investment securities held to maturity (fair value of $2,462 at September 30, 2017 and $2,411 at December 31, 2016)	2,257	2,224
Total investment securities	42,498	47,078
Loans held for sale	1,350	—
Loans, net of unearned income	953,346	851,953
Less: Allowance for loan losses	(15,841)	(15,580)
Net loans	937,505	836,373
Accrued interest receivable	3,636	3,117
Premises and equipment, net	7,058	5,197
Other real estate owned (OREO)	7,487	10,528
Restricted stock, at cost	5,497	4,658
Bank owned life insurance (BOLI)	25,032	24,544
Deferred tax asset	10,170	10,746
Other assets	3,812	3,224
Total Assets	$1,099,442	$1,016,185
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$100,125	$92,535
Interest-bearing deposits	743,426	696,159
Total deposits	843,551	788,694
FHLBNY borrowings	99,650	79,650
Subordinated debentures	13,403	13,403
Accrued interest payable	769	655
Other liabilities	6,798	6,693
Total liabilities	964,171	889,095
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; 18,995 shares outstanding September 30, 2017 and 20,000 shares outstanding December 31, 2016	18,995	20,000
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 7,956,535 shares at September 30, 2017 and 7,147,952 at December 31, 2016	727	715
Additional paid-in capital	63,422	62,300
Retained earnings	55,403	47,483
Accumulated other comprehensive loss	(143)	(349)
Treasury stock, 284,522 shares at September 30, 2017 and 284,522 shares at December 31, 2016, at cost	(3,015)	(3,015)
Total shareholders’ equity	135,389	127,134
Noncontrolling interest in consolidated subsidiaries	(118)	(44)
Total equity	135,271	127,090
Total liabilities and equity	$1,099,442	$1,016,185
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(in thousands except share data)
Interest income:
Interest and fees on loans	$12,404	$10,012	$34,409	$30,074
Interest and dividends on investments	349	293	1,073	966
Interest on federal funds sold and cash equivalents	85	66	220	144
Total interest income	12,838	10,371	35,702	31,184
Interest expense:
Interest on deposits	1,667	1,370	4,679	4,001
Interest on borrowings	480	327	1,276	1,001
Total interest expense	2,147	1,697	5,955	5,002
Net interest income	10,691	8,674	29,747	26,182
Provision for loan losses	500	700	2,000	762
Net interest income after provision for loan losses	10,191	7,974	27,747	25,420
Noninterest income:
Gain on sale of SBA loans	351	—	435	1,803
Loan fees	221	70	463	576
Gain on Bank Owned Life Insurance	165	184	489	542
Service fees on deposit accounts	107	87	294	231
Loss on sale and write-down of real estate owned	(958)	(718)	(1,352)	(1,760)
Gain on sale of SBA loan portfolio	—	—	—	7,611
Other	128	507	674	771
Total noninterest income	14	130	1,003	9,774
Noninterest expense:
Compensation and benefits	1,677	1,687	5,270	5,552
Professional services	405	386	1,151	1,212
Occupancy and equipment	376	315	1,045	958
Data processing	164	236	532	499
FDIC insurance	77	148	218	497
OREO expense	152	249	456	848
Other operating expense	761	1,156	2,189	3,292
Total noninterest expense	3,612	4,177	10,861	12,858
Income before income tax expense	6,593	3,927	17,889	22,336
Income tax expense	2,435	51	6,590	6,751
Net income attributable to Company and noncontrolling interest	4,158	3,876	11,299	15,585
Net income (loss) attributable to noncontrolling interest	3	—	21	(452)
Net income attributable to Company	4,161	3,876	11,320	15,133
Preferred stock dividend and discount accretion	297	300	893	900
Net income available to common shareholders	$3,864	$3,576	$10,427	$14,233
Earnings per common share:
Basic	$0.50	$0.48	$1.37	$1.90
Diluted	$0.42	$0.39	$1.15	$1.54
Weighted average shares outstanding:
Basic	7,652,449	7,527,365	7,598,444	7,496,039
Diluted	9,899,260	9,849,032	9,843,873	9,807,866
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income attributable to Company	$4,161	$3,876	$11,320	$15,133
Unrealized gains on securities:
Non-credit related unrealized gains on securities with OTTI	4	15	22	24
Unrealized gains (losses) on securities without OTTI	111	(47)	322	780
Tax impact	(46)	12	(138)	(321)
Total unrealized gains (losses) on securities	69	(20)	206	483
Total comprehensive income	$4,230	$3,856	$11,526	$15,616
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock $1,000 par	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2016	$20,000	7,147,952	$715	$62,300	$47,483	$(349)	$(3,015)	$127,134	$(44)	$127,090
Capital withdrawal by minority (noncontrolling) interest								—	(53)	(53)
Common stock options exercised		7,270		992				992		992
Preferred stock shares conversion	(1,005)	112,467	12	76				(917)		(917)
Net income					11,320			11,320	(21)	11,299
Other comprehensive income						206		206		206
Stock compensation				54				54		54
Stock dividend 10%		688,846						—		—
Dividend on preferred stock					(880)			(880)		(880)
Dividend on common stock (0.10 per share)					(2,520)			(2,520)		(2,520)
Balance, September 30, 2017	$18,995	7,956,535	$727	$63,422	$55,403	$(143)	$(3,015)	$135,389	$(118)	$135,271
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2017	2016
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$11,299	$15,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229	181
Provision for loan losses	2,000	762
Gain on bank owned life insurance	(489)	(542)
Gain on sale of SBA related assets	—	(7,611)
Gain on sale of SBA loans	(435)	(1,803)
SBA loans originated for sale	(5,189)	(14,041)
Proceeds from sale of SBA loans originated for sale	4,274	18,039
Loss on sale & write down of OREO	1,352	1,760
Net accretion of purchase premiums and discounts on securities	51	67
Deferred income tax benefit	576	322
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(2,471)	2,214
Increase (decrease) in accrued interest payable and other accrued liabilities	219	(3,182)
Net cash provided by operating activities	11,416	11,751
Cash Flows from Investing Activities:
(Purchases) redemptions of restricted stock	(839)	581
Proceeds from maturities and principal payments on mortgage-backed securities	4,873	5,392
Donated OREO property	—	31
Advances on OREO	(169)	47
Proceeds from sale of SBA related assets	—	50,348
Proceeds from sale of OREO	1,989	4,945
Net increase in loans	(103,263)	(104,452)
Purchases of bank premises and equipment	(2,090)	(625)
Net cash used in investing activities	(99,499)	(43,733)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(3,178)	(2,386)
Purchase of treasury stock	—	(4)
Minority interest capital withdrawal, net	(53)	(624)
Proceeds from exercise of stock options	1,080	—
Stock compensation	54	48
Net increase (decrease) in FHLBNY and short term borrowings	20,000	(15,000)
Net increase in noninterest-bearing deposits	7,590	26,909
Net increase in interest-bearing deposits	47,267	47,757
Net cash provided by financing activities	72,760	56,700
Net (decrease) increase in cash and cash equivalents	(15,323)	24,718
Cash and Cash Equivalents, January 1,	70,720	27,429
Cash and Cash Equivalents, September 30,	$55,397	$52,147
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$5,841	$4,916
Income taxes	$5,654	$6,047
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$131	$789
Dividends accrued during the period	$3,400	$847
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 since they do not include all of the information and footnotes required by GAAP. The accompanying interim financial statements for the nine months ended September 30, 2017 and 2016 are unaudited. The balance sheet as of December 31, 2016, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

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

During June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently in the process of gathering historical loan data required for the credit loss methodology and is reviewing a model from a third-party vendor. While we expect this standard will have an impact on the Company’s financial statements, we are still in process of conducting our evaluation.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (the ASU). The ASU's changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not have a significant amount of equity securities classified as available-for-sale (“AFS”). Additionally, we do not have any financial liabilities accounted for under the fair value option. Therefore, the transition adjustment upon adoption of this guidance is not expected to be material.

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; that is, for a calendar year-end public entity, the changes take effect beginning January 1, 2019. The Company is working on gathering all key lease data elements to meet the requirements of the new guidance. The change to ASU No. 2016-02 should not have a major impact on the Company's financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2017 and December 31, 2016:

As of September 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$31	$—	$—	$1,031
Residential mortgage-backed securities	38,664	339	325	—	38,678
Collateralized mortgage obligations	110	4	—	—	114
Collateralized debt obligations	705	—	—	287	418
Total available for sale	$40,479	$374	$325	$287	$40,241

Held to maturity:
States and political subdivisions	$2,257	$205	$—	$—	$2,462

As of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$11	$—	$—	$1,011
Residential mortgage-backed securities	43,530	218	508	—	43,240
Collateralized mortgage obligations	160	6	—	—	166
Collateralized debt obligations	746	—	—	309	437
Total available for sale	$45,436	$235	$508	$309	$44,854

Held to maturity:
States and political subdivisions	$2,224	$187	$—	$—	$2,411

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2017 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	1,205	949
Residential mortgage-backed securities and collateralized mortgage obligations	38,774	38,792
Total available for sale	$40,479	$40,241

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,257	2,462
Due after ten years	—	—
Total held to maturity	$2,257	$2,462

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

Securities with a carrying value of $34.4 million and $23.1 million were pledged to secure public deposits at September 30, 2017 and December 31, 2016, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016:

As of September 30, 2017	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$15,096	$305	$841	$20	$15,937	$325
Total available for sale	$15,096	$305	$841	$20	$15,937	$325

As of December 31, 2016	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$17,519	$484	$1,077	$24	$18,596	$508
Total available for sale	$17,519	$484	$1,077	$24	$18,596	$508

The unrealized losses on the Company’s investment in residential mortgage-backed securities relate to nine securities at September 30, 2017 versus 10 securities at December 31, 2016. The losses were caused by movement in interest rates. The nine securities were all government sponsored entities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investment in these securities to be OTTI at September 30, 2017.

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

The present value of expected future cash flows is determined using the best estimate of cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate of cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics; expectations of delinquency and default rates, loss severity and prepayment speeds; and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructuring or the disposition of assets using bond-specific facts and circumstances including timing, security interests and loss severity.

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

The Company did not sell any securities during the nine months ended September 30, 2017.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$28,046	2.9%	$26,774	3.1%
Real Estate Construction:
Residential	17,725	1.9	8,825	1.0
Commercial	70,100	7.3	58,469	6.9
Real Estate Mortgage:
Commercial – Owner Occupied	114,146	12.0	123,898	14.5
Commercial – Non-owner Occupied	275,314	28.9	268,123	31.5
Residential – 1 to 4 Family	381,467	40.0	309,340	36.3
Residential – Multifamily	50,532	5.3	39,804	4.7
Consumer	16,016	1.7	16,720	2.0
Total Loans	$953,346	100.0%	$851,953	100.0%

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

An age analysis of past due loans by class at September 30, 2017 and December 31, 2016 follows:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$18	$18	$28,028	$28,046
Real Estate Construction:
Residential	—	—	—	—	17,725	17,725
Commercial	—	—	1,532	1,532	68,568	70,100
Real Estate Mortgage:
Commercial – Owner Occupied	187	—	157	344	113,802	114,146
Commercial – Non-owner Occupied	—	—	597	597	274,717	275,314
Residential – 1 to 4 Family	95	354	3,406	3,855	377,612	381,467
Residential – Multifamily	—	—	—	—	50,532	50,532
Consumer	—	—	17	17	15,999	16,016
Total Loans	$282	$354	$5,727	$6,363	$946,983	$953,346

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$159	$159	$26,615	$26,774
Real Estate Construction:
Residential	—	—	—	—	8,825	8,825
Commercial	—	—	3,241	3,241	55,228	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	—	165	430	595	123,303	123,898
Commercial – Non-owner Occupied	—	—	3,958	3,958	264,165	268,123
Residential – 1 to 4 Family	715	361	3,095	4,171	305,169	309,340
Residential – Multifamily	—	—	308	308	39,496	39,804
Consumer	31	42	107	180	16,540	16,720
Total Loans	$746	$568	$11,298	$12,612	$839,341	$851,953

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

Impaired loans at September 30, 2017 and December 31, 2016 are set forth in the following tables:

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$18	$22	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,505	5,996	—
Real Estate Mortgage:
Commercial – Owner Occupied	157	157	—
Commercial – Non-owner Occupied	519	2,335	—
Residential – 1 to 4 Family	3,406	3,466	—
Residential – Multifamily	—	—	—
Consumer	17	17	—
	5,622	11,993	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	4,641	4,738	124
Real Estate Mortgage:
Commercial – Owner Occupied	3,724	3,753	55
Commercial – Non-owner Occupied	12,004	12,004	208
Residential – 1 to 4 Family	933	933	15
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,302	21,428	402
Total:
Commercial and Industrial	18	22	—
Real Estate Construction:
Residential	—	—	—
Commercial	6,146	10,734	124
Real Estate Mortgage:
Commercial – Owner Occupied	3,881	3,910	55
Commercial – Non-owner Occupied	12,523	14,339	208
Residential – 1 to 4 Family	4,339	4,399	15
Residential – Multifamily	—	—	—
Consumer	17	17	—
	$26,924	$33,421	$402

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$21	$23	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,161	1,161	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	3,494	3,739	—
Residential – 1 to 4 Family	2,384	2,434	—
Residential – Multifamily	308	354	—
Consumer	107	107	—
	7,475	7,818	—
With an allowance recorded:
Commercial and Industrial	138	1,392	138
Real Estate Construction:
Residential	—	—	—
Commercial	7,225	11,125	155
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	4,409	498
Commercial – Non-owner Occupied	15,506	17,100	226
Residential – 1 to 4 Family	1,681	1,697	234
Residential – Multifamily	—	—	—
Consumer	—	—	—
	28,930	35,723	1,251
Total:
Commercial and Industrial	159	1,415	138
Real Estate Construction:
Residential	—	—	—
Commercial	8,386	12,286	155
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	4,409	498
Commercial – Non-owner Occupied	19,000	20,839	226
Residential – 1 to 4 Family	4,065	4,131	234
Residential – Multifamily	308	354	—
Consumer	107	107	—
	$36,405	$43,541	$1,251

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$22	$—	$351	$—
Real Estate Construction:
Residential	—	—	—	—
Commercial	10,760	51	9,233	59
Real Estate Mortgage:
Commercial – Owner Occupied	3,955	49	4,978	49
Commercial – Non-owner Occupied	14,392	153	19,168	190
Residential – 1 to 4 Family	4,410	20	3,616	25
Residential – Multifamily	—	—	308	—
Consumer	17	—	37	1
Total	$33,556	$273	$37,691	$324

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$23	$1	$390	$1
Real Estate Construction:
Residential	—	—	—	—
Commercial	8,863	152	9,658	178
Real Estate Mortgage:
Commercial – Owner Occupied	4,018	146	5,044	137
Commercial – Non-owner Occupied	13,733	463	19,281	562
Residential – 1 to 4 Family	4,420	63	3,635	87
Residential – Multifamily	—	—	324	8
Consumer	18	1	37	2
Total	$31,075	$826	$38,369	$975

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

Performing TDRs (not reported as non-accrual loans) totaled $21.2 million and $25.1 million with related allowances of $352,000 and $390,000 as of September 30, 2017 and December 31, 2016, respectively. Nonperforming TDRs were $416,000 with no related allowances as of September 30, 2017 and no related allowance as of December 31, 2016, respectively. All TDRs are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the nine month periods ended September 30, 2017 and 2016. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the nine month periods ended September 30, 2017 and 2016.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2017 and December 31, 2016 is as follows:

At September 30, 2017	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$27,943	$103	$—	$—	$28,046
Real Estate Construction:
Residential	17,725	—	—	—	17,725
Commercial	55,906	5,756	8,438	—	70,100
Real Estate Mortgage:
Commercial – Owner Occupied	111,310	2,679	157	—	114,146
Commercial – Non-owner Occupied	274,575	—	739	—	275,314
Residential – 1 to 4 Family	377,349	570	3,548	—	381,467
Residential – Multifamily	50,532	—	—	—	50,532
Consumer	15,999	—	17	—	16,016
Total	$931,339	$9,108	$12,899	$—	$953,346

At December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$26,515	$121	$138	$—	$26,774
Real Estate Construction:
Residential	8,825	—	—	—	8,825
Commercial	35,656	12,516	10,297	—	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	120,166	3,302	430	—	123,898
Commercial – Non-owner Occupied	261,181	79	6,863	—	268,123
Residential – 1 to 4 Family	304,042	1,536	3,762	—	309,340
Residential – Multifamily	39,496	—	308	—	39,804
Consumer	16,612	—	108	—	16,720
Total	$812,493	$17,554	$21,906	$—	$851,953

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

An analysis of the allowance for loan losses for the three and nine month periods ended September 30, 2017 and 2016 is as follows:

Allowance for Loan Losses:	For the three months ended September 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,202	$—	$3	$(549)	$656
Real Estate Construction:
Residential	264	—	—	(16)	248
Commercial	1,994	(687)	—	470	1,777
Real Estate Mortgage:
Commercial – Owner Occupied	1,835	—	25	(33)	1,827
Commercial – Non-owner Occupied	4,915	(621)	102	225	4,621
Residential – 1 to 4 Family	5,422	—	10	386	5,818
Residential – Multifamily	699	(50)	—	18	667
Consumer	228	—	—	(1)	227
Total	$16,559	$(1,358)	$140	$500	$15,841

Allowance for Loan Losses:	For the three months ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$870	$—	$7	$24	$901
Real Estate Construction:
Residential	252	—	—	27	279
Commercial	2,512	—	—	53	2,565
Real Estate Mortgage:
Commercial – Owner Occupied	1,686	—	—	319	2,005
Commercial – Non-owner Occupied	3,923	—	—	(78)	3,845
Residential – 1 to 4 Family	4,222	—	2	355	4,579
Residential – Multifamily	452	—	—	10	462
Consumer	248	—	—	(10)	238
Total	$14,165	$—	$9	$700	$14,874

Allowance for Loan Losses:	For the nine months ended September 30, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,188	$(134)	$45	$(443)	$656
Real Estate Construction:
Residential	268	—	—	(20)	248
Commercial	2,496	(687)	—	(32)	1,777
Real Estate Mortgage:
Commercial – Owner Occupied	2,082	(430)	94	81	1,827
Commercial – Non-owner Occupied	3,889	(622)	148	1,206	4,621
Residential – 1 to 4 Family	4,916	(118)	15	1,005	5,818
Residential – Multifamily	505	(50)	—	212	667
Consumer	236	—	—	(9)	227
Total	$15,580	$(2,041)	$302	$2,000	$15,841

Allowance for Loan Losses:	For the nine months ended September 30, 2016
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$952	$(76)	$8	$17	$901
Real Estate Construction:
Residential	247	—	—	32	279
Commercial	2,501	(1,081)	—	1,145	2,565
Real Estate Mortgage:
Commercial – Owner Occupied	3,267	—	—	(1,262)	2,005
Commercial – Non-owner Occupied	3,838	(154)	—	161	3,845
Residential – 1 to 4 Family	4,802	(698)	22	453	4,579
Residential – Multifamily	254	(45)	—	253	462
Consumer	275	—	—	(37)	238
Total	$16,136	$(2,054)	$30	$762	$14,874

Allowance for Loan Losses, at September 30, 2017	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$—	$656	$656
Real Estate Construction:
Residential	—	248	248
Commercial	124	1,653	1,777
Real Estate Mortgage:
Commercial – Owner Occupied	55	1,772	1,827
Commercial – Non-owner Occupied	208	4,413	4,621
Residential – 1 to 4 Family	15	5,803	5,818
Residential – Multifamily	—	667	667
Consumer	—	227	227
Total	$402	$15,439	$15,841

Allowance for Loan Losses, at December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$138	$1,050	$1,188
Real Estate Construction:
Residential	—	268	268
Commercial	155	2,341	2,496
Real Estate Mortgage:
Commercial – Owner Occupied	498	1,584	2,082
Commercial – Non-owner Occupied	226	3,663	3,889
Residential – 1 to 4 Family	234	4,682	4,916
Residential – Multifamily	—	505	505
Consumer	—	236	236
Total	$1,251	$14,329	$15,580

Loans, at September 30, 2017:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$18	$28,028	$28,046
Real Estate Construction:
Residential	—	17,725	17,725
Commercial	6,146	63,954	70,100
Real Estate Mortgage:
Commercial – Owner Occupied	3,881	110,265	114,146
Commercial – Non-owner Occupied	12,523	262,791	275,314
Residential – 1 to 4 Family	4,339	377,128	381,467
Residential – Multifamily		50,532	50,532
Consumer	17	15,999	16,016
Total	$26,924	$926,422	$953,346

Loans, at December 31, 2016:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$159	$26,615	$26,774
Real Estate Construction:
Residential	—	8,825	8,825
Commercial	8,386	50,083	58,469
Real Estate Mortgage:
Commercial – Owner Occupied	4,380	119,518	123,898
Commercial – Non-owner Occupied	19,000	249,123	268,123
Residential – 1 to 4 Family	4,065	305,275	309,340
Residential – Multifamily	308	39,496	39,804
Consumer	107	16,613	16,720
Total	$36,405	$815,548	$851,953

NOTE 6. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Restrictions
As of September 30, 2017	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$162,986	17.71%	$73,620	8.00%	$85,123	9.25%	$92,025	10.0%
Tier 1 risk-based capital	151,429	16.46%	55,215	6.00%	66,718	7.25%	73,620	8.0%
Tier 1 leverage	151,426	14.66%	41,319	4.00%	41,319	4.00%	51,648	5.0%
Tier 1 common equity	119,434	12.98%	41,411	4.50%	52,914	5.75%	59,816	6.5%
Parke Bank:
Total risk-based capital	$159,604	17.34%	$73,619	8.00%	$85,122	9.25%	$92,024	10.0%
Tier 1 risk-based capital	148,047	16.09%	55,215	6.00%	66,718	7.25%	73,619	8.0%
Tier 1 leverage	148,047	14.33%	41,319	4.00%	41,319	4.00%	51,648	5.0%
Tier 1 common equity	148,047	16.09%	41,411	4.50%	52,914	5.75%	59,816	6.5%

As of December 31, 2016	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$154,018	18.33%	$67,219	8.00%	$72,470	8.625%	$84,024	10.0%
Tier 1 risk-based capital	143,453	17.07%	50,414	6.00%	55,666	6.625%	67,219	8.0%
Tier 1 leverage	143,453	15.25%	37,618	4.00%	37,618	4.000%	47,023	5.0%
Tier 1 common equity	110,453	13.15%	37,811	4.50%	43,062	5.125%	54,615	6.5%
Parke Bank:
Total risk-based capital	$150,636	17.93%	$67,218	8.00%	$72,470	8.625%	$84,023	10.0%
Tier 1 risk-based capital	140,070	16.67%	50,414	6.00%	55,665	6.625%	67,218	8.0%
Tier 1 leverage	140,070	15.29%	36,654	4.00%	36,654	4.000%	45,818	5.0%
Tier 1 common equity	140,070	16.67%	37,810	4.50%	43,062	5.125%	54,615	6.5%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 7. OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(amounts in thousands)
Securities:
Non-credit unrealized losses on securities with OTTI	$(287)	$(309)
Unrealized gains on securities without OTTI	49	(273)
Tax impact	95	233
Other comprehensive loss	$(143)	$(349)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of September 30, 2017
Corporate debt obligations	$—	$1,031	$—	$1,031
Residential mortgage-backed securities	—	38,678	—	38,678
Collateralized mortgage-backed securities	—	114	—	114
Collateralized debt obligations	—	—	418	418
Total	$—	$39,823	$418	$40,241
As of December 31, 2016
Corporate debt obligations	$—	$1,011	$—	$1,011
Residential mortgage-backed securities	—	43,240	—	43,240
Collateralized mortgage-backed securities	—	166	—	166
Collateralized debt obligations	—	—	437	437
Total	$—	$44,417	$437	$44,854

For the nine months ended September 30, 2017, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine months ended September 30, 2017

	Securities Available for Sale
	September 30, 2017	September 30, 2016

	(amounts in thousands)
Beginning balance at January 1,	$437	$462
Total net losses included in:
Settlements	(19)	(21)
Ending balance	$418	$441

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2017
Collateral-dependent impaired loans	$—	$—	$10,341	$10,341
OREO	—	—	7,487	7,487
As of December 31, 2016
Collateral-dependent impaired loans	$—	$—	$16,070	$16,070
OREO	—	—	10,528	10,528

Collateral-dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $10.3 million and $16.1 million at September 30, 2017 and December 31, 2016 respectively, with a valuation allowance of $402,000 and $931,000 at September 30, 2017 and December 31, 2016, respectively. The valuation allowance for collateral-dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral-dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2017 and December 31, 2016:

	Level in Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$55,397	$55,397	$70,720	$70,720
Investment securities AFS	(1)	40,241	40,241	44,854	44,854
Investment securities HTM	Level 2	2,257	2,462	2,224	2,411
Restricted stock	Level 2	5,497	5,497	4,658	4,658
Loans held for sale	Level 2	1,350	1,350	—	—
Loans, net	(2)	937,505	949,988	836,373	844,290
Accrued interest receivable	Level 2	3,636	3,636	3,117	3,117
Financial Liabilities:
Demand and savings deposits	Level 2	$473,905	$473,905	$446,027	$446,027
Time deposits	Level 2	369,646	370,791	342,668	344,300
Borrowings	Level 2	113,053	112,559	93,053	90,362
Accrued interest payable	Level 2	769	769	655	655

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine month periods ended September 30, 2017 and 2016.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Basic earnings per common share
Net income available to common shareholders	$3,864	$3,576	$10,427	$14,233
Average common shares outstanding	7,652,449	7,527,365	7,598,444	7,496,039
Basic earnings per common share	$0.50	$0.48	$1.37	$1.90
Diluted earnings per common share
Net income available to common shareholders	$3,864	$3,576	$10,427	$14,233
Dividend on Series B Preferred Stock	297	300	893	900
Average common shares outstanding	7,652,449	7,527,365	7,598,444	7,496,039
Dilutive potential common shares	2,246,811	2,321,667	2,245,429	2,311,827
Total diluted average common shares outstanding	9,899,260	9,849,032	9,843,873	9,807,866
Diluted earnings per common share	$0.42	$0.39	$1.15	$1.54
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.

On September 19, 2017, the Company declared a quarterly cash dividend of $0.12 per share to common shareholders of record as of October 13, 2017 and payable on October 27, 2017.

NOTE 10. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2017 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of, and acceptance of, new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

At September 30, 2017, the Company’s total assets increased to $1.1 billion, an increase of $83.3 million or 8.2%, from December 31, 2016.

Cash and cash equivalents decreased $15.3 million to $55.4 million at September 30, 2017 from $70.7 million at December 31, 2016, a decrease of 21.7%. The decrease was due to the monies being used to fund increased loan production.

Total investment securities decreased to $42.5 million at September 30, 2017, from $47.1 million at December 31, 2016, a decrease of $4.6 million or 9.7%. The decrease was due to the normal pay downs of mortgage-backed securities.

Total gross loans increased to $953.3 million at September 30, 2017 from $852.0 million at December 31, 2016, an increase of $101.3 million or 11.9%. The increase during the nine-month period is attributable to an increase in commercial real estate and mortgage loans.

Delinquent loans totaled $6.4 million, or 0.7% of total loans at September 30, 2017, a decrease of $6.2 million from December 31, 2016. At September 30, 2017, loans 30 to 89 days delinquent totaled $636,000, a decrease of $678,000 from December 31, 2016. Loans delinquent 90 days or more and not accruing interest totaled $5.7 million at September 30, 2017, a decrease of $5.6 million from December 31, 2016.

At September 30, 2017, the Bank had $5.7 million in non-accrual loans, or 0.6% of total loans, a decrease from $11.3 million, or 1.3% of total loans, at December 31, 2016. The three largest nonperforming loan relationships as of September 30, 2017 are a $1.4 million land development loan, a $1.1 million commercial real estate loan, and a $565,000 residential term loan.

The composition of non-accrual loans as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(amounts in thousands except ratios)
Commercial and Industrial	$18	$159
Real Estate Construction:
Commercial	1,532	3,241
Real Estate Mortgage:
Commercial – Owner Occupied	157	430
Commercial – Non-owner Occupied	597	3,958
Residential – 1 to 4 Family	3,406	3,095
Residential – Multifamily	—	308
Consumer	17	107
Total	$5,727	$11,298
Nonperforming loans to total loans	0.6%	1.3%

At September 30, 2017, the allowance for loan losses was $15.8 million, as compared to $15.6 million at December 31, 2016. The ratio of allowance for loan losses to total loans decreased to 1.7% at September 30, 2017 and 1.8% at December 31, 2016. The ratio of allowance for loan losses to non-performing loans increased to 276.6% at September 30, 2017, compared to 137.9% at December 31, 2016. During the nine month period ended September 30, 2017, the Company charged off $2.0 million in loans, and recovered $302,000, compared to $2.0 million charged off in the nine months ended September 30, 2016, and $21,000 in recoveries. Specific allowances for loan losses have been established in the amount of $402,000 on impaired loans totaling $26.9 million at September 30, 2017, as compared to $1.3 million on impaired loans totaling $36.4 million at December 31, 2016. We have provided for all losses that we believe are both probable and reasonably estimable at September 30, 2017 and December 31, 2016. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at September 30, 2017 was $7.5 million, compared to $10.5 million at December 31, 2016 with the largest property being a condominium development valued at $2.5 million.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2017	2016
	(amounts in thousands)
Balance at beginning of period	$10,528	$16,629
Real estate acquired in settlement of loans	131	789
Sales of real estate	(1,989)	(4,945)
Gain on sale of real estate	127	266
Write-down of real estate carrying values	(1,479)	(2,026)
Donated property	—	(31)
Capitalized improvements to real estate	169	(47)
Balance at end of period	$7,487	$10,635

At September 30, 2017, the Bank’s total deposits increased to $843.6 million from $788.7 million at December 31, 2016, an increase of $54.9 million, or 7.0%. During the nine-month period ended September 30, 2017, the Bank had several successful CD promotions. In addition, the two new branches, in Collingswood and Philadelphia's Chinatown, have been effective in increasing our core deposits.

Total borrowings increased $20.0 million to $99.7 million on September 30, 2017 from $79.7 million at December 31, 2016.

Total shareholders’ equity increased to $135.4 million at September 30, 2017 from $127.1 million at December 31, 2016, an increase of $8.3 million or 6.5%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General: Net income available to common shareholders for the three months ended September 30, 2017, was $3.9 million and for the three months ended September 30, 2016, was $3.6 million.

Interest Income: Interest income increased by $2.5 million, or 23.8%, to $12.8 million for the three months ended September 30, 2017, from $10.4 million for the three months ended September 30, 2016. The increase was attributable to the combined effects of an increase in the average outstanding loan balances and a 25 basis point increase in interest rates. Average loans for the three month period ended September 30, 2017, were $943.1 million compared to $801.3 million for the same period last year. The average yield on loans was 5.22% for the three months ended September 30, 2017, compared to 4.97% for the same period in 2016. Overall, average interest-earning assets increased by $122.3 million and the average yield rose by 25 basis points period over period.

Interest Expense: Interest expense increased $450,000 to $2.1 million for the three months ended September 30, 2017, from $1.7 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings. The average rate paid on liabilities for the three month period ended September 30, 2017 was 1.01%, compared to 0.91% for the same period last year. Average interest bearing deposits for the three month period ended September 30, 2017 were $726.7 million compared to $660.7 million for the same period last year.

Net Interest Income: Net interest income increased $2.0 million to $10.7 million for the three months ended September 30, 2017, as compared to $8.7 million for the same period last year. We experienced a larger increase in average loans outstanding than we did in our average deposits and borrowing outstanding, resulting in an increase in net interest income. Our net interest rate spread was 3.97% for the three months ended September 30, 2017, as compared to 3.73% for the same period last year. Our net interest margin increased 32 basis points to 4.15% for the three months ended September 30, 2017, from 3.83% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $500,000 for the three months ended September 30, 2017, compared to $700,000 for the same period last year. The $200,000 decrease was due primarily to higher loan quality.

Non-interest Income: Non-interest income was $14,000 for the three months ended September 30, 2017, compared to $130,000 for the same period last year. The decrease was primarily attributable to the $240,000 increase in loss on sale of OREO and a decrease in other income of $379,000 both offset by an increase of $351,000 on gain on sale of loans and a $151,000 increase in loan fees.

Non-interest Expense: Non-interest expense decreased $565,000 to $3.6 million for the three months ended September 30, 2017, from $4.2 million for the three months ended September 30, 2016. Contributing to the decrease were a $72,000 decrease in data processing expense, a $71,000 decrease in FDIC insurance expense and a $97,000 decrease in OREO expense due to the decrease in overall OREO balances and properties. In addition, operating expenses decreased by $451,000. These decreases were partially offset by a $56,000 increase in Pennsylvania Shares Tax.

Income Taxes: The Company recorded income tax expense of $2.4 million on income before taxes of $6.6 million for the three months ended September 30, 2017, resulting in an effective tax rate of 36.9%, compared to income tax expense of $51,000 on income before taxes of $3.9 million for the same period of 2016, resulting in an effective tax rate of 1.3%. Prior year tax expense was affected by a $1.5 million Historic Tax Credit. Our effective tax rate for the comparative period presented has remained flat.

The following table sets forth the average balance sheet for the Company for the three months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$943,060	$12,404	5.22%	$801,328	$10,012	4.97%
Investment securities	49,054	349	2.82%	45,590	293	2.56%
Federal funds sold and cash equivalents	30,133	85	1.12%	53,030	66	0.50%
Total interest-earning assets	1,022,247	$12,838	4.98%	899,948	$10,371	4.63%
Other assets	64,271			57,211
Allowance for loan losses	(16,403)			(14,530)
Total assets	$1,070,115			$942,629
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$44,271	$53	0.47%	$32,355	$41	0.50%
Money markets	141,339	308	0.86%	122,521	157	0.51%
Savings	181,470	243	0.53%	176,178	235	0.53%
Time deposits	284,315	833	1.16%	283,747	838	1.17%
Brokered certificates of deposit	75,269	230	1.21%	45,850	99	0.86%
Total interest-bearing deposits	726,664	1,667	0.91%	660,651	1,370	0.82%
Borrowings	113,053	480	1.68%	83,053	327	1.57%
Total interest-bearing liabilities	839,717	2,147	1.01%	743,704	1,697	0.91%
Non-interest bearing deposits	88,737			68,672
Other liabilities	6,419			6,114
Total non-interest bearing liabilities	95,156			74,786
Shareholders’ equity	135,242			124,139
Total liabilities and shareholders’ equity	$1,070,115			$942,629
Net interest income		$10,691			$8,674
Interest rate spread			3.97%			3.73%
Net interest margin			4.15%			3.83%

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General: Net income available to common shareholders for the nine months ended September 30, 2017 was $10.4 million and for the nine months ended September 30, 2016 was $14.2 million. The prior period included an approximately $5.9 million after-tax gain from the sale of our SBA related assets in April of 2016, the components of which were a $4.8 million gain on sale and relief of $1.1 million of related allowance for loan losses, after tax. Net income would have increased by $2.1 million without the sale of our SBA assets.

Interest Income: Interest income increased by $4.5 million, or 14.5%, to $35.7 million for the nine months ended September 30, 2017, from $31.2 million for the nine months ended September 30, 2016. The increase was attributable to an increase in the average outstanding loan balances, offset by a lower average yield on loans. Average loans for the nine month period ended September 30, 2017 were $906.0 million compared to $789.6 million for the same period last year. The average yield on loans was 5.08% for the nine months ended September 30, 2017 compared to 5.09% for the same period in 2016.

Interest Expense: Interest expense increased $953,000 to $6.0 million for the nine months ended September 30, 2017, from $5.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in average interest bearing deposits and an increase in rates on deposits and borrowings. Average interest bearing deposits for the nine month period ended September 30, 2017 were $718.0 million, compared to $653.0 million for the same period last year. The average rate paid on deposits for the nine-month period ended September 30, 2017 was 0.87%, compared to 0.82% for the same period last year. The average rate paid on borrowings for the nine month period ended September 30, 2017 was 1.67%, compared to 1.47% for the same period last year.

Net Interest Income: Net interest income increased $3.6 million to $29.7 million for the nine months ended September 30, 2017, as compared to $26.2 million for the same period last year. We experienced a larger increase in average loans outstanding than we did in our average deposits outstanding, resulting in an increase to our net interest income. Our net interest rate spread was

3.87% for the nine months ended September 30, 2017, as compared to 3.85% for the same period last year. Our net interest margin increased five basis points to 4.03% for the nine months ended September 30, 2017, from 3.98% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $2.0 million for the nine months ended September 30, 2017, compared to $762,000 for the same period last year. The prior period provision included a $1.7 million credit related to the sale of the SBA loan portfolio. Without the credit, the provision for the prior period would have been $1.8 million. The $200,000 increase in the provision after adjusting for the credit was due primarily to the increase in average loans outstanding.

Non-interest Income: Non-interest income was $1.0 million for the nine months ended September 30, 2017, compared to $9.8 million for the same period last year. The nine months ended September 30, 2016 had included a $1.8 million in gain on sale of SBA loans and a $7.6 million gain on the sale of our SBA loan portfolio. There were no similar transactions in the 2017 period.

Non-interest Expense: Non-interest expense decreased $2.0 million to $10.9 million for the nine months ended September 30, 2017, from $12.9 million for the nine months ended September 30, 2016. The $2.0 million decrease in non-interest expense was primarily attributable to the sale of the Company’s SBA business in the second quarter of 2016, which reduced overall expenses to the Bank. In addition, there was a $282,000 decrease in compensation and benefits due to the sale of our SBA business, a $392,000 decrease in OREO expense due to the drop in overall OREO balances and properties, a $279,000 decrease in FDIC insurance due to a decrease in assessment rates, and a $1.1 million decrease in other operating expenses. The reduction in OREO balances resulted in decreased real estate taxes and general maintenance of the properties owned. These decreases were offset by a $33,000 increase in data processing and a $87,000 increase in occupancy expenses.

Income Taxes: The Company recorded income tax expense of $6.6 million on income before taxes of $17.9 million for the nine months ended September 30, 2017, resulting in an effective tax rate of 36.8%, compared to income tax expense of $6.8 million on income before taxes of $22.3 million for the same period of 2016, resulting in an effective tax rate of 30.2%. Our effective tax rate for the comparative period presented has increased from 30.2% to 36.8% due to overall growth in the Bank and our increase in pretax income. Prior year tax expense and income before taxes was affected by the $7.6 million gain on the sale of our SBA loan portfolio and a $1.5 million Historical Tax Credit which reduced income tax expense.

The following table sets forth the average balance sheet for the Company for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$905,954	$34,409	5.08%	$789,646	$30,074	5.09%
Investment securities	50,066	1,073	2.87%	47,550	966	2.71%
Federal funds sold and cash equivalents	29,972	220	0.98%	40,762	144	0.47%
Total interest-earning assets	985,992	$35,702	4.84%	877,958	$31,184	4.74%
Other assets	63,058			63,007
Allowance for loan losses	(16,013)			(15,638)
Total assets	$1,033,037			$925,327
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$40,854	$153	0.50%	$31,771	$117	0.49%
Money markets	133,816	726	0.73%	119,767	453	0.51%
Savings	183,196	727	0.53%	174,454	694	0.53%
Time deposits	286,848	2,482	1.16%	280,979	2,455	1.17%
Brokered certificates of deposit	73,283	591	1.08%	46,069	282	0.82%
Total interest-bearing deposits	717,997	4,679	0.87%	653,040	4,001	0.82%
Borrowings	102,064	1,276	1.67%	91,228	1,001	1.47%
Total interest-bearing liabilities	820,061	5,955	0.97%	744,268	5,002	0.90%
Non-interest bearing deposits	74,539			55,866
Other liabilities	6,153			5,491
Total non-interest bearing liabilities	80,692			61,357
Shareholders’ equity	132,284			119,702
Total liabilities and shareholders’ equity	$1,033,037			$925,327
Net interest income		$29,747			$26,182
Interest rate spread			3.87%			3.85%
Net interest margin			4.03%			3.98%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 113.0% and 108.0% at September 30, 2017 and December 31, 2016, respectively. Funds received from new and existing depositors provided a large source of liquidity for the nine month period ended September 30, 2017. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of September 30, 2017, the Company maintained lines of credit with the FHLB of $176.5 million, of which $99.7 million was outstanding at September 30, 2017.

As of September 30, 2017, the Company's investment securities portfolio included $38.7 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At September 30, 2017, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

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

There were no securities purchased during the three months ended September 30, 2017.

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

PARKE BANCORP, INC.

Date:	November 13, 2017	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2017	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)