Form 10-K
period 2017-12-31
PARKE BANCORP, INC.
filed 2018-03-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer X	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compliance with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      YES ☐ NO☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2017, was approximately $130.4 million.

As of March 15, 2018 there were 8,021,982 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2017 (Parts II and IV)

2.	Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders. (Parts II and III)

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

The Bank is a commercial bank, which commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company and the Bank maintain their principal offices at 601 Delsea Drive, Washington Township, New Jersey. The Bank also conducts business through offices in Northfield, Galloway Township, Washington Township and Collingswood, New Jersey, and two offices in Philadelphia, Pennsylvania. The Bank is a full service bank, with an emphasis on providing personal and business financial services to individuals and small to mid-sized businesses in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania. At December 31, 2017, the Company had assets of $1.1 billion, loans net of unearned income of $1.0 billion, deposits of $866.4 million and equity of $134.8 million.

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

Lending Activities

Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated.(1) As of December 31, 2017, no one industry sector concentration exceeded 10% of total loans. Refer to pages 3 through 4 for descriptions of the loan categories presented.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Amounts in thousands, except percentages)
Commercial and Industrial	$38,972	4.0%	$26,774	3.1%	$27,140	3.6%	$30,092	4.2%	$23,001	3.5%
Real Estate Construction:
Residential	28,486	2.8	8,825	1.0	7,750	1.0	5,859	0.8	7,389	1.1
Commercial	67,139	6.6	58,469	6.9	45,245	6.0	47,921	6.7	43,749	6.7
Real Estate Mortgage:
Commercial - Owner Occupied	126,250	12.5	123,898	14.5	172,040	22.7	176,649	24.8	170,122	26.0
Commercial - Non-Owner Occupied	270,472	26.7	268,123	31.5	256,471	33.8	237,918	33.4	220,364	33.7
Residential - 1 to 4 Family	416,317	41.1	309,340	36.3	213,266	28.1	171,894	24.1	148,160	22.6
Residential - Multifamily	47,832	4.7	39,804	4.7	18,113	2.4	25,173	3.5	24,103	3.7
Consumer	16,249	1.6	16,720	2.0	18,476	2.4	17,555	2.5	17,653	2.7
Total Loans	$1,011,717	100.0%	$851,953	100.0%	$758,501	100.0%	$713,061	100.0%	$654,541	100.0%

(1)           Amounts presented include adjustments for related unamortized deferred costs and fees.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories at December 31, 2017.

	Due within one year	Due after one through five years	Due after five years	Total
	(Amounts in thousands)
Commercial and Industrial	$17,714	$14,523	$6,735	$38,972
Real Estate Construction:
Residential	7,206	9,740	11,540	28,486
Commercial	16,681	13,583	36,875	67,139
Real Estate Mortgage:
Commercial - Owner Occupied	10,674	40,195	75,381	126,250
Commercial - Non-Owner Occupied	15,275	79,017	176,180	270,472
Residential - 1 to 4 Family	11,396	20,304	384,616	416,316
Residential - Multifamily	716	13,400	33,717	47,833
Consumer	160	215	15,874	16,249
Total Loans	$79,822	$190,977	$740,918	$1,011,717

The following table sets forth the dollar amount of loans in certain loan categories due one year or more after December 31, 2017, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Amounts in thousands)
Commercial and Industrial	$4,555	$16,703	$21,258
Real Estate Construction:
Residential	1,761	19,518	21,279
Commercial	6,000	44,458	50,458
Real Estate Mortgage:
Commercial - Owner Occupied	7,403	108,174	115,577
Commercial - Non-Owner Occupied	33,666	221,532	255,198
Residential - 1 to 4 Family	107,296	297,623	404,919
Residential - Multifamily	989	46,127	47,116
Consumer	15,770	320	16,090
Total Loans	$177,440	$754,455	$931,895

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

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2017, the Bank’s loan to one borrower limit was approximately $24.6 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2017, the Bank’s largest loan to one borrower was a loan for commercial real estate, with a balance of $20.5 million that was secured by the real estate. At December 31, 2017, this loan was current and performing in accordance with the terms of the loan agreement.

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

Non-Performing and Problem Assets

Non-Performing Assets. Non-accrual loans are those on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing TDRs, were $25.5 million, $36.4 million, $42.2 million, $61.5 million and $68.9 million at December 31 2017, 2016, 2015, 2014, and 2013, respectively. Included in impaired loans at December 31, 2017, 2016, 2015, 2014 and 2013 were $21.2 million, $28.1 million, $32.2 million, $42.2 million and $51.0 million of loans classified as troubled debt restructurings as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$17	$159	$740	$61	$122
Real Estate Construction:
Residential	—	—	—	238	967
Commercial	1,392	3,241	5,204	10,773	9,908
Real Estate Mortgage:
Commercial - Owner Occupied	155	430	358	735	976
Commercial - Non-Owner Occupied	597	3,958	4,002	8,624	10,853
Residential - 1 to 4 Family	2,292	3,095	3,255	6,367	12,914
Residential – Multifamily	—	308	—	—	99
Consumer	81	107	—	94	115
Total non-accrual loans	4,534	11,298	13,559	26,892	35,954
Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Real Estate Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$4,534	$11,298	$13,559	$26,892	$35,954
Total non-performing loans as a percentage of loans	0.45%	1.30%	1.79%	3.80%	5.50%

As of December 31, 2017, there were $7.1 million in loans which were not then on non-accrual status or a TDR but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing in the future.

When a loan is more than 30 days delinquent, the borrower is contacted by mail or phone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally will initiate foreclosure proceedings.

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. At December 31, 2017, the Bank had $4.5 million in loans that were on a non-accrual basis. Interest income of $70,000 was recognized on these loans during the year ended December 31, 2017. Gross interest income of $462,000 would have been recorded during the year ended December 31, 2017, if these loans had been performing in accordance with their terms.

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

Assets classified as “doubtful” exhibit all of the weaknesses defined under the Substandard Category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount. Assets classified as “loss” are those considered uncollectable or of little value, even though a collection effort may continue after the classification and potential charge-off.

The Bank also internally classifies certain assets as “other assets especially mentioned” (“OAEM”); such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. All of the Bank’s loans rated “substandard” and worse are also on non-accrual and deemed impaired. There were no loans classified as Doubtful at December 31, 2017.

At December 31, 2017, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	$8,317
Substandard	11,620
$19,937

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2017 was $7.2 million. The real estate owned consisted of 11 properties, the largest being a condominium development located in Absecon, New Jersey carried at $2.3 million as of December 31, 2017.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of the period	$15,580	$16,136	$18,043	$18,560	$18,936
Charge-offs:
Commercial and Industrial	(134)	(76)	(1,554)	(395)	(4)
Real Estate Construction:
Residential	—	—	(238)	—	—
Commercial	(687)	(1,081)	(2,745)	(16)	—
Real Estate Mortgage:
Commercial - Owner Occupied	(430)	—	—	(476)	(77)
Commercial - Non-Owner Occupied	(622)	(154)	(638)	(50)	(2,641)
Residential - 1 to 4 Family	(118)	(704)	(504)	(2,841)	(554)
Residential – Multifamily	(50)	(45)	—	—	(8)
Consumer	—	(6)	(1)	(31)	(3)
Total charge-offs:	(2,041)	(2,066)	(5,680)	(3,809)	(3,287)
Recoveries:
Commercial and Industrial	45	8	121	—	—
Real Estate Construction:
Residential	—	—	—	5	—
Commercial	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	113	1	66	5	1
Commercial - Non-Owner Occupied	319	—	398	—	—
Residential - 1 to 4 Family	17	39	148	32	210
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries:	494	48	733	42	211
Net charge-offs	(1,547)	(2,018)	(4,947)	(3,767)	(3,076)
Provision for loan losses	2,500	1,462	3,040	3,250	2,700
Balance at end of period	$16,533	$15,580	$16,136	$18,043	$18,560
Period-end loans outstanding (net of deferred costs/fees)	$1,011,717	$851,953	$758,501	$713,061	$654,541
Average loans outstanding	$923,271	$800,677	$731,032	$669,771	$644,735
Allowance as a percentage of period end loans	1.63%	1.83%	2.13%	2.53%	2.84%
Net loans charged off as a percentage of average loans outstanding	0.22%	0.26%	0.78%	0.57%	0.51%

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

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(Amounts in thousands, except percentages)
Commercial and Industrial	$684	4.0%	$1,188	3.1%	$952	3.6%	$1,679	4.2%	$591	3.5%
Real Estate Construction:
Residential	399	2.8	268	1.0	247	1.0	316	0.8	414	1.1
Commercial	1,669	6.6	2,496	6.9	2,501	6.0	3,015	6.7	948	6.7
Real Estate Mortgage:
Commercial - Owner Occupied	2,017	12.5	2,082	14.5	3,267	22.7	3,296	24.8	4,735	26.0
Commercial - Non-Owner Occupied	4,630	26.7	3,889	31.5	3,838	33.8	4,962	33.4	7,530	33.7
Residential - 1 to 4 Family	6,277	41.1	4,916	36.3	4,802	28.1	4,156	24.1	3,612	22.6
Residential - Multifamily	627	4.7	505	4.7	254	2.4	357	3.5	389	3.7
Consumer	230	1.6	236	2.0	275	2.4	262	2.5	341	2.7
Total Allowance	$16,533	100.0%	$15,580	100.0%	$16,136	100.0%	$18,043	100.0%	$18,560	100.0%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2017, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Bank’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2017, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2017	2016	2015
	(Amounts in thousands)
Securities Held to Maturity:
State and political subdivisions	$2,268	$2,224	$2,181
Securities Available for Sale:
Corporate debt obligations	1,033	1,011	1,031
Residential mortgage-backed securities	36,863	43,240	40,821
Collateralized mortgage obligations	95	166	253
Collateralized debt obligations	—	437	462
Total securities available for sale	37,991	44,854	42,567
Total	$40,259	$47,078	$44,748

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2017, by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2017
	One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)
Securities Held to Maturity:
State and political subdivisions	$—	—%	$2,268	2.39	$—	—%	$2,268	2.39%	$2,468
Securities Available for Sale:
U.S. government sponsored entities	$—	—	$—	—	$—	—	$—	—	$—
Corporate debt obligations	—	—	500	4.75	500	8.13	1,000	6.44	1,033
Residential mortgage-backed securities	446	2.86	7,699	2.52	28,960	2.44	37,105	2.73	36,862
Collateralized mortgage obligations	16	4.00	—	—	77	4.50	93	4.41	96
Collateralized debt obligations	—	—	—	—	—	—	—	—	—
Total securities available for sale	462	2.90	8,199	2.66	29,537	2.47	38,198	2.83	37,991
Total	$462	2.90%	$10,467	2.60%	$29,537	2.41%	$40,466	2.81%	$40,459

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $83.5 million, $51.2 million and $20.9 million at December 31, 2017, 2016 and 2015, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network ("Promontory") during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $83.5 million, $51.2 million and $20.9 million at December 31, 2017, 2016 and 2015, respectively.

The following tables detail the average amount, the average rate paid, and the percentage of each category to total deposits for the most recent three years ended December 31.

	2017
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$42,582	0.49%	5.26%
Money markets	138,084	0.78%	17.06
Savings	180,908	0.53%	22.36
Time deposits	288,617	1.17%	35.66
Brokered CDs	74,357	1.16%	9.19
Total interest-bearing deposits	724,548	0.89%
Non-interest bearing demand deposits	84,758		10.47
Total deposits	$809,306		100.00%

	2016
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$32,499	0.50%	4.49%
Money markets	123,017	0.51%	17.01
Savings	175,163	0.53%	24.22
Time deposits	284,018	1.17%	39.28
Brokered CDs	45,961	0.83%	6.36
Total interest-bearing deposits	660,658	0.82%
Non-interest bearing demand deposits	62,483		8.64
Total deposits	$723,141		100.00%

	2015
	Average Balance	Yield/Rate	Percent of Total
	(Amounts in thousands, except percentages)
NOWs	$31,318	0.49%	4.75%
Money markets	112,180	0.50%	17.00
Savings	188,392	0.53%	28.56
Time deposits	251,816	1.13%	38.17
Brokered CDs	30,337	0.62%	4.60
Total interest-bearing deposits	614,043	0.77%
Non-interest bearing demand deposits	45,656		6.92
Total deposits	$659,699		100.00%

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2017.

Maturity Period	Certificates of Deposit
(Amounts in thousands)
Within three months	$23,436
Three through twelve months	92,414
Over twelve months	42,028
Total	$157,878

     Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. Borrowings from the FHLB outstanding during 2017, 2016, and 2015, had maturities of ten years or less and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowings:

	December 31,
	2017	2016	2015
	(Amounts in thousands, except rates)
Amount outstanding at year end	$114,650	$79,650	$98,053
Weighted average interest rates at year end	1.76%	1.57%	1.45%
Maximum outstanding at any month end	$114,650	$103,053	$98,053
Average outstanding	$91,705	$89,720	$80,729
Weighted average interest rate during the year	1.53%	1.49%	1.32%

Subsidiary Activities

The largest subsidiary of the Company is the Bank. Effective April 29, 2016, the Company sold its 51% interest in the assets of 44 Business Capital LLC ("44BC"), and certain related assets held by the Bank, to Berkshire Hills Bancorp, Inc. and its wholly owned banking subsidiary, Berkshire Bank for total consideration of $50.7 million.

Personnel

At December 31, 2017, the Bank had 70 full-time and 21 part-time employees.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Furthermore, under amendments to the BHC Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or providing any property or services. Generally, this provision provides that a bank may not extend credit, lease or sell property, or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, the bank holding company, or any other subsidiary of the bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, the bank holding company, or any subsidiary of the bank.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.”

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2016. These assessments will continue until the FICO bonds mature in 2019.
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
The federal banking agencies have recently proposed to simplify the capital rules for smaller, non-complex banks, like the Bank. The proposal would simplify the calculation of acquisition, development and construction exposures for such banks and reduce their risk weighting to 130%. In addition, the proposal would raise the threshold for requiring deductions from capital for mortgage servicing assets and certain deferred tax assets as well as simplify the calculation of the amount of minority interests in consolidated subsidiaries includable in regulatory capital.
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
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “under capitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly under capitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically under capitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%
The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted. At December 31, 2017, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Set forth below are risks and uncertainties that could materially and adversely affect the Company's results of operations, financial condition, liquidity and cash flows. The risks set forth below are not the only risks we face. Our business operations could also be affected by other factors not presently known to us or factors that we currently do not consider to be material.

RISKS RELATED TO OUR BUSINESS
If our allowance for loan losses is not sufficient to cover actual losses, our earnings would decrease.
There is no precise method of predicting loan losses. The required level of reserves, and the related provision for loan losses, can fluctuate from year to year, based on charge-offs and/or recoveries, loan volume, credit administration practices, and local and national economic conditions, among other factors. In 2017, we recorded a provision for loan losses of $2.5 million compared with a provision of $1.5 million in 2016. The Company recorded net charge-offs of $1.6 million in 2017 compared with net charge-offs of $2.0 million in 2016. Risk elements, including nonperforming loans, troubled debt restructuring still accruing, loans greater than 90 days past due still accruing, and other real estate owned totaled $25.5 million at December 31, 2017 compared with $36.4 million at December 31, 2016. The allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The level of the allowance reflects management’s evaluation of, among other factors, the status of specific impaired loans, trends in historical loss experience, delinquency, credit concentrations and economic conditions within our market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed the allowance for loan losses, there could be a need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Generally, increases in our allowance for loan losses will result in a decrease in net income and stockholders’ equity, and may have a material adverse effect on the financial condition of the Company, results of operations and cash flows.
The allowance for loan losses was 1.6% of total loans and 65.0% of non-accrual and restructured loans still accruing at December 31, 2017, compared with 1.8% of total loans and 42.8% of non-accrual and restructured loans still accruing at December 31, 2016. Material additions to the allowance could materially decrease our net income. In addition, at December 31, 2017, the top 25 lending relationships individually had commitments of $322.9 million, and an aggregate total outstanding loan balance of $220.8 million, or 21.8% of the loan portfolio. The deterioration of one or more of these loans could result in a significant increase in the nonperforming loans and the provisions for loan losses, which would negatively impact our results of operations.
Commercial real estate and commercial and industrial lending may expose us to a greater risk of loss and impact our earnings and profitability.
Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than other loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than other loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to conditions in the real estate market or the local economy. These loans present higher risk and could result in an increase in our total net charge-offs, requiring us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
 Our commercial and industrial loan portfolio grew by $12.2 million, or approximately 4.0%, during the year ended December 31, 2017 to $39.0 million.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.
Commercial and industrial loans include advances to local and regional businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although commercial and industrial loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. Commercial and industrial loans are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. We attempt to mitigate this risk through our underwriting standards, including evaluating the credit worthiness of the borrower and, to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with commercial and industrial lending.
Because our business is concentrated in Southern New Jersey and the Philadelphia Area, our financial performance could be materially adversely affected by economic conditions and real estate values in these market areas.
Our operations and the properties securing our loans are primarily located in Southern New Jersey and the Philadelphia area in Pennsylvania. Our operating results depend largely on economic conditions and real estate valuations in these and surrounding areas. A deterioration in the economic conditions in these market areas could materially adversely affect our operations and increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral securing loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.
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

Most of our loans are secured, in whole or in part, with real estate collateral which may be subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2017, approximately 94.5% of our loans had real estate as a primary or secondary component of collateral. In addition, approximately 91.6% of our securities portfolio consisted of mortgage-backed securities. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.
As of December 31, 2017, we had approximately $40.3 million in investments, including mortgage-backed securities, on which we had unrealized losses of $207,000. In addition, we had $6.1 million of regulatory stock in the FHLB of New York. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.
Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on interest-earning assets, such as loans and securities, and the interest rates we pay on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities.
Changes in interest rates also can affect our ability to originate loans; the ability of borrowers to repay adjustable or variable rate loans; our ability to obtain and retain deposits in competition with other available investment alternatives; and the value of interest-earning assets, which would negatively impact stockholders’ equity, and the ability to realize gains from the sale of such assets. Based on our interest rate sensitivity analysis, an increase in the general level of interest rates will negatively affect the market value of the investment portfolio because of the relatively long duration of certain securities included in the investment portfolio.
Competition from other banks and financial institutions in originating loans, attracting deposits and providing other financial services may adversely affect our profitability and liquidity.
We experience substantial competition in originating loans, both commercial and consumer loans, in our market area. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Some of our competitors enjoy advantages, including greater financial resources, and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that we originate and the interest rates we are able to charge on these loans.
We will face competition, particularly in residential mortgage lending, from non-bank lenders (financial institutions that only make loans and do not offer deposit accounts such as a savings account or checking account) and financial technology companies (that use new technology and innovation with available resources in order to compete in the marketplace of traditional financial institutions and intermediaries in the delivery of financial services). This competition could similarly reduce our net income and liquidity.
In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Some of our competitors enjoy advantages, including more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.
The Company’s business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
Over the long term, we expect to continue to experience growth in loans and total assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to successfully execute our business strategies, which includes continuing to grow our loan portfolio. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet underwriting standards. We believe we have the resources and internal systems in place to successfully achieve and manage our future growth. If we do not manage our growth effectively, we may not be able to achieve our business plan and our business and prospects could be harmed.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. As of December 31, 2017, our ratio of loans to deposits was 116.8%. An inability to continue to raise funds through deposits, borrowings, the sale of loans and investments and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. If we were unable to continue to raise funds through deposits and borrowings, we would be required to sell interest-earning assets which would affect our profitability.
The loss of senior executive officers and certain other key personnel could hurt our business.
Our success depends, to a great extent, upon the services of Vito S. Pantilione, our President and Chief Executive Officer. Although we have an employment agreement with non-compete provisions with Mr. Pantilione, the existence of such agreement does not assure that we will retain his services. The unexpected loss of Mr. Pantilione could have a material adverse effect on our operations. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending officers and branch managers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.
The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have recently adopted proposals that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The amended rules include new minimum risk-based capital and leverage ratios, which became effective in January 2015 with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios.
The new minimum capital level requirements applicable to the Company and the Bank include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 and will increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.
The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.
The Company may be adversely affected by technological advances.

Technological advances impact our business. The banking industry undergoes technological change with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, on our ability to address the needs of our current and prospective customers by using technology to provide products and services that will satisfy demands for convenience as well as to create additional efficiencies in operations.
An interruption or breach in security with respect to our information systems, or our outsourced service providers, could adversely impact the Company’s reputation and have an adverse impact on our financial condition or results of operations.

Information systems are critical to our business. We use various technological systems to manage our customer relationships, general ledger, securities investments, deposits and loans. We rely on software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. We have established policies and procedures to prevent or limit the effect of system failures, business interruptions and security breaches, but we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to affect the secure transmission of data, these precautions may not protect our systems from security breaches.
We rely on the services of a variety of vendors to meet our data processing and communication needs. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. Any of these results could have a material adverse effect on our financial condition, results of operations or liquidity.
We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. However, these efforts may not be effective in preventing a breach in our controls.
RISKS RELATED TO OUR INDUSTRY
Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.
The Company is subject to regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. The Company cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are subject to less regulation.
Legislative, regulatory and legal developments involving income and other taxes could materially adversely affect the Company’s results of operations, cash flows and capital ratios.

The Company is subject to U.S. federal and U.S. state income, payroll, property, sales and use, and other types of taxes. Significant judgment is required in determining the Company's provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, and therefore, could have a significant adverse effect on the Company's results of operations, financial condition and liquidity. The recently-enacted U.S. tax reform law that reduces corporate tax rates may have a significant adverse effect on results of operations as the Company's net deferred tax asset would be impacted, resulting in an increase in tax expense. While only a portion of the deferred tax asset is counted for purposes of regulatory capital, the Company’s capital ratios may only be reduced.

The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, accounting for income taxes and the ability to recognize deferred tax assets, and the fair value of certain financial instruments, particularly securities. While we have identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.
Changes in accounting standards could impact the Company's financial condition and results of operations.
The Financial Accounting Standards Board (the "FASB"), the SEC and other regulatory bodies periodically change financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes, including a significant proposal which would change the accounting for the determination of the allowance for loan losses from a probable loss to an expected loss model, can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could result in material adverse effects to our reported regulatory capital.
The Company is a holding company dependent for liquidity on payments from its bank subsidiary, which is subject to restrictions.
The Company is a holding company and depends on dividends, distributions and other payments from the Bank to fund dividend payments and stock repurchases, if permitted, and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.
The soundness of other financial institutions could adversely affect the Company.
Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.
RISKS RELATED TO OUR COMMON STOCK
If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.
Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that, they believe, are necessary to support our business operations. At December 31, 2017, all four capital ratios for us and our banking subsidiary were above regulatory minimum levels to be deemed “well capitalized” under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a tier 1 leverage ratio of at least 5.0%, common equity Tier 1 capital ratio of 6.5%, Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital on terms and time frames acceptable to us or to raise additional capital at all. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and the price at which we issue additional shares of stock could be less than the current market price of our common stock and, thus, could dilute the per share book value and earnings per share of our common stock. Furthermore, a capital raise through the issuance of additional shares may have an adverse impact on our stock price.
The market price of our common stock is subject to volatility.
The market price of the Company’s Common Stock has been subject to fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flows, changes in financial estimates by securities analysts, trading volume, large purchases or sales of our common stock, market conditions within the banking industry, the general state of the securities markets and the market for stocks of financial institutions, as well as general economic conditions.
The Company’s primary source of income is dividends received from its bank subsidiary.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Restrictions on the Bank’s ability to dividend funds to the Company are included in "Market Prices and Dividends", to the Consolidated Financial Statements included in Exhibit 13 to this Form 10-K.

There are restrictions on our ability to pay cash dividends.
Although we have paid cash dividends on a quarterly basis since 2014, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our ability to pay dividends.
Our common stock is not insured and you could lose the value of your entire investment.
An investment in shares of our common stock is not a deposit and is not insured against loss by the government.
Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.
As of December 31, 2017, our directors and executive officers beneficially owned approximately 1,887,333 shares, or approximately 23.2% of our common stock, including options to purchase 43,570 shares, in the aggregate, of our common stock at an exercise price of $9.45 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.
Provisions of our Certificate of Incorporation and the New Jersey Business Corporation Act could deter takeovers which are opposed by the Board of Directors.
Our certificate of incorporation, the New Jersey Business Corporation Act and the New Jersey Stockholders’ Protection Act contain provisions that could delay, defer or prevent a tender offer or takeover attempt. Such provisions may impose limitations on voting rights for significant holders of our Common Stock, may render the replacement of a majority of our board more difficult and may prohibit mergers, consolidations, substantial asset sales and other transactions involving interested stockholders. In addition, with certain limited exceptions, federal regulations prohibit a person or company or group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of any bank holding company without prior notice or application to and the approval of the FRB.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. The Bank opened two new offices, a full service office in Collingswood, New Jersey, opened in September 2016, and a full service office in Philadelphia, Pennsylvania, opened December 2016. Both the new offices are leased. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2017, net property and equipment totaled approximately $7.0 million.

Item 3.	Legal Proceedings

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. The Parke Parties have filed a motion to dismiss all of the claims asserted against the Parke Parties on the grounds that, among other things, the claims asserted were addressed in prior litigation between the parties, including foreclosure actions, resolved in favor of the Parke Parties.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2017 Annual Report filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no repurchases of shares of the Company’s Common Stock during the last quarter of 2017.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the 2017 Annual Report is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s financial statements listed under Item 15 and included in the Annual Report are incorporated herein by reference.

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2017 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

2. Changes in internal control over financial reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3.    Internal Control Over Financial Reporting

The effectiveness of the Company’s internal control over financial reporting at December 31, 2017, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in in the Company’s financial statements that are contained in the Annual Report. Such report is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors”, “Corporate Governance” and "Compensation Committee Report" in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance - Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2017, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by shareholders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2015 Equity incentive plan	162,392	$9.45	442,608
Total	162,392	$9.45	442,608

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

• Management’s Report on Internal Controls

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of December 31, 2017 and 2016

• Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

• Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

• Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

• Notes to Consolidated Financial Statements

2	Schedules omitted as they are not applicable.

3	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Supplemental Executive Retirement Plan (1)
10.7	2015 Equity Incentive Plan (4)
10.8	SERP Agreement with Elizabeth A. Milavsky (5)
10.9	SERP Agreement with John F. Hawkins (5)
10.10	Management Change in Control Severance Agreement with Elizabeth A. Milavsky (3)
10.11	Management Change in Control Severance Agreement with John F. Hawkins (3)
10.12	Management Change in Control Severance Agreement with David Middlebrook
10.13	Management Change in Control Severance Agreement with Paul Palmieri
10.15	Management Change in Control Severance Agreement with Ralph Gallo
13	Annual Report to Shareholders for the fiscal year ended December 31, 2017
21	Subsidiaries of the Registrant
23	Consent of RSM US LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

(1)	Company’s Current Report on Form S-4 filed with the SEC on January 31, 2005.

(2)	Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.

(3)	Company’s Registration Statement on Form 8-K filed with the SEC on July 20, 2016.

(4)	Company's Current Report on Form S-8 filed with the SEC on November 16, 2015.

(5)	Company's Current Report on Form 8-K filed with the SEC on January 22, 2016.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 15, 2018	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2018.

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