Form 10-K/A
period 2017-12-31
PARKE BANCORP, INC.
filed 2018-03-16
CIK 1315399

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

EXPLANATORY NOTE

Parke Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on March 15, 2018 (the “Original 10-K”) to correct typographical errors in the Original 10-K. Specifically, Item 15(a) listed only one Report of Independent Registered Public Accounting Firm, however, two were actually issued (and both were included in Exhibit 13). In addition, Exhibit 23 inadvertently failed to indicate that such consent had been signed by RSM US LLP and Exhibits 31.1 and 31.2 had the incorrect date of signature.

This Amendment No. 1 amends Item 15, Exhibit 23, Exhibit 31.1 and Exhibit 31.2 only. Except as described above, no changes have been made to the Original 10-K and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other disclosures presented in the Original 10-K. This Amendment No. 1 should be read in conjunction with the Original 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and exhibits filed as part of this report

1	The following financial statements and the independent auditors’ report included in the Annual Report are incorporated herein by reference:

Management’s Report on Internal Controls

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2	Schedules omitted as they are not applicable.

3	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Supplemental Executive Retirement Plan (1)
10.7	2015 Equity Incentive Plan (4)
10.8	SERP Agreement with Elizabeth A. Milavsky (5)
10.9	SERP Agreement with John F. Hawkins (5)
10.10	Management Change in Control Severance Agreement with Elizabeth A. Milavsky (3)
10.11	Management Change in Control Severance Agreement with John F. Hawkins (3)
10.12	Management Change in Control Severance Agreement with David Middlebrook (6)
10.13	Management Change in Control Severance Agreement with Paul Palmieri (6)
10.15	Management Change in Control Severance Agreement with Ralph Gallo (6)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2017 (6)
21	Subsidiaries of the Registrant (6)
23	Consent of RSM US LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101.INS	XBRL Instance Document * (6)
101.SCH	XBRL Schema Document * (6)
101.CAL	XBRL Calculation Linkbase Document * (6)
101.LAB	XBRL Labels Linkbase Document * (6)

101.PRE	XBRL Presentation Linkbase Document * (6)
101.DEF	XBRL Definition Linkbase Document * (6)

*	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

(1)	Company’s Current Report on Form S-4 filed with the SEC on January 31, 2005.

(2)	Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.

(3)	Company’s Registration Statement on Form 8-K filed with the SEC on July 20, 2016.

(4)	Company's Current Report on Form S-8 filed with the SEC on November 16, 2015.

(5)	Company's Current Report on Form 8-K filed with the SEC on January 22, 2016.

(6)	Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 16, 2018		/s/John F. Hawkins
	By:	John F. Hawkins Senior Vice President and Chief Financial Officer President, Chief Executive Officer and Director