Form 10-Q
period 2018-03-31
PARKE BANCORP, INC.
filed 2018-05-10
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018.
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

Large accelerated filer [  ]             Accelerated filer [X]            Non-accelerated filer [  ]          Smaller reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                No [X]

As of May 10, 2018, there were outstanding 8,024,402 shares of the registrant's common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from financial institutions	$5,432	$14,452
Federal funds sold and cash equivalents	41,273	27,661
Total cash and cash equivalents	46,705	42,113
Investment securities available for sale, at fair value	35,905	37,991
Investment securities held to maturity (fair value of $1,252 at March 31, 2018 and $2,468 at December 31, 2017)	1,074	2,268
Total investment securities	36,979	40,259
Loans held for sale	1,703	1,541
Loans, net of unearned income	1,041,940	1,011,717
Less: Allowance for loan losses	(17,081)	(16,533)
Net loans	1,024,859	995,184
Accrued interest receivable	4,139	4,025
Premises and equipment, net	7,008	7,025
Other real estate owned (OREO)	6,838	7,248
Restricted stock, at cost	5,722	6,172
Bank owned life insurance (BOLI)	25,346	25,196
Deferred tax asset	6,577	6,420
Other assets	1,113	2,269
Total Assets	$1,166,989	$1,137,452
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$125,571	$124,356
Interest-bearing deposits	776,633	742,027
Total deposits	902,204	866,383
FHLBNY borrowings	104,650	114,650
Subordinated debentures	13,403	13,403
Accrued interest payable	731	719
Other liabilities	7,090	7,517
Total liabilities	1,028,078	1,002,672
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; 15,946 shares outstanding March 31, 2018 and 15,971 shares outstanding December 31, 2017	15,946	15,971
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 8,308,924 shares at March 31, 2018 and 8,301,497 at December 31, 2017	831	830
Additional paid-in capital	82,029	81,940
Retained earnings	43,743	39,184
Accumulated other comprehensive loss	(623)	(130)
Treasury stock, 284,522 shares at March 31, 2018 and 284,522 shares at December 31, 2017, at cost	(3,015)	(3,015)
Total shareholders’ equity	138,911	134,780
Total liabilities and equity	$1,166,989	$1,137,452
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended March 31,
	2018	2017
	(in thousands except share data)
Interest income:
Interest and fees on loans	$13,013	$10,651
Interest and dividends on investments	349	374
Interest on federal funds sold and cash equivalents	143	72
Total interest income	13,505	11,097
Interest expense:
Interest on deposits	1,953	1,466
Interest on borrowings	531	375
Total interest expense	2,484	1,841
Net interest income	11,021	9,256
Provision for loan losses	400	500
Net interest income after provision for loan losses	10,621	8,756
Noninterest income:
Gain on sale of SBA loans	178	—
Loan fees	151	66
Gain on Bank Owned Life Insurance	150	160
Service fees on deposit accounts	286	88
Loss on sale and write-down of real estate owned	—	(6)
Other	104	87
Total noninterest income	869	395
Noninterest expense:
Compensation and benefits	1,954	1,901
Professional services	374	365
Occupancy and equipment	421	343
Data processing	197	181
FDIC insurance	77	70
OREO expense	169	157
Other operating expense	703	672
Total noninterest expense	3,895	3,689
Income before income tax expense	7,595	5,462
Income tax expense	1,835	2,004
Net income attributable to Company and noncontrolling interest	5,760	3,458
Net income (loss) attributable to noncontrolling interest	—	1
Net income attributable to Company	5,760	3,459
Preferred stock dividend and discount accretion	239	299
Net income available to common shareholders	$5,521	$3,160
Earnings per common share:
Basic	$0.69	$0.42
Diluted	$0.58	$0.35
Weighted average shares outstanding:
Basic	8,020,232	7,564,607
Diluted	9,916,498	9,901,919
All share and per share information has been adjusted for the 10% stock dividend paid May 19, 2017.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31,
	2018	2017
	(in thousands)
Net income	$5,760	$3,459
Unrealized gains on securities:
Non-credit related unrealized gains on securities with OTTI	—	10
Unrealized (losses) gains on securities without OTTI	(650)	67
Tax impact	157	(31)
Total unrealized (losses) gains on securities	(493)	46
Total comprehensive income	$5,267	$3,505
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock $1,000 par	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders Equity	Minority Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2016	$20,000	7,147,952	$715	$62,300	$47,483	$(349)	$(3,015)	$127,134	$(44)	$127,090
Common stock options exercised		24,033		163				163		163
Preferred stock options exercised	(97)	1,001	1	7				(89)		(89)
Net income					3,459			3,459	(1)	3,458
Changes in other comprehensive income						46		46		46
Stock compensation				18				18		18
Dividend on preferred stock					(299)			(299)		(299)
Dividend on common stock					(688)			(688)		(688)
Balance, March 31, 2017	$19,903	7,172,986	$716	$62,488	$49,955	$(303)	$(3,015)	$129,744	$(45)	$129,699

Balance, December 31, 2017	$15,971	8,301,497	$830	$81,940	$39,184	$(130)	$(3,015)	$134,780		$134,780
Common stock options exercised		4,586	1	46				47		$47
Preferred stock shares conversion	(25)	2,841		25				—		$—
Net income					5,760			5,760		$5,760
Other comprehensive income						(493)		(493)		$(493)
Stock compensation				18				18		$18
Dividend on preferred stock					(239)			(239)		$(239)
Dividend on common stock ($0.12 per share)					(962)			(962)		$(962)
Balance, March 31, 2018	$15,946	8,308,924	$831	$82,029	$43,743	$(623)	$(3,015)	$138,911	$—	$138,911
All share information has been adjusted for the 10% stock dividend paid May 19, 2017.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$5,760	$3,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	69
Provision for loan losses	400	500
Gain on bank owned life insurance	(150)	(160)
Gain on sale of SBA loans	(178)	—
SBA loans originated for sale	(2,548)	(1,542)
Proceeds from sale of SBA loans originated for sale	2,564	—
Loss on sale & write down of OREO	—	6
Net accretion of purchase premiums and discounts on securities	13	17
Deferred income tax benefit	—	307
Changes in operating assets and liabilities:
Decrease in accrued interest receivable and other assets	1,042	1,058
Decrease in accrued interest payable and other accrued liabilities	(415)	(758)
Net cash provided by operating activities	6,579	2,955
Cash Flows from Investing Activities:
Redemptions of restricted stock	450	—
Proceeds from maturities and principal payments on mortgage-backed securities	1,412	1,597
Donated OREO property	—	(30)
Advances on OREO	(79)	(103)
Proceeds from sale and call of securities available for sale	1,205	—
Proceeds from sale of OREO	779	885
Net increase in loans	(30,365)	(33,800)
Purchases of bank premises and equipment	(74)	(48)
Net cash used in investing activities	(26,672)	(31,499)
Cash Flows from Financing Activities:
Payment of dividend on common & preferred stock	(1,201)	(987)
Proceeds from exercise of stock options	47	171
Stock compensation	18	18
Net decrease in FHLBNY and short-term borrowings	(10,000)	—
Net increase (decrease) in noninterest-bearing deposits	1,215	(30,695)
Net increase in interest-bearing deposits	34,606	29,047
Net cash provided by (used in) financing activities	24,685	(2,446)
Net increase (decrease) in cash and cash equivalents	4,592	(30,990)
Cash and Cash Equivalents, January 1,	42,113	70,720
Cash and Cash Equivalents, March 31,	$46,705	$39,730
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$2,472	$1,875
Income taxes	$—	$2,004
Supplemental Schedule of Noncash Activities:
Real estate acquired in settlement of loans	$290	$59
Dividends accrued during the period	$1,201	$985
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying interim financial statements for the three months ended March 31, 2018 and 2017 are unaudited. The balance sheet as of December 31, 2017, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for loan losses, other than temporary impairment losses on investment securities, the valuation of deferred income taxes, servicing assets and carrying value of other real estate owned ("OREO").

Recently Issued Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of the reduced federal corporate income tax rate, which is effective in 2018. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company is in the process of evaluating this ASU and doesn't expect that the adoption of this standard will have any material impact on the company's consolidated financial statements.

During August 2016, the FASB issued ASU 2016-15, which is new guidance related to the Statement of Cash Flows. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance does not have a material effect on the consolidated financial statements.

During June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently in the process of gathering historical loan data required for the credit loss methodology and is reviewing a model from a third-party vendor. While we expect this standard will have an impact on the Company’s financial statements, we are still in process of conducting our evaluation.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU's changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Upon adoption, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; that is, for a calendar year-end public entity, the changes take effect beginning January 1, 2019. The Company is working on gathering all key lease data elements to meet the requirements of the new guidance. The resulting change from this ASU should not have a major impact on the Company's financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 (Topic 606) supersedes the revenue recognition requirements in Accounting Standards Codification, Topic 605. The amendment requires a contract-based approach revenue model. For public companies, this update was effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. The Company’s revenue is primarily composed of interest income on financial instruments, including investment securities and loans, which are excluded from the scope of this update. Also excluded from the scope of the update is revenue from bank-owned life insurance, loan fees, and letter of credit fees. Deposit account related fees are within the scope of the guidance; however, revenue recognition practices did not change under the guidance, as deposits agreements are considered day to day contracts. Deposits account transaction related fees will continue to be recognized as the services are performed. Implementation of this guidance did not change current business practices. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2018 and December 31, 2017:

As of March 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$27	$—	$—	$1,027
Residential mortgage-backed securities	35,680	23	909	—	34,794
Collateralized mortgage obligations	82	2	—	—	84
Total available for sale	$36,762	$52	$909	$—	$35,905

Held to maturity:
States and political subdivisions	$1,074	$178	$—	$—	$1,252

As of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in AOCI	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$33	$—	$—	$1,033
Residential mortgage-backed securities	37,105	194	436	—	36,863
Collateralized mortgage obligations	93	2	—	—	95
Total available for sale	$38,198	$229	$436	$—	$37,991

Held to maturity:
States and political subdivisions	$2,268	$200	$—	$—	$2,468

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2018 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	500	500
Due after ten years	500	527
Residential mortgage-backed securities and collateralized mortgage obligations	35,762	34,878
Total available for sale	$36,762	$35,905

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,074	1,252
Due after ten years	—	—
Total held to maturity	$1,074	$1,252

Expected maturities will differ from contractual maturities for mortgage related securities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

For the quarter ended March 31, 2018, the Bank used a line of credit of $40.0 million as collateral to secure public deposits as compared to $32.5 million of securities available for sale pledged to secure public deposits at December 31, 2017.

The following tables show the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other than temporarily impaired (“OTTI”), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017:

As of March 31, 2018	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$11,575	$247	$14,186	$662	$25,761	$909
Total available for sale	$11,575	$247	$14,186	$662	$25,761	$909

As of December 31, 2017	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$2,729	$16	$15,117	$420	$17,846	$436
Total available for sale	$2,729	$16	$15,117	$420	$17,846	$436

The unrealized losses on the Company’s investment in residential mortgage-backed securities relate to 12 securities at March 31, 2018 versus 10 securities at December 31, 2017. The losses were caused by movement in interest rates. The 12 securities were issued or guaranteed by government and government sponsored entities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investment in these securities to be OTTI at March 31, 2018.

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

The Company did not sell any securities during the three months ended March 31, 2018.

NOTE 4. LOANS

The portfolio of loans outstanding consists of the following:

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
	(amounts in thousands)
Commercial and Industrial	$30,200	2.9%	$38,972	4.0%
Real Estate Construction:
Residential	31,190	3.0	28,486	2.8
Commercial	71,166	6.8	67,139	6.6
Real Estate Mortgage:
Commercial – Owner Occupied	127,778	12.3	126,250	12.5
Commercial – Non-owner Occupied	273,289	26.2	270,472	26.7
Residential – 1 to 4 Family	442,805	42.5	416,317	41.1
Residential – Multifamily	49,612	4.8	47,832	4.7
Consumer	15,900	1.5	16,249	1.6
Total Loans	$1,041,940	100.0%	$1,011,717	100.0%

Loan Origination/Risk Management: In the normal course of business the Company is exposed to a variety of operational, reputational, legal, regulatory, and credit risks that could adversely affect our financial performance. Most of our asset risk is primarily tied to credit (lending) risk. The Company has lending policies, guidelines and procedures in place that are designed to maximize loan income within an acceptable level of risk. The Board of Directors reviews and approves these policies, guidelines and procedures. When we originate a loan, we make certain subjective judgments about the borrower’s ability to meet the loan’s terms and conditions. We also make objective and subjective value assessments on the assets we finance. The borrower’s ability to repay can be adversely affected by economic changes. Likewise, changes in market conditions and other external factors can affect asset valuations. The Company actively monitors the quality of its loan portfolio. A reporting system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, troubled debt restructures, nonperforming and potential problem loans. Diversification in the loan portfolio is another means of managing risk associated with fluctuations in economic conditions.

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

Construction Loans: With respect to construction loans to developers and builders that are secured by non-owner occupied properties, loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are also generally underwritten based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, or sales of developed property until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Real Estate: Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. Commercial real estate loans may be riskier than loans for one-to-four family residences and are typically larger in dollar size. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. The repayment of these loans is generally dependent on the successful operation and management of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within our market area. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also monitors economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

An age analysis of past due loans by class at March 31, 2018 and December 31, 2017 follows:

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$16	$16	$30,184	$30,200
Real Estate Construction:
Residential	—	—	—	—	31,190	31,190
Commercial	—	—	1,392	1,392	69,774	71,166
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	152	152	127,626	127,778
Commercial – Non-owner Occupied	—	—	326	326	272,963	273,289
Residential – 1 to 4 Family	463	62	2,285	2,810	439,995	442,805
Residential – Multifamily	—	—	—	—	49,612	49,612
Consumer	—	—	—	—	15,900	15,900
Total Loans	$463	$62	$4,171	$4,696	$1,037,244	$1,041,940

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans
	(amounts in thousands)
Commercial and Industrial	$—	$—	$17	$17	$38,955	$38,972
Real Estate Construction:
Residential	—	—	—	—	28,486	28,486
Commercial	—	—	1,392	1,392	65,747	67,139
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	155	155	126,095	126,250
Commercial – Non-owner Occupied	—	—	597	597	269,875	270,472
Residential – 1 to 4 Family	—	352	2,292	2,644	413,673	416,317
Residential – Multifamily	—	—	—	—	47,832	47,832
Consumer	92	—	81	173	16,076	16,249
Total Loans	$92	$352	$4,534	$4,978	$1,006,739	$1,011,717

Impaired Loans: Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.

All impaired loans are assessed for recoverability based on an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are generally updated every 12 months or sooner if we have identified possible further deterioration in value. Prior to receiving the updated appraisal, we will establish a specific reserve for any estimated deterioration, based upon our assessment of market conditions, adjusted for estimated costs to sell and other identified costs. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, the shortfall is recognized by a specific reserve. If the borrower fails to pledge additional collateral in the ninety-day period, a charge-off equal to the difference between the loan’s carrying value and NRV will occur. In certain circumstances, however, a direct charge-off may be taken at the time that the NRV calculation reveals a shortfall. All impaired loans are evaluated based on the criteria stated above on a quarterly basis and any change in the reserve requirements are recorded in the period identified. All partially charged-off loans remain on non-accrual status until they are brought current as to both principal and interest and have at least nine months of payment history and future collectability of principal and interest is assured.

Impaired loans at March 31, 2018 and December 31, 2017 are set forth in the following tables:

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,366	5,855	—
Real Estate Mortgage:
Commercial – Owner Occupied	152	152	—
Commercial – Non-owner Occupied	277	277	—
Residential – 1 to 4 Family	2,285	2,326	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	4,080	8,610	—
With an allowance recorded:
Commercial and Industrial	16	20	16
Real Estate Construction:
Residential	—	—	—
Commercial	4,531	4,629	132
Real Estate Mortgage:
Commercial – Owner Occupied	3,547	3,577	55
Commercial – Non-owner Occupied	11,727	11,727	248
Residential – 1 to 4 Family	904	905	15
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,725	20,858	466
Total:
Commercial and Industrial	16	20	16
Real Estate Construction:
Residential	—	—	—
Commercial	5,897	10,484	132
Real Estate Mortgage:
Commercial – Owner Occupied	3,699	3,729	55
Commercial – Non-owner Occupied	12,004	12,004	248
Residential – 1 to 4 Family	3,189	3,231	15
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$24,805	$29,468	$466

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$17	$21	$—
Real Estate Construction:
Residential	—	—	—
Commercial	1,365	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	155	155	—
Commercial – Non-owner Occupied	277	277	—
Residential – 1 to 4 Family	2,292	2,354	—
Residential – Multifamily	—	—	—
Consumer	81	81	—
	4,187	8,744	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Real Estate Construction:
Residential	—	—	—
Commercial	4,587	4,684	135
Real Estate Mortgage:
Commercial – Owner Occupied	3,635	3,665	58
Commercial – Non-owner Occupied	12,124	13,941	250
Residential – 1 to 4 Family	919	919	15
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,265	23,209	458
Total:
Commercial and Industrial	17	21	—
Real Estate Construction:
Residential	—	—	—
Commercial	5,952	10,540	135
Real Estate Mortgage:
Commercial – Owner Occupied	3,790	3,820	58
Commercial – Non-owner Occupied	12,401	14,218	250
Residential – 1 to 4 Family	3,211	3,273	15
Residential – Multifamily	—	—	—
Consumer	81	81	—
	$25,452	$31,953	$458

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$21	$—	$23	$—
Real Estate Construction:
Residential	—	—	—	—
Commercial	10,512	48	8,188	57
Real Estate Mortgage:
Commercial – Owner Occupied	3,774	48	4,081	57
Commercial – Non-owner Occupied	12,081	148	18,978	173
Residential – 1 to 4 Family	3,241	14	4,021	19
Residential – Multifamily	—	—	287	—
Consumer	—	—	90	1
Total	$29,629	$258	$35,668	$307

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

Performing TDRs (not reported as non-accrual loans) totaled $20.6 million and $20.9 million with related allowances of $382,000 and $385,000 as of March 31, 2018 and December 31, 2017, respectively. Nonperforming TDRs were $277,000 at March 31, 2018 and December 31, 2017, with no related allowances as of March 31, 2018 and December 31, 2017. All TDRs, performing and nonperforming, are classified as impaired loans and are included in the impaired loan disclosures above. There were no new loans modified as a TDR during the three-month periods ended March 31, 2018 and 2017. Also, there were no loans that were modified and deemed a TDR that subsequently defaulted during the three-month periods ended March 31, 2018 and 2017.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2018 and December 31, 2017 is as follows:

At March 31, 2018	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$30,109	$91	$—	$—	$30,200
Real Estate Construction:
Residential	26,069	5,121	—	—	31,190
Commercial	63,108	—	8,058	—	71,166
Real Estate Mortgage:
Commercial – Owner Occupied	125,097	2,529	152	—	127,778
Commercial – Non-owner Occupied	272,824	—	465	—	273,289
Residential – 1 to 4 Family	439,837	550	2,418	—	442,805
Residential – Multifamily	49,612	—	—	—	49,612
Consumer	15,883	17	—	—	15,900
Total	$1,022,539	$8,308	$11,093	$—	$1,041,940

At December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$38,875	$97	$—	$—	$38,972
Real Estate Construction:
Residential	23,430	5,056	—	—	28,486
Commercial	58,921	—	8,218	—	67,139
Real Estate Mortgage:
Commercial – Owner Occupied	123,491	2,604	155	—	126,250
Commercial – Non-owner Occupied	269,736	—	736	—	270,472
Residential – 1 to 4 Family	413,327	560	2,430	—	416,317
Residential – Multifamily	47,832	—	—	—	47,832
Consumer	16,168	—	81	—	16,249
Total	$991,780	$8,317	$11,620	$—	$1,011,717

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship level for all commercial loans. When a loan has a grade of 6 or higher, the loan is analyzed to determine whether the loan is impaired and, if impaired, whether there is a need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, any collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.

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

An analysis of the allowance for loan losses for the three-month periods ended March 31, 2018 and 2017 is as follows:

Allowance for Loan Losses:	For the three months ended March 31, 2018
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$684	$—	$20	$(149)	$555
Real Estate Construction:
Residential	399	—	—	38	437
Commercial	1,669	—	—	121	1,790
Real Estate Mortgage:
Commercial – Owner Occupied	2,017	—	136	(162)	1,991
Commercial – Non-owner Occupied	4,630	—	5	146	4,781
Residential – 1 to 4 Family	6,277	—	4	363	6,644
Residential – Multifamily	627	—	—	21	648
Consumer	230	(17)	—	22	235
Total	$16,533	$(17)	$165	$400	$17,081

Allowance for Loan Losses:	For the three months ended March 31, 2017
	Beginning Balance	Charge-offs	Recoveries	Provisions (Credits)	Ending Balance
	(amounts in thousands)
Commercial and Industrial	$1,188	$(134)	$35	$76	$1,165
Real Estate Construction:
Residential	268	—	—	(39)	229
Commercial	2,496	—	—	(556)	1,940
Real Estate Mortgage:
Commercial – Owner Occupied	2,082	(430)	—	217	1,869
Commercial – Non-owner Occupied	3,889	—	40	311	4,240
Residential – 1 to 4 Family	4,916	(118)	2	336	5,136
Residential – Multifamily	505	—	—	157	662
Consumer	236	—	—	(2)	234
Total	$15,580	$(682)	$77	$500	$15,475

Allowance for Loan Losses, at March 31, 2018	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$16	$539	$555
Real Estate Construction:
Residential	—	437	437
Commercial	132	1,658	1,790
Real Estate Mortgage:
Commercial – Owner Occupied	55	1,936	1,991
Commercial – Non-owner Occupied	248	4,533	4,781
Residential – 1 to 4 Family	15	6,629	6,644
Residential – Multifamily	—	648	648
Consumer	—	235	235
Total	$466	$16,615	$17,081

Allowance for Loan Losses, at December 31, 2017	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$—	$684	$684
Real Estate Construction:
Residential	—	399	399
Commercial	135	1,534	1,669
Real Estate Mortgage:
Commercial – Owner Occupied	58	1,959	2,017
Commercial – Non-owner Occupied	250	4,380	4,630
Residential – 1 to 4 Family	15	6,262	6,277
Residential – Multifamily	—	627	627
Consumer	—	230	230
Total	$458	$16,075	$16,533

Loans, at March 31, 2018:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$16	$30,184	$30,200
Real Estate Construction:
Residential	—	31,190	31,190
Commercial	5,897	65,269	71,166
Real Estate Mortgage:
Commercial – Owner Occupied	3,699	124,079	127,778
Commercial – Non-owner Occupied	12,004	261,285	273,289
Residential – 1 to 4 Family	3,189	439,616	442,805
Residential – Multifamily	—	49,612	49,612
Consumer	—	15,900	15,900
Total	$24,805	$1,017,135	$1,041,940

Loans, at December 31, 2017:	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(amounts in thousands)
Commercial and Industrial	$17	$38,955	$38,972
Real Estate Construction:
Residential	—	28,486	28,486
Commercial	5,952	61,187	67,139
Real Estate Mortgage:
Commercial – Owner Occupied	3,790	122,460	126,250
Commercial – Non-owner Occupied	12,401	258,071	270,472
Residential – 1 to 4 Family	3,211	413,106	416,317
Residential – Multifamily	—	47,832	47,832
Consumer	81	16,168	16,249
Total	$25,452	$986,265	$1,011,717

NOTE 6. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of March 31, 2018 and December 31, 2017, that the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Restrictions
As of March 31, 2018	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$167,788	17.21%	$77,979	8.00%	$96,255	9.875%	$97,474	10.00%
Tier 1 risk-based capital	155,548	15.96%	58,484	6.00%	76,760	7.875%	77,979	8.00%
Tier 1 leverage	155,548	13.52%	46,017	4.00%	53,207	4.625%	57,521	5.00%
Tier 1 common equity	126,602	12.99%	43,863	4.50%	62,139	6.375%	63,358	6.50%
Parke Bank:
Total risk-based capital	$164,239	16.96%	$77,468	8.00%	$95,625	9.875%	$96,835	10.00%
Tier 1 risk-based capital	152,074	15.70%	58,101	6.00%	76,258	7.875%	77,468	8.00%
Tier 1 leverage	152,074	13.22%	46,017	4.00%	53,207	4.625%	57,521	5.00%
Tier 1 common equity	152,074	15.70%	43,576	4.50%	61,732	6.375%	62,943	6.50%

As of December 31, 2017	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$162,837	17.17%	$75,859	8.00%	$87,711	9.25%	$94,823	10.00%
Tier 1 risk-based capital	150,926	15.92%	56,894	6.00%	68,747	7.25%	75,859	8.00%
Tier 1 leverage	150,926	14.31%	42,178	4.00%	42,178	4.00%	52,722	5.00%
Tier 1 common equity	121,955	12.86%	42,670	4.50%	54,523	5.75%	61,635	6.50%
Parke Bank:
Total risk-based capital	$159,435	16.81%	$75,861	8.00%	$87,714	9.25%	$94,826	10.00%
Tier 1 risk-based capital	147,524	15.56%	56,896	6.00%	68,749	7.25%	75,861	8.00%
Tier 1 leverage	147,524	13.99%	42,175	4.00%	42,175	4.00%	52,719	5.00%
Tier 1 common equity	147,524	15.56%	42,672	4.50%	54,525	5.75%	61,637	6.50%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. On March 1, 2018 the Bank entered into an agreement with the Federal Home Loan Bank of New York, for a Municipal Line of Credit ("MLOC"), of $40.0 million. The MLOC will be used to pledge against public deposits and expires on March 1, 2019.

NOTE 8. OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(amounts in thousands)
Securities:
Unrealized losses on securities without OTTI	$(856)	$(207)
Tax impact	233	77
Other comprehensive loss	$(623)	$(130)

NOTE 9. FAIR VALUE

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

Investment Securities Available for Sale:

Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Securities Available for Sale
As of March 31, 2018
Corporate debt obligations	$—	$1,027	$—	$1,027
Residential mortgage-backed securities	—	34,794	—	34,794
Collateralized mortgage-backed securities	—	84	—	84
Collateralized debt obligations	—	—	—	—
Total	$—	$35,905	$—	$35,905
As of December 31, 2017
Corporate debt obligations	$—	$1,033	$—	$1,033
Residential mortgage-backed securities	—	36,863	—	36,863
Collateralized mortgage-backed securities	—	95	—	95
Collateralized debt obligations	—	—	—	—
Total	$—	$37,991	$—	$37,991

For the three months ended March 31, 2018, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three months ended March 31, 2018

	Securities Available for Sale
	March 31, 2018	March 31, 2017

	(amounts in thousands)
Beginning balance at January 1,	$—	$437
Total net losses included in:
Settlements	—	(437)
Ending balance	$—	$—

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of March 31, 2018
Collateral-dependent impaired loans	$—	$—	$8,676	$8,676
OREO	—	—	6,838	6,838
As of December 31, 2017
Collateral-dependent impaired loans	$—	$—	$9,093	$9,093
OREO	—	—	7,248	7,248

Collateral-dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $8.7 million and $9.1 million at March 31, 2018 and December 31, 2017 respectively, with a valuation allowance of $466,000 and $458,000 at March 31, 2018 and December 31, 2017, respectively. The valuation allowance for collateral-dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral-dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

OREO consists of commercial real estate properties which are recorded at fair value based upon current appraised value, or agreements of sale, less estimated disposition costs using level 3 inputs. Properties are reappraised annually.

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

The Company used the following methods and assumptions in estimating the fair value of the following financial instruments:

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2018 and December 31, 2017:

	Level in Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Financial Assets:
Cash and cash equivalents	Level 1	$46,705	$46,705	$42,113	$42,113
Investment securities AFS	(1)	35,905	35,905	37,991	37,991
Investment securities HTM	Level 2	1,074	1,252	2,268	2,468
Restricted stock	Level 2	5,722	5,722	6,172	6,172
Loans held for sale	Level 2	1,703	1,703	1,541	1,541
Loans, net	(2)	1,024,859	1,025,641	995,184	1,001,655
Accrued interest receivable	Level 2	4,139	4,139	4,025	4,025
Financial Liabilities:
Demand and savings deposits	Level 2	$524,349	$524,349	$498,522	$498,522
Time deposits	Level 2	377,855	378,593	367,861	368,863
Borrowings	Level 2	118,053	117,698	128,053	127,552
Accrued interest payable	Level 2	731	731	719	719

(1) See the recurring fair value table above.
(2) For non-impaired loans, Level 2; for impaired loans, Level 3.

NOTE 10. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017

Basic earnings per common share
Net income available to common shareholders	$5,521	$3,160
Average common shares outstanding	8,020,232	7,564,607
Basic earnings per common share	$0.69	$0.42
Diluted earnings per common share
Net income available to common shareholders	$5,521	$3,160
Dividend on Series B Preferred Stock	239	299
Average common shares outstanding	8,020,232	7,564,607
Dilutive potential common shares	1,896,266	2,337,312
Total diluted average common shares outstanding	9,916,498	9,901,919
Diluted earnings per common share	$0.58	$0.35
All share and per share information has been adjusted for the 10% stock dividend paid May 19, 2017.

On March 20, 2018, the Company declared a quarterly cash dividend of $0.12 per share to common shareholders of record as of April 13, 2018 and payable on April 27, 2018.

NOTE 11. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after March 31, 2018 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

On April, 17, 2018, the Company declared a 10% common stock dividend. The stock dividend is payable on May 18, 2018, to stockholders of record as of May 4, 2018.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

At March 31, 2018, the Company’s total assets increased to $1.17 billion, an increase of $29.5 million or 2.6%, from December 31, 2017.

Cash and cash equivalents increased $4.6 million to $46.7 million at March 31, 2018 from $42.1 million at December 31, 2017, a increase of 10.9%. The increase was primarily due to the increase in deposits.

Total investment securities decreased to $37.0 million at March 31, 2018, from $40.3 million at December 31, 2017, a decrease of $3.3 million or 8.1%. The decrease was due to the normal pay downs of mortgage-backed securities and the call of one of the Bank's municipal securities of $1.2 million.

Total loans increased to $1.04 billion at March 31, 2018 from $1.01 billion at December 31, 2017, an increase of $30.2 million or 3.0%. The increase during the three-month period is primarily attributable to an increase in residential 1 - 4 family mortgage loans.

Delinquent loans totaled $4.7 million, or 0.5% of total loans at March 31, 2018, a decrease of $282,000 from December 31, 2017. At March 31, 2018, loans 30 to 89 days delinquent totaled $525,000, an increase of $81,000 from December 31, 2017. Loans delinquent 90 days or more and not accruing interest totaled $4.2 million at March 31, 2018, a decrease of $363,000 from December 31, 2017.

At March 31, 2018, the Company had $4.2 million in non-accrual loans, or 0.4% of total loans, a decrease from $4.5 million, or 0.4% of total loans, at December 31, 2017. The three largest nonperforming loan relationships as of March 31, 2018 are a $1.4 million land development loan, a $497,000 residential term loan, and a $565,000 residential term loan.

The composition of non-accrual loans as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(amounts in thousands except ratios)
Commercial and Industrial	$16	$17
Real Estate Construction:
Commercial	1,392	1,392
Real Estate Mortgage:
Commercial – Owner Occupied	152	155
Commercial – Non-owner Occupied	326	597
Residential – 1 to 4 Family	2,285	2,292
Residential – Multifamily	—	—
Consumer	—	81
Total	$4,171	$4,534
Nonperforming loans to total loans	0.4%	0.4%

At March 31, 2018, the allowance for loan losses was $17.1 million, as compared to $16.5 million at December 31, 2017. The ratio of allowance for loan losses to total loans was 1.6% at March 31, 2018 and December 31, 2017. The ratio of allowance for loan losses to non-performing assets increased to 155.2% at March 31, 2018, compared to 140.3% at December 31, 2017. During the three-month period ended March 31, 2018, the Company charged off $17,000 in loans, and recovered $165,000, compared to $682,000 charged off in the three months ended March 31, 2017, and $77,000 in recoveries. Specific allowances for loan losses have been established in the amount of $466,000 on impaired loans totaling $24.8 million at March 31, 2018, as compared to $458,000 on impaired loans totaling $25.5 million at December 31, 2017. We have provided for all losses that we believe are both probable and reasonably estimable at March 31, 2018 and December 31, 2017. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

OREO at March 31, 2018 was $6.8 million, compared to $7.2 million at December 31, 2017 with the largest property being a condominium development valued at $2.5 million.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2018	2017
	(amounts in thousands)
Balance at beginning of period	$7,248	$10,528
Real estate acquired in settlement of loans	290	59
Sales of real estate	(779)	(885)
Gain on sale of real estate	—	51
Write-down of real estate carrying values	—	(57)
Donated property	—	—
Capitalized improvements to real estate	79	133
Balance at end of period	$6,838	$9,829

At March 31, 2018, the Bank’s total deposits increased to $902.2 million from $866.4 million at December 31, 2017, an increase of $35.8 million, or 4.1%. During the three-month period ended March 31, 2018, the Bank had several successful CD promotions. In addition, the two new branches, in Collingswood and Philadelphia's Chinatown, have been effective in increasing our core deposits.

Total borrowings decreased $10.0 million to $104.7 million on March 31, 2018 from $114.7 million at December 31, 2017.

Total shareholders’ equity increased to $138.9 million at March 31, 2018 from $134.8 million at December 31, 2017, an increase of $4.1 million or 3.1%, due to the retention of earnings from the period.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General: Net income available to common shareholders for the three months ended March 31, 2018, was $5.5 million and for the three months ended March 31, 2017, was $3.2 million.

Interest Income: Interest income increased by $2.4 million, or 21.7%, to $13.5 million for the three months ended March 31, 2018, from $11.1 million for the three months ended March 31, 2017. The increase was attributable to the combined effects of an increase in the average outstanding loan balances and an 18-basis point increase in average loan interest rates. Average loans for the three-month period ended March 31, 2018, were $1.02 billion compared to $869.5 million for the same period last year. The average yield on loans was 5.15% for the three months ended March 31, 2018, compared to 4.97% for the same period in 2017. Overall, average interest-earning assets increased by $156.8 million and the average yield rose by 21 basis points period over period.

Interest Expense: Interest expense increased $643,000 to $2.5 million for the three months ended March 31, 2018, from $1.8 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings. The average rate paid on liabilities for the three-month period ended March 31, 2018 was 1.16%, compared to 0.93% for the same period last year. Average interest bearing deposits for the three-month period ended March 31, 2018 were $750.4 million compared to $709.2 million for the same period last year.

Net Interest Income: Net interest income increased $1.8 million to $11.0 million for the three months ended March 31, 2018, as compared to $9.3 million for the same period last year. We experienced a larger increase in average loans outstanding than we did in our average deposits and borrowing outstanding, resulting in an increase in net interest income. Our net interest rate spread was 3.78% for the three months ended March 31, 2018, as compared to 3.80% for the same period last year. Our net interest margin increased 9 basis points to 4.03% for the three months ended March 31, 2018, from 3.94% for the same period last year.

Provision for Loan Losses: We recorded a provision for loan losses of $400,000 for the three months ended March 31, 2018, compared to $500,000 for the same period last year. The $100,000 decrease was due primarily to higher loan quality.

Non-interest Income: Non-interest income was $869,000 for the three months ended March 31, 2018, compared to $395,000 for the same period last year. The increase was primarily attributable to a $178,000 gain on sale of SBA loans and an increase in service fees on deposit accounts.

Non-interest Expense: Non-interest expense increased $206,000 to $3.9 million for the three months ended March 31, 2018, from $3.7 million for the three months ended March 31, 2017. Contributing to the increase were a $78,000 increase in occupancy expense, a $53,000 increase in compensation and benefits and a $16,000 increase in data processing expense.

Income Taxes: The Company recorded income tax expense of $1.8 million on income before taxes of $7.6 million for the three months ended March 31, 2018, resulting in an effective tax rate of 24.2%, compared to income tax expense of $2.0 million on income before taxes of $5.5 million for the same period of 2017, resulting in an effective tax rate of 36.7%. Income tax expense decreased by $169,000 primarily due to the Tax Cuts and Jobs Act enacted in December of 2017.

The following table sets forth the average balance sheet for the Company for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,023,851	$13,013	5.15%	$869,505	$10,651	4.97%
Investment securities	44,467	349	3.18%	51,022	374	2.97%
Federal funds sold and cash equivalents	40,646	143	1.43%	31,590	72	0.92%
Total interest-earning assets	1,108,964	$13,505	4.94%	952,117	$11,097	4.73%
Other assets	58,054			60,714
Allowance for loan losses	(16,861)			(15,793)
Total assets	$1,150,157			$997,038
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$53,912	$60	0.45%	$38,911	$53	0.55%
Money markets	152,192	431	1.15%	130,146	187	0.58%
Savings	172,088	226	0.53%	182,110	238	0.53%
Time deposits	281,645	872	1.26%	292,027	837	1.16%
Brokered certificates of deposit	90,558	364	1.63%	65,966	151	0.93%
Total interest-bearing deposits	750,395	1,953	1.06%	709,160	1,466	0.84%
Borrowings	118,775	531	1.81%	93,053	375	1.63%
Total interest-bearing liabilities	869,170	2,484	1.16%	802,213	1,841	0.93%
Non-interest bearing deposits	136,405			59,535
Other liabilities	6,977			6,048
Total non-interest bearing liabilities	143,382			65,583
Shareholders’ equity	137,605			129,242
Total liabilities and shareholders’ equity	$1,150,157			$997,038
Net interest income		$11,021			$9,256
Interest rate spread			3.78%			3.80%
Net interest margin			4.03%			3.94%

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

Liquidity: Liquidity describes the ability of the Company to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from increased repayment and income from interest-earning assets. The loan to deposit ratio was 115.5% and 116.8% at March 31, 2018 and December 31, 2017, respectively. Funds received from new and existing depositors provided a large source of liquidity for the three-month period ended March 31, 2018. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding can be obtained through advances from the FHLB. As of March 31, 2018, the Company maintained lines of credit with the FHLB of $247.3 million, of which $104.7 million was outstanding at March 31, 2018.

As of March 31, 2018, the Company's investment securities portfolio included $34.8 million of residential mortgage-backed securities that provide cash flow each month. The majority of the investment portfolio is classified as available for sale, is marketable, and is available to meet liquidity needs. The Company's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market if needed as an additional source of liquidity. The Company's management is not aware of any known trends, demands, commitments or uncertainties that are reasonably likely to result in material changes in liquidity.

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

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At March 31, 2018, the capital ratios of Parke Bank exceed the “well capitalized” thresholds under the current capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Aspects of Market Risk

Interest rate risk is defined as the exposure of current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, either rising or declining interest rates can negatively affect the institution’s financial condition and results of operations. For example, a bank with predominantly long-term fixed-rate assets, and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk); from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk); and from interest rate related options imbedded in the Bank’s assets and liabilities (option risk).

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits.

Quantitative Aspects of Market Risk

We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which have been caused by changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk from any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year). Economic value simulation captures more information and reflects the entire asset and liability maturity spectrum. Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of the Company. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

The Bank’s Asset/Liability Management Committee produces reports on a quarterly basis, which compare current baseline positions (no interest rate change) showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity. Duration is defined as the weighted average time to the receipt of the present value of future cash flows. These baseline forecasts are subjected to a series of interest rate changes in order to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure the interest rate risk exposure present in our current asset/liability structure.

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at March 31, 2018. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity. Further the computation does not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

As of March 31, 2018:

Basis point change in rates (Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$47,695	$45,850	$44,975
% change	4.02%		-1.91%
Economic Value at Risk:
Equity	$198,762	$165,856	$144,209
% change	19.84%		-13.05%

As of March 31, 2018, based on the scenarios above, net interest income at risk would be negatively affected in a one-year time horizon in a rising rate environment and positively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be positively affected over a one-year time horizon in a declining rate environment and negatively affected in a rising rate environment.

The current historically low interest rate environment reduces the reliability of the measurement of a 200-basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for purposes of measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our March 31, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Internal Controls

Changes in internal control over financial reporting. During the last quarter, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

There were no material changes since December 31, 2017 to the risk factors relevant to the Company’s operations that were identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no securities purchased during the three months ended March 31, 2018.

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

PARKE BANCORP, INC.

Date:	May 10, 2018	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)