Form 10-Q
period 2018-06-30
PARKE BANCORP, INC.
filed 2018-08-09
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018.
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

Large accelerated filer [  ]       Accelerated filer [X]         Non-accelerated filer [  ]        Smaller reporting company [ ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                No [X]

As of July 31, 2018, there were 9,774,221 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from financial institutions	$6,319	$14,452
Federal funds sold and cash equivalents	103,892	27,661
Total cash and cash equivalents	110,211	42,113
Investment securities available for sale, at fair value	34,235	37,991
Investment securities held to maturity (fair value of $1,258 at June 30, 2018 and $2,468 at December 31, 2017)	1,086	2,268
Total investment securities	35,321	40,259
Loans held for sale	1,839	1,541
Loans, net of unearned income	1,101,243	1,011,717
Less: Allowance for loan losses	(17,273)	(16,533)
Net loans	1,083,970	995,184
Accrued interest receivable	4,271	4,025
Premises and equipment, net	6,964	7,025
Other real estate owned (OREO)	6,158	7,248
Restricted stock, at cost	5,858	6,172
Bank owned life insurance (BOLI)	25,499	25,196
Deferred tax asset	6,624	6,420
Other assets	2,920	2,269
Total Assets	$1,289,635	$1,137,452
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$210,669	$124,356
Interest-bearing deposits	807,227	742,027
Total deposits	1,017,896	866,383
FHLBNY borrowings	104,650	114,650
Subordinated debentures	13,403	13,403
Accrued interest payable	1,116	719
Other liabilities	7,928	7,517
Total liabilities	1,144,993	1,002,672
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; 9,195 shares outstanding at June 30, 2018 and 15,971 shares outstanding at December 31, 2017	9,195	15,971
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 9,956,210 shares at June 30, 2018 and 8,301,497 shares at December 31, 2017	996	830
Additional paid-in capital	104,866	81,940
Retained earnings	32,156	39,184
Accumulated other comprehensive loss	(797)	(130)
Treasury stock, at cost, 284,522 shares at June 30, 2018 and at December 31, 2017, respectively,	(3,015)	(3,015)
Total shareholders’ equity	143,401	134,780
Non-Controlling Interest	1,241	—
Total equity	144,642	134,780
Total liabilities and equity	$1,289,635	$1,137,452
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands except share data)
Interest income:
Interest and fees on loans	$14,243	$11,356	$27,256	$22,006
Interest and dividends on investments	332	351	681	725
Interest on federal funds sold and cash equivalents	305	63	448	135
Total interest income	14,880	11,770	28,385	22,866
Interest expense:
Interest on deposits	2,620	1,547	4,573	3,012
Interest on borrowings	665	420	1,196	795
Total interest expense	3,285	1,967	5,769	3,807
Net interest income	11,595	9,803	22,616	19,059
Provision for loan losses	200	1,000	600	1,500
Net interest income after provision for loan losses	11,395	8,803	22,016	17,559
Noninterest income:
Gain on sale of SBA loans	36	84	214	84
Loan fees	409	175	560	241
Gain on Bank Owned Life Insurance	153	163	303	323
Service fees on deposit accounts	399	99	685	187
Loss on sale of OREO and valuation adjustments	(509)	(389)	(509)	(395)
Other	161	459	265	547
Total noninterest income	649	591	1,518	987
Noninterest expense:
Compensation and benefits	1,953	1,692	3,907	3,593
Professional services	418	382	792	747
Occupancy and equipment	419	326	840	669
Data processing	194	186	391	368
FDIC insurance	92	71	169	142
OREO expense	165	146	334	303
Other operating expense	753	758	1,456	1,428
Total noninterest expense	3,994	3,561	7,889	7,250
Income before income tax expense	8,050	5,833	15,645	11,296
Income tax expense	1,923	2,151	3,758	4,155
Net income attributable to Company and noncontrolling interest	6,127	3,682	11,887	7,141
Net (income) loss attributable to noncontrolling interest	(16)	17	(16)	18
Net income attributable to Company	6,111	3,699	11,871	7,159
Preferred stock dividend and discount accretion	168	297	407	596
Net income available to common shareholders	$5,943	$3,402	$11,464	$6,563
Earnings per common share:
Basic	$0.66	$0.41	$1.28	$0.79
Diluted	$0.56	$0.34	$1.09	$0.66
Weighted average shares outstanding:
Basic	9,044,159	8,335,041	8,933,820	8,328,093
Diluted	10,909,130	10,913,227	10,909,294	10,901,965
All share and per share information has been adjusted for the stock dividend paid on May 18, 2018.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	6,127	3,682	11,887	7,141
Unrealized (losses) gains on investment securities:
Non-credit related net unrealized gains (losses) on OTTI securities	—	8	—	18
Unrealized (losses) gains on non-OTTI securities	(194)	144	(844)	211
Tax impact on unrealized gain (loss)	47	(61)	204	(91)
Reclassification of stranded tax effects	(27)	—	(27)	—
Total unrealized (losses) gains on investment securities	(174)	91	(667)	138
Comprehensive income	$5,953	$3,773	$11,220	$7,279
Less: Comprehensive income attributable to noncontrolling interests	(16)	17	(16)	18
Comprehensive income attributable to the Company	$5,937	$3,790	$11,204	$7,297
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2016	$20,000	7,147,952	$715	$62,300	$47,483	$(349)	$(3,015)	$127,134	$(44)	$127,090
Capital withdrawal by non-controlling interest	—	—	—	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	7,159	—	—	7,159	(18)	7,141
Common stock options exercised	—	7,260	—	232	—	—	—	232	—	232
Preferred stock shares conversion	(172)	17,774	2	13	—	—	—	(157)	—	(157)
Other comprehensive income	—	—	—	—	—	138	—	138	—	138
Stock compensation expense	—	—	—	36	—	—	—	36	—	36
Stock dividend	—	688,846	69	15,499	(15,568)	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	(596)	—	—	(596)	—	(596)
Dividend on common stock	—	—	—	—	(1,599)	—	—	(1,599)	—	(1,599)
Balance, June 30, 2017	$19,828	7,861,832	$786	$78,080	$36,879	$(211)	$(3,015)	$132,347	$(115)	$132,232

Balance, December 31, 2017	$15,971	8,301,497	$830	$81,940	$39,184	$(130)	$(3,015)	$134,780	$—	$134,780
Retained earnings adjustment for stranded tax effects	—	—	—	—	27	—	—	27	—	27
Capital activity by non-controlling interest	—	—	—	—	—	—	—	—	1,225	1,225
Net income	—	—	—	—	11,871	—	—	11,871	16	11,887
Common stock options exercised		5,406	1	40	—	—	—	41	—	41
Preferred stock shares conversion	(6,776)	847,023	85	6,692	—	—	—	1	—	1
Other comprehensive income	—	—	—	—	—	(667)	—	(667)	—	(667)
Stock compensation expense				41			—	41	—	41
Stock dividend	—	802,284	80	16,153	(16,236)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(407)	—	—	(407)	—	(407)
Dividend on common stock	—	—	—	—	(2,283)	—	—	(2,283)	—	(2,283)
Balance, June 30, 2018	$9,195	9,956,210	$996	$104,866	$32,156	$(797)	$(3,015)	$143,401	$1,241	$144,642
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$11,887	$7,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	185	144
Provision for loan losses	600	1,500
Increase in value of bank-owned life insurance	(303)	(323)
Gain on sale of SBA loans	(214)	(84)
SBA loans originated for sale	(3,075)	(2,546)
Proceeds from sale of SBA loans originated for sale	2,991	748
Loss on sale of OREO and valuation adjustments	509	395
Net accretion of purchase premiums and discounts on securities	27	33
Stock based compensation	41	36
Deferred income tax benefit	—	179
Net changes in:
Increase in accrued interest receivable and other assets	(897)	(2,794)
Increase (decrease) in accrued interest payable and other accrued liabilities	523	(254)
Net cash provided by operating activities	$12,274	$4,175
Cash Flows from Investing Activities:
Proceeds from sale and call of investment securities	1,205	—
Proceeds from maturities and principal payments on mortgage backed securities	2,862	3,178
Net increase in loans	(90,443)	(77,217)
Purchases of bank premises and equipment	(124)	(1,846)
Donated OREO property	—	(30)
Sale of OREO, net	1,638	1,500
Redemptions(purchases) of restricted stock	314	(1,035)
Net cash used in investing activities	$(84,548)	$(75,450)
Cash Flows from Financing Activities:
Cash dividend payment	(2,407)	(1,973)
Proceeds from exercise of stock options	41	247
Capital contribution (withdrawal) from non-controlling interest	1,225	(53)
Net (decrease) increase in FHLBNY and short-term borrowings	(10,000)	20,000
Net increase (decrease) in noninterest-bearing deposits	86,313	(12,179)
Net increase in interest-bearing deposits	65,200	14,013
Net cash provided by financing activities	140,372	20,055
Net increase (decrease) in cash and cash equivalents	68,098	(51,220)
Cash and Cash Equivalents, January 1,	42,113	70,720
Cash and Cash Equivalents, June 30,	$110,211	$19,500

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$5,384	$3,835
Income taxes	$3,354	$5,654
Non-cash Investing and Financing Items
Loans transferred to OREO	$1,057	$59

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION

Parke Bancorp, Inc. (the “Company, we, us, our”) is a bank holding company headquartered in Sewell, New Jersey. Through subsidiaries, the Company provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, principally loans and deposits. The Company was incorporated in January 2005 under the laws of the State of New Jersey for the sole purpose of becoming the holding company of Parke Bank (the "Bank").
The Bank is a commercial bank, which was incorporated on August 25, 1998, and commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank maintains its principal office at 601 Delsea Drive, Sewell, New Jersey, and seven additional branch office locations; 501 Tilton Road, Northfield, New Jersey, 567 Egg Harbor Road, Washington Township, New Jersey, 67 East Jimmie Leeds Road, Galloway Township, New Jersey, 1150 Haddon Avenue, Collingswood, New Jersey, 1610 Spruce Street, Philadelphia, Pennsylvania, and 1032 Arch Street, Philadelphia, Pennsylvania.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary the Bank, and certain partnership interests. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. We have eliminated inter-company balances and transactions. We have also reclassified certain prior year amounts to conform to the current year presentation, which did not have a material impact on our consolidated financial condition or results of operations.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying interim financial statements for the three and six months ended June 30, 2018 and 2017 are unaudited. The balance sheet as of December 31, 2017, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for loan losses, other than temporary impairment losses on investment securities, the valuation of deferred income taxes, and carrying value of other real estate owned ("OREO").

Recently Issued Accounting Pronouncements:

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment in this update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017, enactment of the reduced federal corporate income tax rate, which is effective in 2018. For public companies, the update is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The amendment can be adopted at the beginning of the period or on a retrospective basis. The Company early adopted the ASU in the second quarter of 2018. The reclassification of the cumulative-effect of $27,000 from accumulated other comprehensive income to retained earnings was immaterial to our consolidated financial statements.

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU's changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. Also, the ASU requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Upon adoption, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.

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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018. The Company does not expect the amendments will have any material impact on our consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$28	$—	$1,028
Residential mortgage-backed securities	34,213	62	1,142	33,133
Collateralized mortgage obligations	73	1	—	74
Total available for sale	$35,286	$91	$1,142	$34,235

Held to maturity:
States and political subdivisions	$1,086	$172	$—	$1,258

As of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$33	$—	$1,033
Residential mortgage-backed securities	37,105	194	436	36,863
Collateralized mortgage obligations	93	2	—	95
Total available for sale	$38,198	$229	$436	$37,991

Held to maturity:
States and political subdivisions	$2,268	$200	$—	$2,468

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2018 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$6	$6
Due after one year through five years	349	331
Due after five years through ten years	8,537	8,224
Due after ten years	26,394	25,674
Total available for sale	$35,286	$34,235

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,086	1,258
Due after ten years	—	—
Total held to maturity	$1,086	$1,258

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

During the three and six months ended June 30, 2018, the Company did not sell any securities.

At June 30, 2018, the Company used a letter of credit of $40.0 million as collateral to secure public deposits as compared to $32.5 million of securities available for sale pledged to secure public deposits at December 31, 2017.

The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

As of June 30, 2018	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$18,472	$412	$13,426	$730	$31,898	$1,142
Total available for sale	$18,472	$412	$13,426	$730	$31,898	$1,142

As of December 31, 2017	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$2,729	$16	$15,117	$420	$17,846	$436
Total available for sale	$2,729	$16	$15,117	$420	$17,846	$436

Other Than Temporarily Impaired Debt Securities (OTTI)

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. Estimating recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of the cash flows expected to be collected, discounted at the security’s effective yield, is less than the security’s amortized cost, OTTI is considered to have occurred.

For a debt security for which there has been a decline in the fair value below amortized cost basis, if we intend to sell the security, or if it is more likely than not we will be required to sell the security before recovery of amortized cost basis, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. For debt securities that are considered OTTI and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit-related and, therefore, is recognized in other comprehensive income.

We have a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) any change in rating agencies’ credit ratings at evaluation date from acquisition date and any likely imminent action; (5) for asset-backed securities, the credit performance of the underlying collateral, including delinquency rates, level of non-performing assets, cumulative losses to date, collateral value and the remaining credit enhancement compared with expected credit losses.

The Company’s unrealized loss for the debt securities is comprised of 15 securities and 11 residential mortgage backed securities at June 30, 2018 and December 31, 2017, respectively. The mortgage backed securities that had unrealized losses were issued or guaranteed by US government or government sponsored entities. The unrealized losses associated with those mortgage backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at June 30, 2018.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

As of June 30, 2018, the Company had $1.1 billion in loans receivable outstanding. Loans held for sale totaled $1.8 million at June 30, 2018. The portfolios of loans receivable at June 30, 2018 and December 31, 2017, consist of the following:

	June 30, 2018	December 31, 2017
	Amount	Amount
	(amounts in thousands)
Commercial and Industrial	$27,833	$38,972
Construction	130,383	95,625
Real Estate Mortgage:
Commercial – Owner Occupied	130,313	126,250
Commercial – Non-owner Occupied	272,277	270,472
Residential – 1 to 4 Family	475,702	416,317
Residential – Multifamily	49,349	47,832
Consumer	15,386	16,249
Total Loans	$1,101,243	$1,011,717

An age analysis of past due loans by class at June 30, 2018 and December 31, 2017 as follows:

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(amounts in thousands)
Commercial and Industrial	$—	$—	$15	$15	$27,818	$27,833	$—
Construction	—	—	1,365	1,365	129,018	130,383	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	150	150	130,163	130,313	—
Commercial – Non-owner Occupied	—	—	277	277	272,000	272,277	—
Residential – 1 to 4 Family		504	1,419	1,923	473,779	475,702	—
Residential – Multifamily	—	—	—	—	49,349	49,349	—
Consumer	112	—	—	112	15,274	15,386	—
Total Loans	$112	$504	$3,226	$3,842	$1,097,401	$1,101,243	$—

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(amounts in thousands)
Commercial and Industrial	$—	$—	$17	$17	$38,955	$38,972	$—
Construction	—	—	1,392	1,392	94,233	95,625	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	155	155	126,095	126,250	—
Commercial – Non-owner Occupied	—	—	597	597	269,875	270,472	—
Residential – 1 to 4 Family	—	352	2,292	2,644	413,673	416,317	—
Residential – Multifamily	—	—	—	—	47,832	47,832	—
Consumer	92	—	81	173	16,076	16,249	—
Total Loans	$92	$352	$4,534	$4,978	$1,006,739	$1,011,717	$—

Allowance For Loan and Lease Losses (ALLL)
We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolios as of the balance sheet date. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Contingencies (ASC 450) and Receivables (ASC 310).

Determining the appropriateness of the allowance is complex and requires significant judgment reflecting the best estimate of credit losses related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. The allowance for loan and lease losses is reviewed by the management of the Company monthly and discussed with the audit committee at least quarterly.

Our allowance for loan losses includes a formula based component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in TDRs as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

The formula based component of the allowance incorporates historical valuation allowance and general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; (ix) the impact of rising interest rates on portfolio risk; and (x) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

When evaluating the adequacy of the allowance, the assessment is highly judgmental as the measurement relies upon estimates such as loss severity, asset valuations, default rates, the amounts and timing of interest or principal payments or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry, portfolio, or borrower-specific factors, the expected outcome of insolvency proceedings as well as, in certain circumstances, other economic factors, including the level of future home prices. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(amounts in thousands)
Three months ended June 30, 2018
March 31, 2018	$555	$2,227	$1,991	$4,781	$6,644	$648	$235	17,081
Charge-offs	—	(27)	—	(49)	—	—	(1)	(77)
Recoveries	10	—	5	50	4	—	—	69
Provisions	(26)	(202)	(35)	478	18	(29)	(4)	200
Ending Balance at June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	$17,273

Allowance for loan losses
Six months ended June 30, 2018
December 31, 2017	$684	$2,068	$2,017	$4,630	$6,277	$627	$230	16,533
Charge-offs	—	(27)	—	(49)	—	—	(18)	(94)
Recoveries	30	—	141	55	8	—	—	234
Provisions	(175)	(43)	(197)	624	381	(8)	18	600
Ending Balance at June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	$17,273

Allowance for loan losses
Individually evaluated for impairment	$15	$73	$51	$196	$14	$—	$—	$349
Collectively evaluated for impairment	524	1,925	1,910	5,064	6,652	619	230	16,924
Balance at June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	$17,273

Loans
Individually evaluated for impairment	$15	$5,780	$3,609	$11,829	$2,310	$—	$—	$23,543
Collectively evaluated for impairment	27,818	124,603	126,704	260,448	473,392	49,349	15,386	1,077,700
Balance at June 30, 2018	$27,833	$130,383	$130,313	$272,277	$475,702	$49,349	$15,386	$1,101,243

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(amounts in thousands)
Three months ended June 30, 2017
March 31, 2017	$1,165	$2,169	$1,869	$4,240	$5,136	$662	$234	15,475
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	8	—	69	5	2	—	—	84
Provisions	29	89	(103)	670	284	37	(6)	1,000
Ending Balance at June 30, 2017	$1,202	$2,258	$1,835	$4,915	$5,422	$699	$228	$16,559

Allowance for loan losses
Six months ended June 30, 2017
December 31, 2016	$1,188	$2,764	$2,082	$3,889	$4,916	$505	$236	$15,580
Charge-offs	(134)	—	(430)	—	(118)	—	—	(682)
Recoveries	42	—	69	45	5	—	—	161
Provisions	106	(506)	114	981	619	194	(8)	1,500
Ending Balance at June 30, 2017	$1,202	$2,258	$1,835	$4,915	$5,422	$699	$228	$16,559

Allowance for loan losses
Individually evaluated for impairment	$—	$810	$57	$906	$212	$50	$—	$2,035
Collectively evaluated for impairment	1,202	1,448	1,778	4,009	5,210	649	228	14,524
Balance at June 30, 2017	$1,202	$2,258	$1,835	$4,915	$5,422	$699	$228	$16,559

Loans
Individually evaluated for impairment	$19	$7,182	$3,971	$17,280	$4,124	$50	$90	$32,716
Collectively evaluated for impairment	27,078	70,793	118,083	266,116	346,321	51,411	16,072	895,874
Balance at June 30, 2017	$27,097	$77,975	$122,054	$283,396	$350,445	$51,461	$16,162	$928,590

Impaired Loans

A loan is considered impaired when, based on the current information and events, it is probable that the Company will be unable to collect the payments of principal and interest as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when a loan is 90 days past due, unless the loan is well secured and in the process of collection, as required by regulatory provisions. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

All our impaired loans are assessed for recoverability based on an independent third-party full appraisal to determine the net realizable value (“NRV”) based on the fair value of the underlying collateral, less cost to sell and other costs or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent.

The following tables provide further detail on impaired loans and the associated ALLL at June 30, 2018 and December 31, 2017:

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	150	150	—
Commercial – Non-owner Occupied	277	277	—
Residential – 1 to 4 Family	1,419	1,419	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,846	1,846	—
With an allowance recorded:
Commercial and Industrial	15	20	15
Construction	5,780	10,269	73
Real Estate Mortgage:
Commercial – Owner Occupied	3,459	3,489	51
Commercial – Non-owner Occupied	11,552	11,552	196
Residential – 1 to 4 Family	891	891	14
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,697	26,221	349
Total:
Commercial and Industrial	15	20	15
Construction	5,780	10,269	73
Real Estate Mortgage:
Commercial – Owner Occupied	3,609	3,639	51
Commercial – Non-owner Occupied	11,829	11,829	196
Residential – 1 to 4 Family	2,310	2,310	14
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$23,543	$28,067	$349

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$17	$21	$—
Construction	1,365	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	155	155	—
Commercial – Non-owner Occupied	277	277	—
Residential – 1 to 4 Family	2,292	2,354	—
Residential – Multifamily	—	—	—
Consumer	81	81	—
	4,187	8,744	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	4,587	4,684	135
Real Estate Mortgage:
Commercial – Owner Occupied	3,635	3,665	58
Commercial – Non-owner Occupied	12,124	13,941	250
Residential – 1 to 4 Family	919	919	15
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,265	23,209	458
Total:
Commercial and Industrial	17	21	—
Construction	5,952	10,540	135
Real Estate Mortgage:
Commercial – Owner Occupied	3,790	3,820	58
Commercial – Non-owner Occupied	12,401	14,218	250
Residential – 1 to 4 Family	3,211	3,273	15
Residential – Multifamily	—	—	—
Consumer	81	81	—
	$25,452	$31,953	$458

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$16	$1	$23	$—
Construction	5,839	49	9,158	51
Real Estate Mortgage:
Commercial – Owner Occupied	3,654	48	4,024	40
Commercial – Non-owner Occupied	11,917	148	18,483	155
Residential – 1 to 4 Family	2,750	13	4,179	22
Residential – Multifamily	—	—	180	—
Consumer	—	—	90	1
Total	$24,176	$259	$36,137	$269

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$16	$1	$23	$1
Construction	5,876	97	8,535	102
Real Estate Mortgage:
Commercial – Owner Occupied	3,699	96	4,054	97
Commercial – Non-owner Occupied	12,078	296	18,248	328
Residential – 1 to 4 Family	2,903	27	4,185	42
Residential – Multifamily	—	—	223	—
Consumer	27	—	90	2
Total	$24,599	$517	$35,358	$572

Troubled debt restructuring (TDRs)

A TDR is a loan the terms of which have been restructured in a manner that grants a concession to a borrower experiencing financial difficulty. TDRs result from our loss mitigation activities that include rate reductions, extension of maturity, or a combination of both, which are intended to minimize economic loss and to avoid foreclosure or repossession of collateral. TDRs are classified as impaired loans and are included in the impaired loan disclosures. TDRs are also evaluated to determine whether they should be placed on non-accrual status. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is repaid in full, foreclosed, sold or it meets the criteria to be removed from TDR status.

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

At June 30, 2018 and December 31, 2017, we reported TDR loans of $20.6 million and $21.2 million, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs during six months ended June 30, 2018 and the year ended December 31, 2017. Performing TDRs (not reported as non-accrual loans) totaled $20.3 million and $20.9 million as of June 30, 2018 and December 31, 2017. Nonperforming TDRs were $277,000 at June 30, 2018 and December 31, 2017, respectively.

Loans modified in a TDR are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $329,000 and $457,000 in the allowance at June 30, 2018 and December 31, 2017.

TDRs are generally included in nonaccrual loans and may return to performing status after a minimum of six consecutive monthly payments under restructured terms and also meeting other performance indicators.

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

5.
Other Assets Especially Mentioned (OAEM): Financial condition is such that assets in this category have a potential weakness or pose unwarranted financial risk to the Bank even though the asset value is not currently impaired. The asset does not currently warrant adverse classification but if not corrected could weaken and could create future increased risk exposure. Includes loans that require an increased degree of monitoring or servicing as a result of internal or external changes.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2018 and December 31, 2017 is as follows:

At June 30, 2018	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$27,748	$85	$—	$—	$27,833
Construction	116,207	6,185	7,991	—	130,383
Real Estate Mortgage:
Commercial – Owner Occupied	127,709	2,454	150	—	130,313
Commercial – Non-owner Occupied	271,863	—	414	—	272,277
Residential – 1 to 4 Family	473,379	775	1,548	—	475,702
Residential – Multifamily	49,349	—	—	—	49,349
Consumer	15,370	16	—	—	15,386
Total	$1,081,625	$9,515	$10,103	$—	$1,101,243

At December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$38,875	$97	$—	$—	$38,972
Construction	82,351	5,056	8,218	—	95,625
Real Estate Mortgage:
Commercial – Owner Occupied	123,491	2,604	155	—	126,250
Commercial – Non-owner Occupied	269,736	—	736	—	270,472
Residential – 1 to 4 Family	413,327	560	2,430	—	416,317
Residential – Multifamily	47,832	—	—	—	47,832
Consumer	16,168	—	81	—	16,249
Total	$991,780	$8,317	$11,620	$—	$1,011,717

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.0 billion and $866.4 million at June 30, 2018 and December 31, 2017. The time deposits greater than $250,000 were $52.3 million and $51.1 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME (LOSS)

The Company's total equity was $144.6 million and $134.8 million at June 30, 2018 and December 31, 2017, respectively.

Common stock dividend: On March 20, 2018, the Company declared a quarterly cash dividend of $0.12 per share to the common shareholders of record as of April 13, 2018 and paid the dividend on April 27, 2018. On June 26, 2018, the Company declared a cash dividend $0.14 per share for the second quarter 2018 to the common shareholders of record as of July 13, 2018. The dividend was paid on July 27, 2018.

Stock dividend: On April 17, 2018, the Company declared an 11 for 10 stock split to shareholders of record as of May 5, 2018. The stock split was accounted for as stock dividend and was paid on May 18, 2018.

Conversion of preferred stock: During the first six months of 2018, preferred stock holders converted 6,776 shares of preferred shares into 847,023 shares of common shares before considering the effect of the stock dividend.

Non-controlling interests: The Company has a joint venture with another party in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. During the six months ended June 30, 2018, the other party made a $1.2 million capital contribution to PDL.

The changes in accumulated other comprehensive income (loss) consisted of the following for the three months and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017
	(amounts in thousands)
Investment securities:
Non-credit related net unrealized gains (losses) on OTTI securities	$—	$8
Unrealized gains (losses) on non-OTTI securities	(194)	144
Tax impact on unrealized gain (loss)	47	(61)
Reclassification of stranded tax effects	(27)	—
Other comprehensive income (loss)	$(174)	$91

	For the Six Months Ended June 30,
	2018	2017
	(amounts in thousands)
Investment securities:
Non-credit related net unrealized gains (losses) on OTTI securities	$—	$18
Unrealized gains (losses) on non-OTTI securities	(844)	211
Tax impact on unrealized gain (loss)	204	(91)
Reclassification of stranded tax effects	(27)	—
Other comprehensive income (loss)	$(667)	$138

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands except share and per share data)
Basic earnings per share
Net income	$6,111	$3,699	$11,871	$7,159
Less: Dividend on series B preferred stock	168	297	407	596
Net income attributable to common shares	$5,943	$3,402	$11,464	$6,563
Basic weighted-average common shares outstanding	9,044,159	8,335,041	8,933,820	8,328,093
Basic earnings per common share	$0.66	$0.41	$1.28	$0.79
Diluted earnings per share
Net income attributable to common shares	$5,943	$3,402	$11,464	$6,563
Add: Dividend on series B preferred stock	168	297	407	596
Net income attributable to diluted common shares	$6,111	$3,699	$11,871	$7,159
Basic weighted-average common shares outstanding	9,044,159	8,335,041	8,933,820	8,328,093
Dilutive potential common shares	1,864,971	2,578,186	1,975,474	2,573,872
Diluted weighted-average common shares outstanding	10,909,130	10,913,227	10,909,294	10,901,965
Diluted earnings per common share	$0.56	$0.34	$1.09	$0.66

All share and per share information has been adjusted for the 10% stock dividend effective on May 18, 2018.

NOTE 8. FAIR VALUE

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the "Fair Value Measurements and Disclosures" Topic 820 of FASB ASC, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value is a market-based measurement, not an entity-specific measurement. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried at fair value in three levels as follows:

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

Fair Value on a Recurring Basis:

The following is a description of the Company’s valuation methodologies for assets carried at fair value on a recurring basis. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting measurement date.

Investment Securities and Loan Available for Sale:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. For the available for sale (“AFS”) loans, the fair value represents the face value of the guaranteed portion of the SBA loans pending settlement. Securities and loans in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities, and SBA loans available for sale.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Investment securities and loan available for sale
As of June 30, 2018
Corporate debt obligations	$—	$1,028	$—	$1,028
Residential mortgage-backed securities	—	33,133	—	33,133
Collateralized mortgage-backed securities	—	74	—	74
SBA loans available for sale	—	1,839	—	1,839
Total	$—	$36,074	$—	$36,074
As of December 31, 2017
Corporate debt obligations	$—	$1,033	$—	$1,033
Residential mortgage-backed securities	—	36,863	—	36,863
Collateralized mortgage-backed securities	—	95	—	95
SBA loans available for sale	—	1,541	—	1,541
Total	$—	$39,532	$—	$39,532

For the six months ended June 30, 2018, there were no transfers between the levels within the fair value hierarchy.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three and six months ended June 30, 2018 and 2017

	Investment Securities and Loan Available for Sale
Three months ended	June 30, 2018	June 30, 2017
	(amounts in thousands)
Beginning balance	$—	$428
Total net losses included in:
Settlements	—	(7)
Ending balance	$—	$421

	Investment Securities and Loan Available for Sale
Six months ended	June 30, 2018	June 30, 2017
	(amounts in thousands)
Beginning balance	$—	$437
Total net losses included in:
Settlements	—	(16)
Ending balance	$—	$421

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of June 30, 2018
Collateral-dependent impaired loans	$—	$—	$7,553	$7,553
OREO	—	—	6,158	6,158
As of December 31, 2017
Collateral-dependent impaired loans	$—	$—	$9,093	$9,093
OREO	—	—	7,248	7,248
Collateral-dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables”, for impairment, had a carrying amount of $7.6 million and $9.1 million at June 30, 2018 and December 31, 2017 respectively, with a valuation allowance of $87,000 and $458,000 at June 30, 2018 and December 31, 2017, respectively. The valuation allowance for collateral-dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral-dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

OREO consists of commercial real estate properties that are recorded at fair value based upon current appraised value, or agreements of sale, less estimated disposition costs using level 3 inputs. Properties are reappraised annually.

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

Investment Securities: Fair value of securities available for sale is described above. Fair value of held to maturity securities is based upon quoted market prices for identical or similar assets.
Loans Held for Sale: Fair value represents the face value of the guaranteed portion of SBA loans pending settlement.
Loan Receivables. For residential mortgages loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the risk adjusting current interest rates at which similar loans would be made to borrowers with similar credit ratings and same remaining maturities, adjusted for the liquidity discount and underwriting uncertainty.

Deposits: The fair value of time deposits is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowings: The fair values of FHLBNY borrowings, other borrowed funds and subordinated debt are based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for debts with similar credit rating, terms and remaining maturities.

For a further discussion of the Company’s valuation methodologies for financial instrument measured at fair value, see the descriptions in the Company's 2017 Annual Report included in its Annual Report on Form 10-K.

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2018 and December 31, 2017:

June 30, 2018	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$110,211	$110,211	$110,211	$—	$—
Investment securities AFS	34,235	34,235	—	34,235	—
Investment securities HTM	1,086	1,258	—	1,258	—
Restricted stock	5.858	5,858	—	5,858	—
Loans held for sale	1.839	1,839	—	1,839	—
Loans, net	1,083,970	1,069,310	—	1,046,116	23,194
Accrued interest receivable	4,271	4,271	—	4,271	—

Financial Liabilities:
Non-time deposits	583,741	583,741	—	583,741	—
Time deposits	434,155	435,684	—	435,684	—
Borrowings	118,053	117,967	—	117,967	—
Accrued interest payable	1,116	1,116	—	1,116	—

December 31, 2017	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$42,113	$42,113	$42,113	$—	$—
Investment securities AFS	37,991	37,991	—	37,991	—
Investment securities HTM	2,268	2,468	—	2,468	—
Restricted stock	6,172	6,172	—	6,172	—
Loans held for sale	1,541	1,541	—	1,541	—
Loans, net	995,184	1,001,655	—	976,660	24,995
Accrued interest receivable	4,025	4,025	—	4,025	—

Financial Liabilities:
Non-time deposits	$498,522	$498,522	$—	$498,522	$—
Time deposits	367,861	368,863	—	368,863	—
Borrowings	128,053	127,552	—	127,552	—
Accrued interest payable	719	719	—	719	—

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. On March 1, 2018 the Bank entered into an agreement with the Federal Home Loan Bank of New York, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC will be used to pledge against public deposits and expires on March 1, 2019. There were no outstanding borrowings on the letter of credit as of June 30, 2018.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The Bank made one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At June 30, 2018 and December 31, 2017, the Company and Bank were both considered “well capitalized"

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Capital Compliance
As of June 30, 2018	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$174,520	16.75%	$83,333	8.00%	$102,864	9.875%	$104,166	10.00%
Tier 1 risk-based capital	161,453	15.50%	62,500	6.00%	82,031	7.875%	83,333	8.00%
Tier 1 leverage	161,453	13.56%	47,626	4.00%	47,626	4.000%	59,533	5.00%
Tier 1 common equity	139,258	13.37%	46,875	4.50%	66,406	6.375%	67,708	6.50%
Parke Bank:
Total risk-based capital	$171,118	16.43%	$83,333	8.00%	$102,864	9.875%	$104,166	10.00%
Tier 1 risk-based capital	158,051	15.17%	62,500	6.00%	82,031	7.875%	83,333	8.00%
Tier 1 leverage	158,051	13.27%	47,626	4.00%	47,626	4.000%	59,533	5.00%
Tier 1 common equity	158,051	15.17%	46,875	4.50%	66,406	6.375%	67,708	6.50%

As of December 31, 2017	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$162,837	17.17%	$75,859	8.00%	$87,711	9.25%	$94,823	10.00%
Tier 1 risk-based capital	150,926	15.92%	56,894	6.00%	68,747	7.25%	75,859	8.00%
Tier 1 leverage	150,926	14.31%	42,178	4.00%	42,178	4.00%	52,722	5.00%
Tier 1 common equity	121,955	12.86%	42,670	4.50%	54,523	5.75%	61,635	6.50%
Parke Bank:
Total risk-based capital	$159,435	16.81%	$75,861	8.00%	$87,714	9.25%	$94,826	10.00%
Tier 1 risk-based capital	147,524	15.56%	56,896	6.00%	68,749	7.25%	75,861	8.00%
Tier 1 leverage	147,524	13.99%	42,175	4.00%	42,175	4.00%	52,719	5.00%
Tier 1 common equity	147,524	15.56%	42,672	4.50%	54,525	5.75%	61,637	6.50%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 11. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after June 30, 2018 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

Throughout this report, “Parke Bancorp” and “the Company” refer to Parke Bancorp Inc. and its consolidated subsidiaries.
The Company is collectively referred to as “we,” “us” or “our.” Parke Bank is referred to as the “Bank.”
In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview
We are a bank holding company and are headquartered in Washington Township, New Jersey. Through the Bank, we provide personal and business financial services to individuals and small to mid-sized businesses in New Jersey and Pennsylvania. The Bank has branches in Galloway Township, Northfield, Washington Township, Collingswood, New Jersey and Philadelphia, Pennsylvania. The vast majority of our revenue and income is currently generated through the Bank.

We manage our Company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and revenue and improving profitability, while investing for the future and managing risk, expenses and capital. We continue to invest in our products, markets and brand, and embrace our commitments to our customers, shareholders, employees and the communities where we do business. Our approach is concentrated on organically growing and deepening client relationships across our businesses that meet our risk/return measures.

We focus on small to mid - sized business and retail customers and offer a range of loan products, deposits services, and other financial products through our retail branches and other channels. The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest earning-assets and the interest expense paid on its interest-bearing liabilities. In our operations, we have three major lines of lending: residential real estate mortgage, commercial real estate mortgage, and construction lending. Our interest income are primarily generated from our lending and investment activities. Our deposit products include checking, savings, money market accounts, and certificates of deposit. The majority of our deposit accounts are obtained through our retail banking business, which provides us with low cost funding to grow our lending efforts. The Company also generates income from loan and deposit fees and other non-interest related activities. The Company's non-interest expense primarily consists of employee compensation, administration, and other operating expenses.

Our business operations are subject to risks and uncertainties that could material affect our operating results. While economic growth has continued and the macroeconomic environment remains positive, there continue to be various economic, political and other risks and uncertainties that could impact the Company’s businesses and future results, particularly changes in the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, and other government policies and actions of regulatory agencies.

At June 30, 2018, we had total assets of $1.29 billion, and total equity of $144.6 million. Net income available to common shareholders for three and six months ended June 30, 2018 was $5.9 million and $11.5 million, respectively.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Income: Our net income available to common shareholders for the second quarter of 2018 increased $2.5 million, or 74.7% to $5.9 million compared to $3.4 million for the same period last year. Earnings per share were $0.66 per basic common share and $0.56 per diluted common share for the second quarter of 2018 compared to $0.41 per basic common share and $0.34 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $3.1 million increase in interest income and an $800,000 decrease in the provision for loan losses, partially offset by a $1.3 million increase in interest expense and a $433,000 increase in non-interest expense.

Net Interest Income: Our net interest income increased $1.8 million, or 18.3% to $11.6 million for the second quarter of 2018 compared to $9.8 million for the second quarter of 2017. Interest income for the second quarter of 2018 increased to $14.9 million, an increase of $3.1 million, or 26.4%, from $11.8 million for the second quarter of 2017. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Interest expense increased to $3.3 million for the three months ended June 30, 2018, from $2.0 million for the three months ended June 30, 2017. The increase was attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.
Provision for loan losses: The provision for loan losses decreased $800,000 for the three months ended June 30, 2018 to $200,000 compared to $1.0 million for the same period last year. The decrease was due primarily to higher loan quality. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and NOTE 4 to the consolidated financial statements.
Non-interest Income: Our non-interest income was $649,000 for the three months ended June 30, 2018, an increase of $58,000, or 9.8%, compared to $591,000 for the same period last year. The increase was primarily attributable to an increase in fee income related to the deposit accounts and loan accounts, partially offset by an increase in expense related to the sale of other real estate owned during the second quarter of 2018.

Non-interest Expense: Our non-interest expense increased $433,000 to $4.0 million for the three months ended June 30, 2018, from $3.6 million for the three months ended June 30, 2017. The increase was primarily due to a $93,000 increase in occupancy expense, a $261,000 increase in compensation and benefits, and a $36,000 increase in professional services expense.

Income Tax: Income tax expense was $1.9 million on income before taxes of $8.1 million for the three months ended June 30, 2018, resulting in an effective tax rate of 23.9%, compared to income tax expense of $2.2 million on income before taxes of $5.8 million for the same period of 2017, resulting in an effective tax rate of 36.9% . Income tax expense decreased by $228,000 primarily due to the Tax Cuts and Jobs Act enacted in December of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income: Our net income available to common shareholders for the six months ended June 30, 2018 increased $4.9 million, or 74.7% to $11.5 million compared to $6.6 million for the six months ended June 30, 2017. Earnings per share were $1.28 per basic common share and $1.09 per diluted common share for the six months ended June 30, 2018 compared to $0.79 per basic common share and $0.66 per diluted common share for the same period last year. The increase in the net income available to common shareholders primarily resulted from a $5.5 million increase in interest income, a $531,000 increase in non-interest income, and a $900,000 decrease in the provision for loan losses, offset in part by a $2.0 million increase in interest expense.

Net interest income: Our net interest income increased $3.6 million, or 18.7% to $22.6 million for the six months ended June 30, 2018 compared to $19.1 million for the same period last year. Interest income for the six months ended June 30, 2018 increased to $28.4 million, an increase of $5.5 million, or 24.1% from $22.9 million for the same period of 2017. The increase in interest income resulted primarily from higher average loan balances and higher yields. Interest expense increased to $5.8 million for the six months ended June 30, 2018 from $3.8 million for the same period of 2017. The increase was attributable to the combined effects of an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.

Provision for loan losses: The provision for loan losses was $600,000 for the six month ended June 30, 2018 compared to the provision for loan losses of $1.5 million for the same period last year. The $900,000 decrease was due primarily to improved loan credit quality. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and NOTE 4 to the consolidated financial statements.
Non-interest income: Our non-interest income was $1.5 million for the six months ended June 30, 2018, an increase of $531,000, or 53.8%, compared to $1.0 million for the same period last year. The increase was primarily due to increased fee income from loan and deposit accounts as well as a $130,000 increase in the gain on sale of SBA loans.

Non-interest expense: Our non-interest expense increased $639,000 to $7.9 million for the six months ended June 30, 2018, from $7.3 million for the six months ended June 30, 2017. The increase was primarily due to a $171,000 increase in occupancy expense, and a $314,000 increase in compensation and benefits reflecting the growth of the business.

Income Tax: Income tax expense was $3.8 million on income before taxes of $15.6 million for the six months ended June 30, 2018, resulting in an effective tax rate of 24.0%, compared to income tax expense of $4.2 million on income before taxes of $11.3 million for the same period of 2017, resulting in an effective tax rate of 36.8%. Income tax expense decreased by $397,000 primarily due to the Tax Cuts and Jobs Act enacted in December of 2017.

Net Interest Income

Net interest income is the interest earned on debt securities, loans and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield of net interest income on average earning assets. Net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets.
The following tables presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated.

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,071,733	$14,243	5.33%	$904,487	$11,356	5.04%
Investment securities	42,182	332	3.16%	50,143	351	2.81%
Federal funds sold and cash equivalents	73,178	305	1.67%	28,210	63	0.90%
Total interest-earning assets	1,187,093	$14,880	5.03%	982,840	$11,770	4.80%
Other assets	60,068			64,148
Allowance for loan losses	(17,295)			(15,835)
Total assets	$1,229,866			$1,031,153
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$52,953	$66	0.50%	$39,321	$48	0.49%
Money markets	170,394	655	1.54%	129,839	230	0.71%
Savings	157,383	208	0.53%	186,015	246	0.53%
Time deposits	307,820	1,141	1.49%	284,286	812	1.15%
Brokered certificates of deposit	108,942	550	2.02%	78,511	211	1.08%
Total interest-bearing deposits	797,492	2,620	1.32%	717,972	1,547	0.86%
Borrowings	120,800	665	2.21%	99,866	420	1.69%
Total interest-bearing liabilities	918,292	3,285	1.43%	817,838	1,967	0.96%
Non-interest bearing deposits	160,943			75,024
Other liabilities	7,395			5,988
Total non-interest bearing liabilities	168,338			81,012
Equity	143,236			132,303
Total liabilities and shareholders’ equity	$1,229,866			$1,031,153
Net interest income		$11,595			$9,803
Interest rate spread			3.60%			3.84%
Net interest margin			3.92%			4.00%

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,047,924	$27,256	5.25%	$887,093	$22,006	5.00%
Investment securities	43,318	681	3.17%	50,580	725	2.89%
Federal funds sold and cash equivalents	57,002	448	1.58%	29,890	135	0.91%
Total interest-earning assets	1,148,244	28,385	4.99%	967,563	22,866	4.77%
Other assets	59,067			62,441
Allowance for loan losses	(17,079)			(15,814)
Total assets	$1,190,232			$1,014,190
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$53,430	$126	0.48%	$39,117	$100	0.52%
Money markets	161,343	1,086	1.36%	129,992	418	0.65%
Savings	164,695	434	0.53%	184,074	483	0.53%
Time deposits	294,805	2,013	1.38%	288,135	1,649	1.15%
Brokered certificates of deposit	99,801	914	1.85%	72,273	362	1.01%
Total interest-bearing deposits	774,074	4,573	1.19%	713,591	3,012	0.85%
Borrowings	119,793	1,196	2.01%	96,478	795	1.66%
Total interest-bearing liabilities	893,867	5,769	1.30%	810,069	3,807	0.95%
Non-interest bearing deposits	148,742			67,322
Other liabilities	7,187			6,018
Total non-interest bearing liabilities	155,929			73,340
Equity	140,436			130,781
Total liabilities and shareholders’ equity	$1,190,232			$1,014,190
Net interest income		$22,616			$19,059
Interest rate spread			3.69%			3.82%
Net interest margin			3.97%			3.97%

Financial Condition
General
At June 30, 2018, the Company’s total assets were $1.29 billion, an increase of $152.2 million or 13.4%, from December 31, 2017. The increase in total assets was primarily attributable to the increase in total loans outstanding, primarily one-to- four-family residential loans which increased $59.4 million to $475.7 million at June 30, 2018 from $416.3 million at December 31, 2017 and an increase in cash and cash equivalents.

Total liabilities were $1.14 billion at June 30, 2018. This represented a $142.3 million, or 14.2%, increase from $1.00 billion at December 31, 2017. The increase in total liabilities was primarily due to an increase in total deposits, which increased $151.5 million, or 17.5%, to $1.0 billion at June 30, 2018 from $866.4 million at December 31, 2017.
Total equity was $144.6 million and $134.8 million at June 30, 2018 and December 31, 2017, respectively, for an increase of $9.9 million from December 31, 2017.

The following table presents certain key condensed balance sheet data as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Amounts in thousands)
Cash and cash equivalents	110,211	42,113
Investment securities	35,321	40,259
Loans held for sale	1,839	1,541
Loans, net of unearned income	1,101,243	1,011,717
Allowance for loan losses	(17,273)	(16,533)
Total assets	1,289,635	1,137,452
Total deposits	1,017,896	866,383
FHLBNY borrowings	104,650	114,650
Subordinated debt	13,403	13,403
Total liabilities	1,144,993	1,002,672
Total equity	144,642	134,780
Total liabilities and equity	1,289,635	1,137,452

Cash and cash equivalents

Cash and cash equivalents increased $68.1 million to $110.2 million at June 30, 2018 from $42.1 million at December 31, 2017, an increase of 161.7%. The increase was primarily due to the cash received from the increase of deposits.

Investment securities

Total investment securities decreased to $35.3 million at June 30, 2018, from $40.3 million at December 31, 2017, a decrease of $4.9 million or 12.3%. The decrease was due to the normal pay downs of mortgage-backed securities and the call of one of the Bank's municipal securities of $1.2 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities to the Financial Statements.

Loans

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
We originate residential mortgage loans with adjustable and fixed-rates that are secured by1- 4 family and multifamily residential properties. These loans are generally underwritten under terms, conditions and documentation acceptable to the secondary mortgage market. A substantial majority of such loans can be sold in the secondary market or pledged for potential borrowings.
We originate commercial real estate loans that are secured by commercial real estate properties that are owner and non-owner occupied real estate properties. These loans are typically larger in dollar size and are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. The commercial mortgages loans generally have maturities of twenty years, but re-price within five years.
The construction loans we originate provide real estate acquisition development and construction funds to individuals and real estate developers. The loans are secured by the properties under development. The construction loan funds are disbursed periodically at pre-specified stages of completion.
We also originate commercial and industrial loans, which provide liquidity to businesses in the form of lines of credit and may be secured by accounts receivable, inventory, equipment or other assets. In addition, we have small consumer loan portfolio providing funds to individual borrowers.

At June 30, 2018, total loan balances net of unearned income, were $1.10 billion, a $89.8 million increase compared to December 31, 2017.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. Loans held for sale totaled $1.8 million at June 30, 2018 and $1.5 million at December 31, 2017.

Loans receivable: Loans receivable increased to $1.10 billion at June 30, 2018 from $1.01 billion at December 31, 2017. The increase was largely driven by the growth of the residential 1 - 4 family mortgage loan portfolio. Loans receivable, excluding loans held for sale, as of June 30, 2018 and December 31, 2017, consisted of the following:

	June 30, 2018		December 31, 2017
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans

Commercial and Industrial	$27,833	2.5%	$38,972	3.9%
Construction	130,383	11.9%	95,625	9.5%
Real Estate Mortgage:
Commercial – Owner Occupied	130,313	11.8%	126,250	12.5%
Commercial – Non-owner Occupied	272,277	24.7%	270,472	26.7%
Residential – 1 to 4 Family	475,702	43.2%	416,317	41.1%
Residential – Multifamily	49,349	4.5%	47,832	4.7%
Consumer	15,386	1.4%	16,249	1.6%
Total Loans	$1,101,243	100.00%	$1,011,717	100.00%

Deposits
At June 30, 2018, the Bank’s total deposits increased to $1.0 billion from $866.4 million at December 31, 2017, an increase of $151.5 million, or 17.5%. The increase in deposits was primarily related to the increase in non-interest bearing deposits and the time deposits.

	June 30,	December 31,
	2018	2017
	(amounts in thousands)
Noninterest-bearing	$210,669	$124,356
Interest-bearing
Checking	50,100	51,629
Savings	151,950	173,226
Money market	171,022	149,311
Time deposits	434,155	367,861

Total deposits	$1,017,896	$866,383

Borrowings

Total borrowings decreased $10.0 million to $118.1 million at June 30, 2018 from $128.1 million at December 31, 2017.

Equity

Total equity increased to $144.6 million at June 30, 2018 from $134.8 million at December 31, 2017, an increase of $9.9 million or 7.3%, primarily due to the retention of earnings from the period.

Risk Management and Asset Quality
In the normal course of business the Company is exposed to a variety of operational, reputational, legal, regulatory, market, liquidity, and credit risks that could adversely affect our financial performance and financial position. Sound risk management enables us to serve our customers and deliver for our shareholders.

Our asset risk is primarily tied to credit risk. We define credit risk as the risk of loss associated with a borrower or counterparty default. Credit risk exists with many of our assets and exposures including loans, deposit overdrafts, and assets held-for-sale. The discussion below focuses on our loan portfolios, which represent the largest component of assets on our balance sheet for which we have credit risk.

We manage our credit risk by establishing what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our existing loan portfolios. We employ various credit risk management and monitoring activities to mitigate risks associated with loans we hold or originate. In making credit decisions, we consider loan concentrations and related credit quality, economic and market conditions, regulatory mandates, and changes in interest rates.

A key to our credit risk management is adherence to a well-controlled underwriting process. When we originate a loan, we assess the borrower’s ability to meet the loan’s terms and conditions based on the risk profile of the borrower, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We actively monitor and review our loan portfolio throughout a borrower’s credit cycle. A borrower’s ability to repay can be adversely affected by economic and personal financial changes as well as other factors. Likewise, changes in market conditions and other external factors can affect collateral valuations. We adjust our financial assessments to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower.

We established credit monitoring and tracking systems and closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. The system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, TDR, nonperforming loans and potential problems loans.

The Company also maintains an outsourced independent loan review program that reviews and validates the credit risk assessment program on a periodic basis. Results of these external independent reviews are presented to management. The external independent loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit risk management personnel.

Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

Allowance for Loan and Lease Losses:

We maintain the allowance for loan and lease losses at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. Refer to the Note 4 - Loans and Allowance for Loan and Lease Losses in the notes for further discussion on management's methodology for estimating the allowance for loan losses.
At June 30, 2018, the allowance for loan losses was $17.3 million, as compared to $16.5 million at December 31, 2017. The ratio of the allowances for loan losses to total loans was 1.57% and 1.63% at June 30, 2018 and December 31, 2017, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 184.1% at June 30, 2018, compared to 140.3% at December 31, 2017. During the six-month period ended June 30, 2018, the Company charged off $94,000 in loans, and recovered $234,000, compared to $682,000 charged off in the six months ended June 30, 2017, and $161,000 in recoveries. Specific allowances for loan losses have been established in the amount of $349,000 at June 30, 2018, as compared to $458,000 on impaired loans at December 31, 2017. We have established reserves for all losses that we believe are both probable and reasonably estimable at June 30, 2018 and December 31, 2017. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Six months ended
	2018	2017
	(amounts in thousands)
Balance at the beginning of the period	$16,533	$15,580
Charge-offs:
Commercial and Industrial	—	(134)
Construction:	(27)	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	(430)
Commercial – Non-owner Occupied	(49)	—
Residential – 1 to 4 Family	—	(118)
Residential – Multifamily	—	—
Consumer	(18)	—
Total charge - offs	$(94)	$(682)

Recoveries:
Commercial and Industrial	30	42
Construction:	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	141	69
Commercial – Non-owner Occupied	55	45
Residential – 1 to 4 Family	8	5
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	$234	$161

Net recoveries (charge-offs)	140	(521)
Provisions for loan and lease losses	600	1,500
Balance at the end of the period	$17,273	$16,559

Loan Delinquencies and Nonperforming Assets:
We have established credit monitoring and tracking systems and closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. Trends in delinquency rates may be a key indicator, among other considerations, of credit risk within the loan portfolios.
The measurement of delinquency status is based on the contractual terms of each loan. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans that are 30 days or more past due in terms of principal and interest payments are considered delinquent. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when a loan is 90 days past due, unless the loan is well secured and in the process of collection, as required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Delinquent loans totaled $3.8 million, or 0.3% of total loans at June 30, 2018, a decrease of $1.1 million from December 31, 2017. At June 30, 2018, loans 30 to 89 days delinquent totaled $616,000, an increase of $172,000 from December 31, 2017. Loans delinquent 90 days or more and not accruing interest totaled $3.2 million or 0.3% of total loans at June 30, 2018, a decrease of $1.3 million from $4.5 million, or 0.4% of total loans at December 31, 2017. The two largest nonperforming loan relationships as of June 30, 2018 were a $1.4 million construction loan and a $565,000 residential one-to-four-family loan.
.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at June 30, 2018

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(amounts in thousands except ratios)
Commercial and Industrial	$—	$—	$15	$—	$27,818	$27,833	0.05%
Construction	—	—	1,365	—	$129,018	130,383	1.05%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	150	—	$130,163	130,313	0.12%
Commercial – Non-owner Occupied	—	—	277	—	$272,000	272,277	0.10%
Residential – 1 to 4 Family		504	1,419	—	$473,779	475,702	0.30%
Residential – Multifamily	—	—	—	—	$49,349	49,349	—%
Consumer	112	—	—	—	$15,274	15,386	—%
Total Loans	$112	$504	$3,226	$—	$1,097,401	$1,101,243	0.29%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At June 30, 2018, we had $23.5 million of loans deemed impaired at June 30, 2018 compared to $25.5 million at December 31, 2017. Impaired loans at June 30, 2018 included $20.6 million TDR loans.
Troubled Debt Restructurings (TDRs)
A TDR is a loan the terms of which have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs result from our loss mitigation activities and include rate reductions, extension of maturity and other actions, which are intended to minimize our economic loss and to avoid foreclosure or repossession of collateral. Loans classified as TDRs are considered impaired loans.
There were no loans modified as TDRs during the periods ended June 30, 2018 and December 31, 2017. Performing TDRs (not reported as nonaccrual loans) were $20.3 million and $20.9 million as of June 30, 2018 and December 31, 2017, respectively. Non-performing TDRs were $277,000 at June 30, 2018 and December 31, 2017.
Other Real Estate Owned (OREO)

OREO at June 30, 2018 was $6.2 million, compared to $8.7 million at June 30, 2017 with the largest property being a condominium development valued at $1.6 million.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2018	2017
	(amounts in thousands)
Balance at beginning of period	$7,248	$10,528
Real estate acquired in settlement of loans	1,057	59
Sales of OREO, net	(1,638)	(1,500)
Loss on sale of OREO and valuation adjustments	(509)	(395)
Balance at end of period	$6,158	$8,692

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2018, our cash position was $110.2 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
Our primary source of funding has been deposits. Funds from other operations, financing arrangements, investment securities available-for-sale also provide significant sources of funding. The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. We focus on customer service which we believe has resulted in a history of customer loyalty. Stability, low cost and customer loyalty comprise key characteristics of core deposits.

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the Federal Home Loan Bank. As of June 30, 2018, the Company had lines of credit with the FHLB of $279.5 million, of which $104.7 million was outstanding at June 30, 2018.

Our investment portfolio primarily consists of mortgage backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At June 30, 2018, the Company's investment available for sale securities portfolio was $34.2 million. In addition, loans in the Company's residential real estate loan portfolio are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market should the need arise.

We had outstanding loan commitments of $134.9 million at June 30, 2018. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2018 and 2017

Operating cash flows were $12.3 million in the six month ended June 30, 2018, compared to $4.2 million for the same period prior year. The increase in operating cash flow was primarily due to higher interest income and other cash inflow in the current year, principally reflecting increased income from loan, increased net proceeds from SBA loan sale and decreased tax related payments.
Cash used for investing was $84.5 million in the six months ended June 30, 2018, compared to $75.5 million in the prior year period. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the periods.
Cash from financing was $140.4 million in the six months ended June 30, 2018, compared to cash used for financing of $20.1 million in the same period of last year. The current year included $151.5 million of cash inflows from deposits partially offset by $10.0 million of payment made on FHLB borrowings.
Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other meanings to manage our capital. Total shareholder's equity increased $8.6 million from December 31, 2017, predominantly from the Company’s net income of $11.9 million from the period, net of common and preferred stock dividends of $2.7 million.
Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under the regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Failure to meet minimum capital requirements can result in regulatory actions.

Under the new capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain AOCI items from its regulatory capital calculation. At June 30 , 2018, the Bank and the Company were both considered “well capitalized,”
The following table presents the regulatory capital and ratios of the Company and the Bank at June 30, 2018:

	Amount	Ratio	Amount	Ratio
	(amounts in thousands except ratios)
	Company		Parke Bank
Total risk-based capital	$174,520	16.75%	$171,118	16.43%
Tier 1 risk-based capital	161,453	15.50%	158,051	15.17%
Tier 1 leverage	161,453	13.56%	158,051	13.27%
Tier 1 common equity	139,258	13.37%	158,051	15.17%

Off-Balance Sheet Arrangement and Contractual Obligations
In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements include commitments to extend credit, standby letters of credit and other commitments. These transactions are primarily designed to meet the financial needs of our customers.
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments is expected to expire without being used by the customer. In addition, we manage the potential risk in commitments to lend by limiting the total amount of commitments, by monitoring maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities.
For commitments to lend, we generally require collateral or a guarantee. We may require various types of collateral, including accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Collateral requirements for each loan or commitment may vary based on the commitment type and our assessment of a customer’s credit risk according to the specific credit underwriting, including credit terms and structure.
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At June 30, 2018 and December 31, 2017, used commitments to extend credit amounted to approximately $134.9 million and $118.7 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the June 30, 2018 and December 31, 2017, standby letters of credit with customers were $19.8 million and $14.0 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2018, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the six months ended June 30, 2018.
Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Loan Losses: The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Contingencies (ASC 450) and Receivables (ASC 310).

Determining the appropriateness of the allowance is complex and requires significant judgment reflecting the best estimate of credit losses related to specifically identified impaired loans as well as probable loan losses in the remaining loan portfolio. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. The allowance for loan and lease losses is reviewed by the management of the Company monthly and discussed with the audit committee at least quarterly.

Our allowance for loan losses includes a formula based component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in TDRs as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

The formula based component of the allowance incorporates a historical valuation allowance and a general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, and specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; (ix) the impact of rising interest rates on portfolio risk; and (x) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

When evaluating the adequacy of the allowance, the assessment is highly judgmental as the measurement relies upon estimates such as loss severity, asset valuations, default rates, the amounts and timing of interest or principal payments or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry, portfolio, or borrower-specific factors, the expected outcome of insolvency proceedings as well as, in certain circumstances, other economic factors, including the level of future home prices. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

Other Than Temporary Impairment on Investment Securities (OTTI):

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. Estimating recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of the cash flows expected to be collected, discounted at the security’s effective yield, is less than the security’s amortized cost, OTTI is considered to have occurred.

For a debt security for which there has been a decline in the fair value below amortized cost basis, if we intend to sell the security, or if it is more likely than not we will be required to sell the security before recovery of amortized cost basis, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. For debt securities that are considered OTTI and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit-related and, therefore, is recognized in other comprehensive income.

We have a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) any change in rating agencies’ credit ratings at evaluation date from acquisition date and any likely imminent action; (5) for asset-backed securities, the credit performance of the underlying collateral, including delinquency rates, level of non-performing assets, cumulative losses to date, collateral value and the remaining credit enhancement compared with expected credit losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Aspects of Market Risk

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, commodity prices and equity prices. We are exposed to market risk primarily by our traditional banking activities of gathering deposits and extending loans. We also are exposed to the market risk by involving in equity, debt investments, and other activities.
Our market risk is primarily related to interest rate risk. Interest rate risk is defined as the exposure of current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, either rising or declining interest rates can negatively affect the institution’s financial condition and results of operations. For example, a bank with predominantly long-term fixed-rate assets, and short-term liabilities could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.
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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at June 30, 2018. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2018:	(Dollars in thousands except % change data)
Basis point change in rates	-200	Base Forecast	200
Net Interest Income at Risk:
Net Interest Income	$50,173	$49,052	$49,467
% change	2.29%		0.85%
Economic Value at Risk:
Equity	$205,762	$174,698	$152,926
% change	17.78%		(12.46)%

As of June 30, 2018, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in rising rate and declining rate environment of 200 basis points. Economic value at risk would be positively affected over a one-year time horizon in a declining rate environment and negatively affected in a rising rate environment.

Overall, our June 30, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

There were no securities purchased during the three months ended June 30, 2018.

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

PARKE BANCORP, INC.

Date:	August 9, 2018	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2018	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)