Form 10-Q
period 2018-09-30
PARKE BANCORP, INC.
filed 2018-11-07
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018.
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

Large accelerated filer [  ]       Accelerated filer [X]         Non-accelerated filer [  ]        Smaller reporting company [ X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                No [X]

As of October 30, 2018, there were 10,396,958 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Cash and due from financial institutions	$5,998	$14,452
Federal funds sold and cash equivalents	80,737	27,661
Total cash and cash equivalents	86,735	42,113
Investment securities available for sale, at fair value	32,580	37,991
Investment securities held to maturity (fair value of $1,253 at September 30, 2018 and $2,468 at December 31, 2017)	1,099	2,268
Total investment securities	33,679	40,259
Loans held for sale	2,217	1,541
Loans, net of unearned income	1,179,849	1,011,717
Less: Allowance for loan losses	(17,918)	(16,533)
Net loans	1,161,931	995,184
Accrued interest receivable	4,869	4,025
Premises and equipment, net	6,874	7,025
Other real estate owned (OREO)	5,014	7,248
Restricted stock, at cost	5,858	6,172
Bank owned life insurance (BOLI)	25,654	25,196
Deferred tax asset	6,525	6,420
Other assets	2,634	2,269
Total Assets	$1,341,990	$1,137,452
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$236,030	$124,356
Interest-bearing deposits	829,172	742,027
Total deposits	1,065,202	866,383
FHLBNY borrowings	104,650	114,650
Subordinated debentures	13,403	13,403
Accrued interest payable	1,211	719
Other liabilities	8,319	7,517
Total liabilities	1,192,785	1,002,672
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B - non-cumulative convertible; 3,417 shares outstanding at September 30, 2018 and 15,971 shares outstanding at December 31, 2017	3,417	15,971
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 10,678,855 shares at September 30, 2018 and 8,301,497 shares at December 31, 2017	1,068	830
Additional paid-in capital	110,599	81,940
Retained earnings	36,764	39,184
Accumulated other comprehensive loss	(961)	(130)
Treasury stock, at cost, 284,522 shares at September 30, 2018 and at December 31, 2017, respectively,	(3,015)	(3,015)
Total shareholders’ equity	147,872	134,780
Non-Controlling Interest	1,333	—
Total equity	149,205	134,780
Total liabilities and equity	$1,341,990	$1,137,452
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands except share data)
Interest income:
Interest and fees on loans	$15,337	$12,404	$42,593	$34,409
Interest and dividends on investments	333	349	1,014	1,073
Interest on federal funds sold and cash equivalents	343	85	791	220
Total interest income	16,013	12,838	44,398	35,702
Interest expense:
Interest on deposits	3,051	1,667	7,624	4,679
Interest on borrowings	686	480	1,882	1,276
Total interest expense	3,737	2,147	9,506	5,955
Net interest income	12,276	10,691	34,892	29,747
Provision for loan losses	600	500	1,200	2,000
Net interest income after provision for loan losses	11,676	10,191	33,692	27,747
Noninterest income:
Gain on sale of SBA loans	13	351	227	435
Loan fees	277	221	837	463
Bank owned life insurance income	155	165	458	489
Service fees on deposit accounts	420	107	1,105	294
Gain (loss) on sale and valuation adjustments of OREO	150	(958)	(359)	(1,352)
Other	76	128	341	674
Total noninterest income	1,091	14	2,609	1,003
Noninterest expense:
Compensation and benefits	2,048	1,677	5,955	5,270
Professional services	258	405	1,050	1,151
Occupancy and equipment	444	376	1,284	1,045
Data processing	213	164	604	532
FDIC insurance and other assessments	122	77	291	218
OREO expense	146	152	480	456
Other operating expense	703	761	2,159	2,189
Total noninterest expense	3,934	3,612	11,823	10,861
Income before income tax expense	8,833	6,593	24,478	17,889
Income tax expense	2,615	2,435	6,373	6,590
Net income attributable to Company and noncontrolling interest	6,218	4,158	18,105	11,299
Net (income) loss attributable to noncontrolling interest	(92)	3	(108)	21
Net income attributable to Company	6,126	4,161	17,997	11,320
Preferred stock dividend and discount accretion	22	297	429	893
Net income available to common shareholders	$6,104	$3,864	$17,568	$10,427
Earnings per common share:
Basic	$0.60	$0.46	$1.88	$1.25
Diluted	$0.56	$0.38	$1.65	$1.05
Weighted average shares outstanding:
Basic	10,168,991	8,417,694	9,350,068	8,358,288
Diluted	10,920,025	10,889,186	10,912,879	10,828,260
All share and per share information has been adjusted for the stock dividend effective on May 18, 2018.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	6,218	4,158	18,105	11,299
Unrealized (losses) gains on investment securities:
Non-credit related net unrealized gains on OTTI securities	—	4	—	22
Unrealized (losses) gains on non-OTTI securities	(218)	111	(1,062)	322
Tax impact on unrealized gain (loss)	54	(46)	258	(138)
Reclassification of stranded tax effects	—	—	(27)	—
Total unrealized (losses) gains on investment securities	(164)	69	(831)	206
Comprehensive income	$6,054	$4,227	$17,274	$11,505
Less: Comprehensive income (loss) attributable to noncontrolling interests	(92)	3	(108)	21
Comprehensive income attributable to the Company	$5,962	$4,230	$17,166	$11,526
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(in thousands except share data)
Balance, December 31, 2016	$20,000	7,147,952	$715	$62,300	$47,483	$(349)	$(3,015)	$127,134	$(44)	$127,090
Capital withdrawal by non-controlling interest	—	—	—	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	11,320	—	—	11,320	(21)	11,299
Common stock options exercised	—	7,270	—	992	—	—	—	992	—	992
Preferred stock shares conversion	(1,005)	112,467	12	76	—	—	—	(917)	—	(917)
Other comprehensive income	—	—	—	—	—	206	—	206	—	206
Stock compensation expense	—	—	—	54	—	—	—	54	—	54
Stock dividend	—	688,846	69	15,499	(15,568)	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	(880)	—	—	(880)	—	(880)
Dividend on common stock	—	—	—	—	(2,520)	—	—	(2,520)	—	(2,520)
Balance, September 30, 2017	$18,995	7,956,535	$796	$78,921	$39,835	$(143)	$(3,015)	$135,389	$(118)	$135,271

Balance, December 31, 2017	$15,971	8,301,497	$830	$81,940	$39,184	$(130)	$(3,015)	$134,780	$—	$134,780
Retained earnings adjustment for stranded tax effects	—	—	—	—	27	—	—	27	—	27
Capital activity by non-controlling interest	—	—	—	—	—	—	—	—	1,225	1,225
Net income	—	—	—	—	17,997	—	—	17,997	108	18,105
Common stock options exercised		5,539	1	42	—	—	—	43	—	43
Preferred stock shares conversion	(12,554)	1,569,535	157	12,397	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(831)	—	(831)	—	(831)
Stock compensation expense				67			—	67	—	67
Stock dividend	—	802,284	80	16,153	(16,237)	—	—	(4)	—	(4)
Dividend on preferred stock	—	—	—	—	(429)	—	—	(429)	—	(429)
Dividend on common stock	—	—	—	—	(3,778)	—	—	(3,778)	—	(3,778)
Balance, September 30, 2018	$3,417	10,678,855	$1,068	$110,599	$36,764	$(961)	$(3,015)	$147,872	$1,333	$149,205
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Cash Flows from Operating Activities:
Net income	$18,105	$11,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	282	229
Provision for loan losses	1,200	2,000
Increase in value of bank-owned life insurance	(458)	(489)
Gain on sale of SBA loans	(227)	(435)
SBA loans originated for sale	(3,579)	(5,189)
Proceeds from sale of SBA loans originated for sale	3,130	4,274
Loss on sale of OREO and valuation adjustments	359	1,352
Net accretion of purchase premiums and discounts on securities	38	51
Stock based compensation	67	54
Deferred income tax benefit	—	576
Net changes in:
Increase in accrued interest receivable and other assets	(1,056)	(2,471)
Increase in accrued interest payable and other accrued liabilities	989	219
Net cash provided by operating activities	$18,850	$11,470
Cash Flows from Investing Activities:
Proceeds from sale and call of investment securities	1,205	—
Proceeds from maturities and principal payments on mortgage backed securities	4,275	4,873
Net increase in loans	(169,004)	(103,263)
Purchases of bank premises and equipment	(131)	(2,090)
Sale of OREO, net	2,932	1,820
Redemptions (purchases) of restricted stock	314	(839)
Net cash used in investing activities	$(160,409)	$(99,499)
Cash Flows from Financing Activities:
Cash dividend payment	(3,906)	(3,178)
Proceeds from exercise of stock options	43	1,080
Capital contribution (withdrawal) from non-controlling interest	1,225	(53)
Net (decrease) increase in FHLBNY and short-term borrowings	(10,000)	20,000
Net increase (decrease) in noninterest-bearing deposits	111,674	7,590
Net increase in interest-bearing deposits	87,145	47,267
Net cash provided by financing activities	$186,181	$72,706
Net increase (decrease) in cash and cash equivalents	44,622	(15,323)
Cash and Cash Equivalents, January 1,	42,113	70,720
Cash and Cash Equivalents, September 30,	$86,735	$55,397

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$9,014	$5,841
Income taxes	$5,754	$5,654
Non-cash Investing and Financing Items
Loans transferred to OREO	$1,057	$131

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION

Parke Bancorp, Inc. (the “Company, we, us, our”) is a bank holding company headquartered in Sewell, New Jersey. Through subsidiaries, the Company provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, principally loans and deposits. The Company was incorporated in January 2005 under the laws of the State of New Jersey for the sole purpose of becoming the holding company of Parke Bank (the Bank).
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank (including certain partnership interests). Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. We have eliminated inter-company balances and transactions. We have also reclassified certain prior year amounts to conform to the current year presentation, which did not have a material impact on our consolidated financial condition or results of operations.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying interim financial statements for the three and nine months ended September 30, 2018 and 2017 are unaudited. The balance sheet as of December 31, 2017, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for loan losses, other than temporary impairment losses on investment securities, the valuation of deferred income taxes, and the carrying value of other real estate owned ("OREO").

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

During June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of gathering historical loan data required for the credit loss methodology and is reviewing a model from a third-party vendor. While we expect this standard will have an impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; that is, for a calendar year-end public entity, the changes take effect beginning January 1, 2019. The Company is working on gathering all key lease data elements to meet the requirements of the new guidance. The resulting change from this ASU should not have a material impact on the Company's financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$21	$—	$1,021
Residential mortgage-backed securities	32,785	52	1,342	31,495
Collateralized mortgage obligations	63	1	—	64
Total available for sale	$33,848	$74	$1,342	$32,580

Held to maturity:
States and political subdivisions	$1,099	$154	$—	$1,253

As of December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(amounts in thousands)
Available for sale:
Corporate debt obligations	$1,000	$33	$—	$1,033
Residential mortgage-backed securities	37,105	194	436	36,863
Collateralized mortgage obligations	93	2	—	95
Total available for sale	$38,198	$229	$436	$37,991

Held to maturity:
States and political subdivisions	$2,268	$200	$—	$2,468

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2018 are as follows:

	Amortized Cost	Fair Value
	(amounts in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	309	291
Due after five years through ten years	12,997	12,567
Due after ten years	20,542	19,722
Total available for sale	$33,848	$32,580

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,099	1,253
Due after ten years	—	—
Total held to maturity	$1,099	$1,253

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

During the three and nine months ended September 30, 2018, the Company did not sell any securities.

At September 30, 2018, the Company used a letter of credit of $40.0 million as collateral to secure public deposits as compared to $32.5 million of securities available for sale pledged to secure public deposits at December 31, 2017.

The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

As of September 30, 2018	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$17,593	$550	$12,714	$792	$30,307	$1,342
Total available for sale	$17,593	$550	$12,714	$792	$30,307	$1,342

As of December 31, 2017	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(amounts in thousands)
Available for sale:
Residential mortgage-backed securities	$2,729	$16	$15,117	$420	$17,846	$436
Total available for sale	$2,729	$16	$15,117	$420	$17,846	$436

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

The Company’s unrealized loss for the debt securities is comprised of 13 securities and 11 residential mortgage-backed securities at September 30, 2018 and December 31, 2017, respectively. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at September 30, 2018.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

As of September 30, 2018, the Company had $1.2 billion in loans receivable outstanding. Loans held for sale totaled $2.2 million at September 30, 2018. The portfolios of loans receivable at September 30, 2018 and December 31, 2017, consist of the following:

	September 30, 2018	December 31, 2017
	Amount	Amount
	(amounts in thousands)
Commercial and Industrial	$37,689	$38,972
Construction	134,436	95,625
Real Estate Mortgage:
Commercial – Owner Occupied	130,491	126,250
Commercial – Non-owner Occupied	291,700	270,472
Residential – 1 to 4 Family	518,561	416,317
Residential – Multifamily	52,038	47,832
Consumer	14,934	16,249
Total Loans	$1,179,849	$1,011,717

An age analysis of past due loans by class at September 30, 2018 and December 31, 2017 as follows:

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(amounts in thousands)
Commercial and Industrial	$—	$128	$14	$142	$37,547	$37,689	$—
Construction	—	—	1,365	1,365	133,071	134,436	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	130,491	130,491	—
Commercial – Non-owner Occupied	—	—	290	290	291,410	291,700	—
Residential – 1 to 4 Family		928	1,417	2,345	516,216	518,561	—
Residential – Multifamily	—	—	—	—	52,038	52,038	—
Consumer	134	—	—	134	14,800	14,934	—
Total Loans	$134	$1,056	$3,086	$4,276	$1,175,573	$1,179,849	$—

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(amounts in thousands)
Commercial and Industrial	$—	$—	$17	$17	$38,955	$38,972	$—
Construction	—	—	1,392	1,392	94,233	95,625	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	155	155	126,095	126,250	—
Commercial – Non-owner Occupied	—	—	597	597	269,875	270,472	—
Residential – 1 to 4 Family	—	352	2,292	2,644	413,673	416,317	—
Residential – Multifamily	—	—	—	—	47,832	47,832	—
Consumer	92	—	81	173	16,076	16,249	—
Total Loans	$92	$352	$4,534	$4,978	$1,006,739	$1,011,717	$—

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

Our allowance for loan losses includes a formula-based component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in troubled debt restructuring (TDRs) as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

The formula-based component of the allowance incorporates historical valuation allowance and general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; (ix) the impact of rising interest rates on portfolio risk; and (x) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(amounts in thousands)
Three months ended Sept.30, 2018
June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	17,273
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	10	—	12	6	18	—	—	46
Provisions	298	30	(12)	(314)	575	32	(9)	600
Ending Balance at Sept. 30, 2018	$847	$2,028	$1,961	$4,952	$7,259	$651	$220	$17,918

Allowance for loan losses
Nine months ended Sept. 30, 2018
December 31, 2017	$684	$2,068	$2,017	$4,630	$6,277	$627	$230	16,533
Charge-offs	—	(27)	—	(49)	—	—	(19)	(95)
Recoveries	40	—	153	61	26	—	—	280
Provisions	123	(13)	(209)	310	956	24	9	1,200
Ending Balance at Sept. 30, 2018	$847	$2,028	$1,961	$4,952	$7,259	$651	$220	$17,918

Allowance for loan losses
Individually evaluated for impairment	$14	$71	$49	$194	$14	$—	$—	$342
Collectively evaluated for impairment	833	1,957	1,912	4,758	7,245	651	220	17,576
Balance at Sept. 30, 2018	$847	$2,028	$1,961	$4,952	$7,259	$651	$220	$17,918

Loans
Individually evaluated for impairment	$14	$5,690	$3,320	$11,716	$2,294	$—	$—	$23,034
Collectively evaluated for impairment	37,675	128,746	127,171	279,984	516,267	52,038	14,934	1,156,815
Balance at Sept. 30, 2018	$37,689	$134,436	$130,491	$291,700	$518,561	$52,038	$14,934	$1,179,849

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(amounts in thousands)
Three months ended Sept. 30, 2017
June 30, 2017	$1,202	$2,258	$1,835	$4,915	$5,422	$699	$228	16,559
Charge-offs	—	(687)	—	(621)	—	(50)	—	(1,358)
Recoveries	3	—	25	102	10	—	—	140
Provisions	(549)	454	(33)	225	386	18	(1)	500
Ending Balance at Sept. 30, 2017	$656	$2,025	$1,827	$4,621	$5,818	$667	$227	$15,841

Allowance for loan losses
Nine months ended Sept. 30, 2017
December 31, 2016	$1,188	$2,764	$2,082	$3,889	$4,916	$505	$236	$15,580
Charge-offs	(134)	(687)	(430)	(622)	(118)	(50)	—	(2,041)
Recoveries	45	—	94	148	15	—	—	302
Provisions	(443)	(52)	81	1,206	1,005	212	(9)	2,000
Ending Balance at Sept. 30, 2017	$656	$2,025	$1,827	$4,621	$5,818	$667	$227	$15,841

Allowance for loan losses
Individually evaluated for impairment	$—	$124	$55	$208	$15	$—	$—	$402
Collectively evaluated for impairment	656	1,901	1,772	4,413	5,803	667	227	15,439
Balance at Sept. 30, 2017	$656	$2,025	$1,827	$4,621	$5,818	$667	$227	$15,841

Loans
Individually evaluated for impairment	$18	$6,146	$3,881	$12,523	$4,339	$—	$17	$26,924
Collectively evaluated for impairment	28,028	81,679	110,265	262,791	377,128	50,532	15,999	926,422
Balance at Sept. 30, 2017	$28,046	$87,825	$114,146	$275,314	$381,467	$50,532	$16,016	$953,346

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

The following tables provide further detail on impaired loans and the associated ALLL at September 30, 2018 and December 31, 2017:

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	290	290	—
Residential – 1 to 4 Family	1,417	1,417	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,707	1,707	—
With an allowance recorded:
Commercial and Industrial	14	19	14
Construction	5,690	10,180	71
Real Estate Mortgage:
Commercial – Owner Occupied	3,320	3,350	49
Commercial – Non-owner Occupied	11,426	11,426	194
Residential – 1 to 4 Family	877	877	14
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,327	25,852	342
Total:
Commercial and Industrial	14	19	14
Construction	5,690	10,180	71
Real Estate Mortgage:
Commercial – Owner Occupied	3,320	3,350	49
Commercial – Non-owner Occupied	11,716	11,716	194
Residential – 1 to 4 Family	2,294	2,294	14
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$23,034	$27,559	$342

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(amounts in thousands)
With no related allowance recorded:
Commercial and Industrial	$17	$21	$—
Construction	1,365	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	155	155	—
Commercial – Non-owner Occupied	277	277	—
Residential – 1 to 4 Family	2,292	2,354	—
Residential – Multifamily	—	—	—
Consumer	81	81	—
	4,187	8,744	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	4,587	4,684	135
Real Estate Mortgage:
Commercial – Owner Occupied	3,635	3,665	58
Commercial – Non-owner Occupied	12,124	13,941	250
Residential – 1 to 4 Family	919	919	15
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,265	23,209	458
Total:
Commercial and Industrial	17	21	—
Construction	5,952	10,540	135
Real Estate Mortgage:
Commercial – Owner Occupied	3,790	3,820	58
Commercial – Non-owner Occupied	12,401	14,218	250
Residential – 1 to 4 Family	3,211	3,273	15
Residential – Multifamily	—	—	—
Consumer	81	81	—
	$25,452	$31,953	$458

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$15	$—	$22	$—
Construction	5,735	48	10,760	51
Real Estate Mortgage:
Commercial – Owner Occupied	3,465	41	3,955	49
Commercial – Non-owner Occupied	11,773	155	14,392	153
Residential – 1 to 4 Family	2,302	10	4,410	20
Residential – Multifamily	—	—	—	—
Consumer	—	—	17	—
Total	$23,290	$254	$33,556	$273

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(amounts in thousands)
Commercial and Industrial	$16	$1	$23	$1
Construction	5,830	145	8,863	152
Real Estate Mortgage:
Commercial – Owner Occupied	3,605	137	4,018	146
Commercial – Non-owner Occupied	11,988	451	13,733	463
Residential – 1 to 4 Family	2,751	37	4,420	63
Residential – Multifamily	—	—	—	—
Consumer	20	—	18	1
Total	$24,210	$771	$31,075	$826

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

As September 30, 2018 and December 31, 2017, we reported TDR loans of $20.2 million and $21.2 million, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. Performing TDRs (not reported as non-accrual loans) totaled $19.9 million and $20.9 million as of September 30, 2018 and December 31, 2017, respectively. Nonperforming TDRs were $290,000 and $277,000 at September 30, 2018 and December 31, 2017, respectively.

Loans modified in a TDR are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $323,000 and $457,000 in the allowance at September 30, 2018 and December 31, 2017, respectively.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2018 and December 31, 2017 is as follows:

At September 30, 2018	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$37,610	$79	$—	$—	$37,689
Construction	121,078	5,447	7,911	—	134,436
Real Estate Mortgage:
Commercial – Owner Occupied	128,162	2,329	—	—	130,491
Commercial – Non-owner Occupied	291,275	—	425	—	291,700
Residential – 1 to 4 Family	516,255	764	1,542	—	518,561
Residential – Multifamily	52,038	—	—	—	52,038
Consumer	14,934	—	—	—	14,934
Total	$1,161,352	$8,619	$9,878	$—	$1,179,849

At December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
	(amounts in thousands)
Commercial and Industrial	$38,875	$97	$—	$—	$38,972
Construction	82,351	5,056	8,218	—	95,625
Real Estate Mortgage:
Commercial – Owner Occupied	123,491	2,604	155	—	126,250
Commercial – Non-owner Occupied	269,736	—	736	—	270,472
Residential – 1 to 4 Family	413,327	560	2,430	—	416,317
Residential – Multifamily	47,832	—	—	—	47,832
Consumer	16,168	—	81	—	16,249
Total	$991,780	$8,317	$11,620	$—	$1,011,717

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.1 billion and $866.4 million at September 30, 2018 and December 31, 2017. The time deposits greater than $250,000 were $54.2 million and $51.1 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME (LOSS)

The Company's total equity was $149.2 million and $134.8 million at September 30, 2018 and December 31, 2017, respectively.

Common stock dividend: On March 20, 2018, the Company declared a quarterly cash dividend of $0.12 per share to the common shareholders of record as of April 13, 2018 and paid the dividend on April 27, 2018. On June 26, 2018, the Company declared a cash dividend $0.14 per share for the second quarter 2018 to the common shareholders of record as of July 13, 2018. The dividend was paid on July 27, 2018. On September 25, 2018, the Company declared a cash dividend $0.14 per share for the third quarter 2018 to the common shareholders of record as of October 12, 2018. The dividend was paid on October 26, 2018.

Stock dividend: On April 17, 2018, the Company declared an 11 for 10 stock split to shareholders of record as of May 5, 2018. The stock split was accounted for as stock dividend and was effective on May 18, 2018.

Conversion of preferred stock: During the nine months ended September 30, 2018, preferred stock holders converted 12,554 shares of preferred shares into 1,569,535 shares of common shares before considering the effect of the stock dividend.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. During the nine months ended September 30, 2018, the Bridgestone Capital LLC made a $1.2 million capital contribution to PDL.

The changes in accumulated other comprehensive income (loss) consisted of the following for the three months and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017
	(amounts in thousands)
Investment securities:
Non-credit related net unrealized gains (losses) on OTTI securities	$—	$4
Unrealized gains (losses) on non-OTTI securities	(218)	111
Tax impact on unrealized gain (loss)	54	(46)
Reclassification of stranded tax effects	—	—
Other comprehensive income (loss)	$(164)	$69

	For the Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Investment securities:
Non-credit related net unrealized gains (losses) on OTTI securities	$—	$22
Unrealized gains (losses) on non-OTTI securities	(1,062)	322
Tax impact on unrealized gain (loss)	258	(138)
Reclassification of stranded tax effects	(27)	—
Other comprehensive income (loss)	$(831)	$206

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands except share and per share data)
Basic earnings per share
Net income attributable to the Company	$6,126	$4,161	$17,997	$11,320
Less: Dividend on series B preferred stock	22	297	429	893
Net income attributable to common shares	$6,104	$3,864	$17,568	$10,427
Basic weighted-average common shares outstanding	10,168,991	8,417,694	9,350,068	8,358,288
Basic earnings per common share	$0.60	$0.46	$1.88	$1.25
Diluted earnings per share
Net income attributable to common shares	$6,104	$3,864	$17,568	$10,427
Add: Dividend on series B preferred stock	22	297	429	893
Net income attributable to diluted common shares	$6,126	$4,161	$17,997	$11,320
Basic weighted-average common shares outstanding	10,168,991	8,417,694	9,350,068	8,358,288
Dilutive potential common shares	751,034	2,471,492	1,562,811	2,469,972
Diluted weighted-average common shares outstanding	10,920,025	10,889,186	10,912,879	10,828,260
Diluted earnings per common share	$0.56	$0.38	$1.65	$1.05

All share and per share information has been adjusted for the 10% stock dividend effective on May 18, 2018.

NOTE 8. FAIR VALUE

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the FASB ASC Topic 820 "Fair Value Measurements and Disclosures", the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Investment securities and loan available for sale
As of September 30, 2018
Corporate debt obligations	$—	$1,021	$—	$1,021
Residential mortgage-backed securities	—	31,495	—	31,495
Collateralized mortgage-backed securities	—	64	—	64
Loans held for sale	—	2,217	—	2,217
Total	$—	$34,797	$—	$34,797
As of December 31, 2017
Corporate debt obligations	$—	$1,033	$—	$1,033
Residential mortgage-backed securities	—	36,863	—	36,863
Collateralized mortgage-backed securities	—	95	—	95
Loans held for sale	—	1,541	—	1,541
Total	$—	$39,532	$—	$39,532

For the nine months ended September 30, 2018, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held during 9 months ended 9/30/2018. The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three and nine months ended September 30, 2017:

	Investment Securities and Loan Available for Sale
September 30, 2017	Three Months	Nine Months
	(amounts in thousands)
Beginning balance	$421	$437
Total net losses included in:
Settlements	(3)	(19)
Ending balance	$418	$418

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
As of September 30, 2018
Collateral-dependent impaired loans	$—	$—	$7,325	$7,325
OREO	—	—	5,014	5,014
As of December 31, 2017
Collateral-dependent impaired loans	$—	$—	$9,093	$9,093
OREO	—	—	7,248	7,248
Collateral-dependent impaired loans, which are measured in accordance with FASB ASC Topic 310 “Receivables,” for impairment, had a carrying amount of $7.4 million and $9.1 million at September 30, 2018 and December 31, 2017, respectively, with a valuation allowance of $85,000 and $458,000 at September 30, 2018 and December 31, 2017, respectively. The valuation allowance for collateral-dependent impaired loans is included in the allowance for loan losses on the balance sheet. All collateral-dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified, or the present value of discounted cash flows in the case of certain impaired loans that are not collateral dependent. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2018 and December 31, 2017:

September 30, 2018	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$86,735	$86,735	86,735	$—	$—
Investment securities AFS	$32,580	32,580	—	32,580	—
Investment securities HTM	$1,099	1,253	—	1,253	—
Restricted stock	$5,858	5,858	—	5,858	—
Loans held for sale	$2,217	2,217	—	2,217	—
Loans, net	$1,161,931	1,147,491	—	1,124,799	22,692
Accrued interest receivable	$4,869	4,869	—	4,869	—

Financial Liabilities:
Non-time deposits	$624,456	624,456	—	624,456	—
Time deposits	$440,746	443,039	—	443,039	—
Borrowings	$118,053	115,135	—	115,135	—
Accrued interest payable	$1,211	1,211	—	1,211	—

December 31, 2017	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(amounts in thousands)
Financial Assets:
Cash and cash equivalents	$42,113	$42,113	$42,113	$—	$—
Investment securities AFS	37,991	37,991	—	37,991	—
Investment securities HTM	2,268	2,468	—	2,468	—
Restricted stock	6,172	6,172	—	6,172	—
Loans held for sale	1,541	1,541	—	1,541	—
Loans, net	995,184	1,001,655	—	976,660	24,995
Accrued interest receivable	4,025	4,025	—	4,025	—

Financial Liabilities:
Non-time deposits	$498,522	$498,522	$—	$498,522	$—
Time deposits	367,861	368,863	—	368,863	—
Borrowings	128,053	127,552	—	127,552	—
Accrued interest payable	719	719	—	719	—

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. On March 1, 2018 the Bank entered into an agreement with the Federal Home Loan Bank of New York (“FHLBNY”), for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC will be used to pledge against public deposits and expires on March 1, 2019. There were no outstanding borrowings on the letter of credit as of September 30, 2018.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The Bank made one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At September 30, 2018 and December 31, 2017, the Company and Bank were both considered “well capitalized"

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Capital Compliance
As of September 30, 2018	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$176,251	16.92%	$83,358	8.00%	$102,895	9.875%	$104,197	10.00%
Tier 1 risk-based capital	163,166	15.66%	62,518	6.00%	82,055	7.875%	83,358	8.00%
Tier 1 leverage	163,166	12.58%	51,873	4.00%	51,873	4.000%	64,841	5.00%
Tier 1 common equity	146,749	14.08%	46,889	4.50%	66,426	6.375%	67,728	6.50%
Parke Bank:
Total risk-based capital	$175,774	16.88%	$83,325	8.00%	$102,854	9.875%	$104,156	10.00%
Tier 1 risk-based capital	162,694	15.62%	62,494	6.00%	82,023	7.875%	83,325	8.00%
Tier 1 leverage	162,694	12.55%	51,856	4.00%	51,856	4.000%	64,820	5.00%
Tier 1 common equity	162,694	15.62%	46,870	4.50%	66,400	6.375%	67,702	6.50%

As of December 31, 2017	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(amounts in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$162,837	17.17%	$75,859	8.00%	$87,711	9.25%	$94,823	10.00%
Tier 1 risk-based capital	150,926	15.92%	56,894	6.00%	68,747	7.25%	75,859	8.00%
Tier 1 leverage	150,926	14.31%	42,178	4.00%	42,178	4.00%	52,722	5.00%
Tier 1 common equity	121,955	12.86%	42,670	4.50%	54,523	5.75%	61,635	6.50%
Parke Bank:
Total risk-based capital	$159,435	16.81%	$75,861	8.00%	$87,714	9.25%	$94,826	10.00%
Tier 1 risk-based capital	147,524	15.56%	56,896	6.00%	68,749	7.25%	75,861	8.00%
Tier 1 leverage	147,524	13.99%	42,175	4.00%	42,175	4.00%	52,719	5.00%
Tier 1 common equity	147,524	15.56%	42,672	4.50%	54,525	5.75%	61,637	6.50%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 11. SUBSEQUENT EVENTS

Accounting guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, Management has evaluated subsequent events after September 30, 2018 through the date the financial statements were issued and determined that no subsequent events warranted recognition in or disclosure in the interim financial statements.

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

At September 30, 2018, we had total assets of $1.34 billion, and total equity of $149.2 million. Net income available to common shareholders for three and nine months ended September 30, 2018 was $6.1 million and $17.6 million, respectively.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Income: Our net income available to common shareholders for the third quarter of 2018 increased $2.2 million, or 58.0% to $6.1 million compared to $3.9 million for the same period last year. Earnings per share were $0.60 per basic common share and $0.56 per diluted common share for the third quarter of 2018 compared to $0.46 per basic common share and $0.38 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $3.2 million increase in interest income and $1.1 million increase in non-interest income, partially offset by a $1.6 million increase in interest expense and a $322,000 increase in non-interest expense.

Net Interest Income: Our net interest income increased $1.6 million, or 14.8% to $12.3 million for the third quarter of 2018 compared to $10.7 million for the third quarter of 2017. Interest income for the third quarter of 2018 increased to $16.0 million, an increase of $3.2 million, or 24.7%, from $12.8 million for the third quarter of 2017. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Interest expense increased to $3.7 million for the three months ended September 30, 2018, from $2.1 million for the three months ended September 30, 2017. The increase was attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.
Provision for loan losses: The provision for loan losses increased $100,000 for the three months ended September 30, 2018 to $600,000 compared to $500,000 for the same period last year. The increase was due primarily to higher average loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and NOTE 4 to the consolidated financial statements.
Non-interest Income: Our non-interest income was $1.1 million for the three months ended September 30, 2018, an increase of $1.1 million compared to $14,000 for the same period last year. The increase was primarily attributable to an increase in fee income related to the commercial deposit accounts, and a decrease in expenses related to the sale of other real estate owned (OREO), partially offset by decrease in gains on the sale of SBA loans during the third quarter of 2018.

Non-interest Expense: Our non-interest expense increased $322,000 to $3.9 million for the three months ended September 30, 2018, from $3.6 million for the three months ended September 30, 2017. The increase was primarily due to a $68,000 increase in occupancy expense and a $371,000 increase in compensation and benefits, partially offset by a $147,000 decrease in professional services expense.

Income Tax: Income tax expense was $2.6 million on income before taxes of $8.8 million for the three months ended September 30, 2018, resulting in an effective tax rate of 29.6%, compared to income tax expense of $2.4 million on income before taxes of $6.6 million for the same period of 2017, resulting in an effective tax rate of 36.9% . Income tax expense increased $180,000 primarily due to the combined effects of increased income for the quarter and the impact of the Tax Cuts and Jobs Act enacted in December of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income: Our net income available to common shareholders for the nine months ended September 30, 2018 increased $7.1 million, or 68.5% to $17.6 million compared to $10.4 million for the nine months ended September 30, 2017. Earnings per share were $1.88 per basic common share and $1.65 per diluted common share for the nine months ended September 30, 2018 compared to $1.25 per basic common share and $1.05 per diluted common share for the same period last year. The increase in the net income available to common shareholders primarily resulted from a $8.7 million increase in interest income, a $1.6 million increase in non-interest income, and a $800,000 decrease in the provision for loan losses, offset in part by a $3.6 million increase in interest expense.

Net interest income: Our net interest income increased $5.1 million, or 17.3% to $34.9 million for the nine months ended September 30, 2018 compared to $29.7 million for the same period last year. Interest income for the nine months ended September 30, 2018 increased to $44.4 million, an increase of $8.7 million, or 24.4% from $35.7 million for the same period of 2017. The increase in interest income resulted primarily from higher average loan balances and higher yields. Interest expense increased to $9.5 million for the nine months ended September 30, 2018 from $6.0 million for the same period of 2017. The increase was attributable to the combined effects of an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.

Provision for loan losses: The provision for loan losses was $1.2 million for the nine month ended September 30, 2018 compared to the provision for loan losses of $2.0 million for the same period last year. The $800,000 decrease was due primarily to improved loan credit quality. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and NOTE 4 to the consolidated financial statements.
Non-interest income: Our non-interest income was $2.6 million for the nine months ended September 30, 2018, an increase of $1.6 million, or 160.1%, compared to $1.0 million for the same period last year. The increase was primarily due to increased fee income from loan and commercial deposit accounts as well as decrease in expenses related to the sale of OREO.

Non-interest expense: Our non-interest expense increased $962,000 to $11.8 million for the nine months ended September 30, 2018, from $10.9 million for the nine months ended September 30, 2017. The increase was primarily due to a $239,000 increase in occupancy expense, and a $685,000 increase in compensation and benefits reflecting the growth of the business.

Income Tax: Income tax expense was $6.4 million on income before taxes of $24.5 million for the nine months ended September 30, 2018, resulting in an effective tax rate of 26.0%, compared to income tax expense of $6.6 million on income before taxes of $17.9 million for the same period of 2017, resulting in an effective tax rate of 36.8%. Income tax expense decreased by $217,000 primarily due to the Tax Cuts and Jobs Act enacted in December of 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,142,427	$15,337	5.33%	$943,060	$12,404	5.22%
Investment securities	40,469	333	3.26%	49,054	349	2.82%
Federal funds sold and cash equivalents	71,837	343	1.89%	30,133	85	1.12%
Total interest-earning assets	1,254,733	16,013	5.06%	1,022,247	12,838	4.98%
Other assets	58,727			64,271
Allowance for loan losses	(17,504)			(16,403)
Total assets	$1,295,956			$1,070,115
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	50,274	$68	0.54%	44,271	53	0.47%
Money markets	182,037	806	1.76%	141,339	308	0.86%
Savings	149,591	200	0.53%	181,470	243	0.53%
Time deposits	330,506	1,386	1.66%	284,315	833	1.16%
Brokered certificates of deposit	102,124	591	2.30%	75,269	230	1.21%
Total interest-bearing deposits	814,532	3,051	1.49%	726,664	1,667	0.91%
Borrowings	118,216	686	2.30%	113,053	480	1.68%
Total interest-bearing liabilities	932,748	3,737	1.59%	839,717	2,147	1.01%
Non-interest bearing deposits	206,767			88,737
Other liabilities	8,176			6,419
Total non-interest bearing liabilities	214,943			95,156
Equity	148,265			135,242
Total liabilities and shareholders’ equity	$1,295,956			$1,070,115
Net interest income		$12,276			$10,691
Interest rate spread			3.47%			3.97%
Net interest margin			3.88%			4.15%

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,079,771	$42,593	5.27%	$905,954	$34,409	5.08%
Investment securities	42,358	1,014	3.20%	50,066	1,073	2.87%
Federal funds sold and cash equivalents	62,001	791	1.71%	29,972	220	0.98%
Total interest-earning assets	1,184,130	44,398	5.01%	985,992	35,702	4.84%
Other assets	58,952			63,058
Allowance for loan losses	(17,222)			(16,013)
Total assets	$1,225,860			$1,033,037
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	52,366	194	0.50%	40,854	153	0.50%
Money markets	168,317	1,892	1.50%	133,816	726	0.73%
Savings	159,605	634	0.53%	183,196	727	0.53%
Time deposits	306,836	3,399	1.48%	286,848	2,482	1.16%
Brokered certificates of deposit	100,583	1,505	2.00%	73,283	591	1.08%
Total interest-bearing deposits	787,707	7,624	1.29%	717,997	4,679	0.87%
Borrowings	119,262	1,882	2.11%	102,064	1,276	1.67%
Total interest-bearing liabilities	906,969	9,506	1.40%	820,061	5,955	0.97%
Non-interest bearing deposits	168,296			74,539
Other liabilities	7,520			6,153
Total non-interest bearing liabilities	175,816			80,692
Equity	143,075			132,284
Total liabilities and shareholders’ equity	$1,225,860			$1,033,037
Net interest income		$34,892			$29,747
Interest rate spread			3.61%			3.87%
Net interest margin			3.94%			4.03%

Financial Condition
General
At September 30, 2018, the Company’s total assets were $1.34 billion, an increase of $204.5 million or 18.0%, from December 31, 2017. The increase in total assets was primarily attributable to the increase in total loans outstanding, primarily one-to-four-family residential loans which increased $102.2 million to $518.6 million at September 30, 2018 from $416.3 million at December 31, 2017 and an increase in cash and cash equivalents.

Total liabilities were $1.19 billion at September 30, 2018. This represented a $190.1 million, or 19.0%, increase from $1.00 billion at December 31, 2017. The increase in total liabilities was primarily due to an increase in total deposits, which increased $198.8 million, or 22.9%, to $1.1 billion at September 30, 2018 from $866.4 million at December 31, 2017.
Total equity was $149.2 million and $134.8 million at September 30, 2018 and December 31, 2017, respectively, for an increase of $14.4 million from December 31, 2017.

The following table presents certain key condensed balance sheet data as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Cash and cash equivalents	86,735	42,113
Investment securities	33,679	40,259
Loans held for sale	2,217	1,541
Loans, net of unearned income	1,179,849	1,011,717
Allowance for loan losses	(17,918)	(16,533)
Total assets	1,341,990	1,137,452
Total deposits	1,065,202	866,383
FHLBNY borrowings	104,650	114,650
Subordinated debt	13,403	13,403
Total liabilities	1,192,785	1,002,672
Total equity	149,205	134,780
Total liabilities and equity	1,341,990	1,137,452

Cash and cash equivalents

Cash and cash equivalents increased $44.6 million to $86.7 million at September 30, 2018 from $42.1 million at December 31, 2017, an increase of 106.0%. The increase was primarily due to the cash received from the increase of deposits.

Investment securities

Total investment securities decreased to $33.7 million at September 30, 2018, from $40.3 million at December 31, 2017, a decrease of $6.6 million or 16.3%. The decrease was due to the normal pay downs of mortgage-backed securities and the call of one of the Bank's municipal securities of $1.2 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities to the Financial Statements.

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

At September 30, 2018, total loan balances net of unearned income, were $1.18 billion, a $168.8 million increase compared to December 31, 2017.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. Loans held for sale totaled $2.2 million at September 30, 2018 and $1.5 million at December 31, 2017.

Loans receivable: Loans receivable increased to $1.18 billion at September 30, 2018 from $1.01 billion at December 31, 2017. The increase was largely driven by the growth of the residential 1 - 4 family mortgage loan portfolio. Loans receivable, excluding loans held for sale, as of September 30, 2018 and December 31, 2017, consisted of the following:

	September 30, 2018		December 31, 2017
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$37,689	3.2%	$38,972	3.9%
Construction	134,436	11.3%	95,625	9.5%
Real Estate Mortgage:
Commercial – Owner Occupied	130,491	11.1%	126,250	12.5%
Commercial – Non-owner Occupied	291,700	24.7%	270,472	26.7%
Residential – 1 to 4 Family	518,561	44.0%	416,317	41.1%
Residential – Multifamily	52,038	4.4%	47,832	4.7%
Consumer	14,934	1.3%	16,249	1.6%
Total Loans	$1,179,849	100.00%	$1,011,717	100.00%

Deposits

At September 30, 2018, the Bank’s total deposits increased to $1.1 billion from $866.4 million at December 31, 2017, an increase of $198.8 million, or 22.9%. The increase in deposits was primarily related to the increase in non-interest bearing deposits and the time deposits.

	September 30,	December 31,
	2018	2017
	(amounts in thousands)
Noninterest-bearing	$236,030	$124,356
Interest-bearing
Checking	49,182	51,629
Savings	144,947	173,226
Money market	194,297	149,311
Time deposits	440,746	367,861

Total deposits	$1,065,202	$866,383

Borrowings

Total borrowings decreased $10.0 million to $118.1 million at September 30, 2018 from $128.1 million at December 31, 2017.

Equity

Total equity increased to $149.2 million at September 30, 2018 from $134.8 million at December 31, 2017, an increase of $14.4 million or 10.7%, primarily due to the retention of earnings from the period.

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

We manage our credit risk by establishing what we believe are sound credit policies for underwriting new loans, while monitoring and reviewing the performance of our existing loan portfolios. We employ various credit risk management and monitoring activities to mitigate risks associated with loans we hold or originate. In making credit decisions, we consider loan concentrations and related credit quality, economic and market conditions, regulatory mandates, and changes in interest rates.

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
At September 30, 2018, the allowance for loan losses was $17.9 million, as compared to $16.5 million at December 31, 2017. The ratio of the allowances for loan losses to total loans was 1.52% and 1.63% at September 30, 2018 and December 31, 2017, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 221.2% at September 30, 2018, compared to 140.3% at December 31, 2017. During the nine-month period ended September 30, 2018, the Company charged off $95,000 in loans, and recovered $280,000, compared to $2.0 million charged off in the nine months ended September 30, 2017, and $302,000 in recoveries. Specific allowances for loan losses have been established in the amount of $342,000 at September 30, 2018, as compared to $458,000 on impaired loans at December 31, 2017. We have established reserves for all losses that we believe are both probable and reasonably estimable at September 30, 2018 and December 31, 2017. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Nine months ended
	2018	2017
	(amounts in thousands)
Balance at the beginning of the period	$16,533	$15,580
Charge-offs:
Commercial and Industrial	—	(134)
Construction:	(27)	(687)
Real Estate Mortgage:
Commercial – Owner Occupied	—	(430)
Commercial – Non-owner Occupied	(49)	(622)
Residential – 1 to 4 Family	—	(118)
Residential – Multifamily	—	(50)
Consumer	(19)	—
Total charge - offs	(95)	(2,041)

Recoveries:
Commercial and Industrial	40	45
Construction:	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	153	94
Commercial – Non-owner Occupied	61	148
Residential – 1 to 4 Family	26	15
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	280	302

Net recoveries (charge-offs)	185	(1,739)
Provisions for loan and lease losses	1,200	2,000
Balance at the end of the period	$17,918	$15,841

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
Delinquent loans totaled $4.3 million, or 0.4% of total loans at September 30, 2018, a decrease of $702,000 from December 31, 2017. At September 30, 2018, loans 30 to 89 days delinquent totaled $1.2 million, an increase of $746,000 from December 31, 2017. Loans delinquent 90 days or more and not accruing interest totaled $3.1 million or 0.3% of total loans at September 30, 2018, a decrease of $1.4 million from $4.5 million, or 0.4% of total loans at December 31, 2017. The two largest nonperforming loan relationships as of September 30, 2018 were a $1.4 million construction loan and a $565,000 residential one-to-four-family loan.
.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at September 30, 2018

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(amounts in thousands except ratios)
Commercial and Industrial	$—	$128	$14	$—	37,547	$37,689	0.04%
Construction	—	—	1,365	—	133,071	134,436	1.02%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	130,491	130,491	—%
Commercial – Non-owner Occupied	—	—	290	—	291,410	291,700	0.10%
Residential – 1 to 4 Family		928	1,417	—	516,216	518,561	0.27%
Residential – Multifamily	—	—	—	—	52,038	52,038	—%
Consumer	134	—	—	—	14,800	14,934	—%
Total Loans	$134	$1,056	$3,086	$—	$1,175,573	$1,179,849	0.26%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At September 30, 2018, we had $23.0 million of loans deemed impaired compared to $25.5 million at December 31, 2017. Impaired loans at September 30, 2018 included $20.2 million of TDR loans.
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
There were no loans modified as TDRs during the periods ended September 30, 2018 and December 31, 2017. Performing TDRs (not reported as nonaccrual loans) were $19.9 million and $20.9 million as of September 30, 2018 and December 31, 2017, respectively. Non-performing TDRs were $290,000 at September 30, 2018 and December 31, 2017, respectively.
Other Real Estate Owned (OREO)

OREO at September 30, 2018 was $5.0 million, compared to $7.5 million at September 30, 2017 with the largest property being a condominium development valued at $1.5 million.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2018	2017
	(amounts in thousands)
Balance at beginning of period	$7,248	$10,528
Real estate acquired in settlement of loans	1,057	131
Sales of OREO, net	(2,932)	(1,820)
Loss on sale of OREO and valuation adjustments	(359)	(1,352)
Balance at end of period	$5,014	$7,487

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2018, our cash position was $86.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of September 30, 2018, the Company had lines of credit with the FHLBNY of $286.1 million, of which $104.7 million was outstanding at September 30, 2018.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At September 30, 2018, the Company's investment securities portfolio classified as available for sale was $32.6 million. In addition, loans in the Company's residential real estate loan portfolio are underwritten to secondary market criteria, and accordingly could be sold in the secondary mortgage market should the need arise.

We had outstanding loan commitments of $130.0 million at September 30, 2018. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2018 and 2017

Operating cash flows were $18.9 million in the nine month ended September 30, 2018, compared to $11.5 million for the same period in the prior year. The increase in operating cash flow was primarily due to higher interest income and other cash inflow in the current year, principally reflecting increased income from loans and a decrease in use of cash for purchasing SBA loan for sale.
Cash used for investing was $160.4 million in the nine months ended September 30, 2018, compared to $99.5 million in the prior year period. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.
Cash from financing was $186.2 million in the nine months ended September 30, 2018, compared to cash used for financing of $72.7 million in the same period of last year. The current year included $198.8 million of cash inflows from deposits partially offset by $10.0 million of payment made on FHLBNY borrowings.
Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other meanings to manage our capital. Total shareholder's equity increased $13.1 million from December 31, 2017, predominantly from the Company’s net income of $18.0 million from the period, net of common and preferred stock dividends of $4.2 million.
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

Under the new capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2018, the Bank and the Company were both considered “well capitalized,”
The following table presents the regulatory capital and ratios of the Company and the Bank at September 30, 2018:

	Amount	Ratio	Amount	Ratio
	(amounts in thousands except ratios)
	Company		Parke Bank
Total risk-based capital	$176,251	16.92%	$175,774	16.88%
Tier 1 risk-based capital	163,166	15.66%	162,694	15.62%
Tier 1 leverage	163,166	12.58%	162,694	12.55%
Tier 1 common equity	146,749	14.08%	162,694	15.62%

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At September 30, 2018 and December 31, 2017, used commitments to extend credit amounted to approximately $130.0 million and $118.7 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the September 30, 2018 and December 31, 2017, standby letters of credit with customers were $18.6 million and $14.0 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2018, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the nine months ended September 30, 2018.
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

Allowance for Loan and Lease Losses: The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. We established our allowance in accordance with guidance provided in ASC - Contingencies (ASC 450) and Receivables (ASC 310).

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

Our allowance for loan losses includes a formula-based component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in TDRs as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

The formula-based component of the allowance incorporates a historical valuation allowance and a general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, and specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; (ix) the impact of rising interest rates on portfolio risk; and (x) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at September 30, 2018. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2018:	(Dollars in thousands except % change data)
Basis point change in rates	-200	Base Forecast	200
Net Interest Income at Risk:
Net Interest Income	$53,341	$51,218	$50,545
% change	4.15%		(1.31)%
Economic Value at Risk:
Equity	$183,123	$146,659	$119,726
% change	24.86%		(18.36)%

As of September 30, 2018, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a declining rate environment and negatively affected in a rising rate environment of 200 basis points. Economic value at risk would be positively affected over a one-year time horizon in a declining rate environment and negatively affected in a rising rate environment.

Overall, our September 30, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's, President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. The Parke Parties have filed a motion to dismiss all of the claims asserted against the Parke Parties on the grounds that, among other things, the claims asserted were addressed in prior litigation between the parties, including foreclosure actions, and were resolved in favor of the Parke Parties.

Other than the aforementioned litigation, there are no material pending legal proceedings to which the Company or its Subs. are a party or to which any of its property is subject, other than ordinary routine litigation incidental to the business of the Company.

ITEM 1A. RISK FACTORS

There were no material changes since December 31, 2017 to the risk factors relevant to the Company’s operations that were identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no securities purchased during the three months ended September 30, 2018.

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

PARKE BANCORP, INC.

Date:	November 7, 2018	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2018	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)