Form 10-K
period 2018-12-31
PARKE BANCORP, INC.
filed 2019-03-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                          YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒ oý	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compliance with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 29, 2018, was approximately $184.8 million.

As of March 6, 2019 there were 10,750,239 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2018 (Parts II and IV)

2.	Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders. (Parts II and III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company’s wholly-owned subsidiary, Parke Bank (the “Bank”), conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry; technological changes; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

As used the Form 10-K, the terms "Parke Bancorp", "the Company", "registrant", "we", "us", and "our" mean Parke Bancorp Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

PART I

Item 1.	Business

General

We are a bank holding company incorporated under the laws of the State of New Jersey in January 2005. Our business and operations primarily consist of our ownership of Parke Bank. The Bank is a full service commercial bank and is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts its business through offices in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania.

We, through our wholly owned subsidiary Parke Bank, provide personal and business financial services to individuals and small to mid-sized businesses. We offer a range of loan products, deposits services, and other financial products through our retail branches and other channels to our customers. Our core lending businesses are commercial real estate lending, residential real estate lending, and construction lending. We also offers a variety of commercial and industry loan and consumer loan products to our customers. We fund our lending business primarily with deposits generated through retail deposits and commercial relationships. Our deposit products include checking, savings, money market deposit, time deposits, and other traditional deposit services. In addition to traditional products and services, we offer contemporary products and services, such as debit cards, internet banking and online bill payment.

We commenced operations on June 1, 2005, upon completion of the reorganization of the Bank into the holding company form of ownership following approval of the reorganization by shareholders of the Bank at its 2005 Annual Meeting of Shareholders. Our headquarters is located at 601 Delsea Drive, Washington Township, New Jersey. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free of charge at www.parkebank.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Investors are encouraged to access these reports and other information about our business on our website.

At December 31, 2018, we had total assets of $1.47 billion, including loans $1.24 billion, total deposits of $1.18 billion and total equity of $155.0 million.

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

Medical-Use Cannabis Related Business

We provide banking services to customers that are licensed by the States of New Jersey, Pennsylvania, Maryland or New York to do business in medical-use cannabis industry as growers, processors and dispensaries. Medical-use cannabis businesses are legal in the States of New Jersey, Pennsylvania, Maryland and New York although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts. We do a deep upfront due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
While we believe we are operating in compliance with the FinCEN guidelines, there can be no assurance that federal enforcement guidelines will not change. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the Federal government’s enforcement position, could cause us to immediately cease providing banking services to the cannabis industry.
At December 31, 2018 and 2017, deposit balances from medical-use cannabis customers were approximately $253.8 million and $37.0 million, or 21.4% and 4.3% of total deposits, respectively, with two customers accounting for 65.9% and 28.5% of the total at December 31, 2018 and 2017. At December 31, 2018 and 2017, there was one cannabis-related loan in the amounts of $970,000 and $1.0 million, respectively. We recorded approximately $51,000 and $50,000 of interest incomes in 2018 and 2017, respectively, related to that loan.

Lending Activities

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. Our lending activities consist primarily of the following:

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

Construction loans are secured by the properties under development and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

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

Construction financing is labor intensive for the Bank, requiring employees of the Bank to expend substantial time and resources in monitoring and servicing each construction loan to completion. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and development, the accuracy of projections, such as the sales of homes or the future leasing of commercial space, and the accuracy of the estimated cost (including interest) of construction. Substantial deviations can occur in such projections. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. Also, a construction loan that is in default can cause problems for the Bank such as selecting replacement builders for a project, considering alternate uses for the project and site and handling any structural and environmental issues that might arise.

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

Consumer Loans. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles. Home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised or assessed value of the property securing the loan in each case, less the amount of any existing prior liens on the property, and generally have maximum terms of ten years. The interest rates on second mortgages are generally fixed, while interest rates on home equity lines of credit are variable.

Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2018, the Bank’s loan to one borrower limit was approximately $28.1 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2018, the Bank’s largest loan to one borrower was a combination construction loan/line of credit with a balance of loan and line of credit of $19.7 million that was secured by the real estate. At December 31, 2018, this loan was current and performing in accordance with the terms of the loan agreement.

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

As of December 31, 2018, no one industry sector concentration exceeded 10% of total loans.

Non-Performing and Problem Assets

Non-Performing Assets. Non-accrual loans are loans on which the accrual of interest has ceased. Loans are generally placed on non-accrual status if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more unless the collateral is considered sufficient to cover principal and interest and the loan is in the process of collection. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e., brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing troubled debt restructurings (“TDRs”), were $21.9 million, $25.5 million, $36.4 million, $42.2 million, and $61.5 million at December 31, 2018, 2017, 2016, 2015, and 2014 respectively. Included in impaired loans at December 31, 2018, 2017, 2016, 2015, and 2014 were $18.8 million, $21.2 million, $28.1 million, $32.2 million, and $42.2 million of loans classified as TDRS as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$14	$17	$159	$740	$61
Construction	1,365	1,392	3,241	5,204	11,011
Real Estate Mortgage:
Commercial - Owner Occupied	—	155	430	358	735
Commercial - Non-Owner Occupied	—	597	3,958	4,002	8,624
Residential - 1 to 4 Family	1,686	2,292	3,095	3,255	6,367
Residential – Multifamily	—	—	308	—	—
Consumer	—	81	107	—	94
Total non-accrual loans	3,065	4,534	11,298	13,559	26,892
Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Construction	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$3,065	$4,534	$11,298	$13,559	$26,892
Total non-performing loans as a percentage of loans	0.25%	0.45%	1.30%	1.79%	3.80%

As of December 31, 2018, there was $6.7 million in loans which were not then on non-accrual status or a TDR but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing in the future.

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. At December 31, 2018, the Bank had $3.1 million in loans that were on a non-accrual basis. Interest income of $37,000 was recognized on these loans during the year ended December 31, 2018. Gross interest income of $133,500 would have been recorded during the year ended December 31, 2018, if these loans had been performing in accordance with their terms.

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

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. All of the Bank’s loans rated “substandard” and worse are also on non-accrual and deemed impaired. There were no loans classified as Doubtful at December 31, 2018.

At December 31, 2018, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	$5,222
Substandard	9,806
$15,028

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2018 was $5.1 million. Real estate owned consisted of 8 properties, the largest being a condominium development located in Absecon, New Jersey carried at $1.5 million as of December 31, 2018.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of the period	$16,533	$15,580	$16,136	$18,043	$18,560
Charge-offs:
Commercial and Industrial	(128)	(134)	(76)	(1,554)	(395)
Construction	(27)	(687)	(1,081)	(2,983)	(16)
Real Estate Mortgage:
Commercial - Owner Occupied	—	(430)	—	—	(476)
Commercial - Non-Owner Occupied	(49)	(622)	(154)	(638)	(50)
Residential - 1 to 4 Family	—	(118)	(704)	(504)	(2,841)
Residential – Multifamily	—	(50)	(45)	—	—
Consumer	(19)	—	(6)	(1)	(31)
Total charge-offs:	(223)	(2,041)	(2,066)	(5,680)	(3,809)
Recoveries:
Commercial and Industrial	47	45	8	121	—
Construction	600	—	—	—	5
Real Estate Mortgage:
Commercial - Owner Occupied	189	113	1	66	5
Commercial - Non-Owner Occupied	86	319	—	398	—
Residential - 1 to 4 Family	43	17	39	148	32
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries:	965	494	48	733	42
Net charge-offs	742	(1,547)	(2,018)	(4,947)	(3,767)
Provision for loan losses	1,800	2,500	1,462	3,040	3,250
Balance at end of period	$19,075	$16,533	$15,580	$16,136	$18,043
Period-end loans outstanding (net of deferred costs/fees)	$1,241,157	$1,011,717	$851,953	$758,501	$713,061
Average loans outstanding	$1,110,915	$923,271	$800,677	$731,032	$669,771
Allowance as a percentage of period end loans	1.54%	1.63%	1.83%	2.13%	2.53%
Loans charged off as a percentage of average loans outstanding	0.02%	0.22%	0.26%	0.78%	0.57%

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2018, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2018, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $92.4 million, $83.5 million and $51.2 million at December 31, 2018, 2017 and 2016, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network ("Promontory") during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $92.4 million, $83.5 million and $51.2 million at December 31, 2018, 2017 and 2016, respectively.

Under FDIC regulations, insured banks that are well capitalized with examination ratings in one of the two highest categories are permitted to accept brokered deposits and are not restricted as to the rates that can be paid on such deposits. Banks that are less than well capitalized or are not in one of the two highest examination rating categories may not accept brokered deposits absent a waiver from the FDIC and may not pay interest on brokered deposits that they are permitted to accept at a rate that is more than 75 basis points greater than the average national rate paid on deposits of similar size and maturity. Pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted in May 2018, the FDIC has amended its brokered deposit rule to exempt reciprocal deposits such as CDARs in an amount not exceeding the lesser of $5 billion or 20% of a bank’s total liabilities from the definition of brokered deposits. A bank that was well-capitalized and highly rated may continue to accept reciprocal deposits after it becomes less than well-capitalized or is no longer highly rated provided that reciprocal deposits do not exceed the average amount of reciprocal deposits as the preceding four quarter ends.
Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. At December 31, 2018, we had $104.7 million in FHLB advances with a weighted average rate of 2.00%. Outstanding advances from the FHLB had fixed rates ranging from 1.55% to 3.11% at December 31, 2018. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying loans and other qualified assets with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB. As of December 31, 2018, our FHLB stock investment totaled $5.8 million. Borrowings from the FHLB outstanding during 2018, 2017, and 2016 had maturities of ten years or less and cannot be prepaid without penalty. At December 31, 2018, we also had $13.4 million of trust preferred debentures outstanding. Interest rates of these trust preferred securities are reset quarterly at base rate plus three-month LIBOR. The interest rates on $10.3 million and $3.1 million of the trust preferred debentures were 4.31% and 4.29%, respectively, at December 31, 2018.

The following table sets forth information regarding the Bank’s FHLB advances:

	December 31,
	2018	2017	2016
	(Amounts in thousands, except rates)
Amount outstanding at year end	$104,650	$114,650	$79,650
Weighted average interest rates at year end	2.67%	1.76%	1.57%
Maximum outstanding at any month end	$134,650	$114,650	$103,053
Average outstanding	$105,883	$91,705	$89,720
Weighted average interest rate during the year	2.00%	1.53%	1.49%

Subsidiary Activities

The largest subsidiary of the Company is the Bank. The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. For the year ended December 31, 2018, the Bridgestone Capital LLC made a $1.2 million capital contribution to PDL.

Personnel

At December 31, 2018, the Bank had 79 full-time and 19 part-time employees.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Economic Growth, Regulatory Relief and Consumer Protection Act
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) was enacted. EGRRCPA provided targeted regulatory relief to institutions of all sizes. For community banks and their holding companies, the most significant provisions include (i) an increase in the limit for applicability of the Small Bank Holding Company Policy Statement from $1 billion to $3 billion in total assets; (ii) an extension of the period between examinations from 12 months to 18 months for well managed institutions; (iii) the end of the Volcker Rule for most community banks; (iv) the establishment of a Community Bank Leverage Ratio, which, if satisfied, would satisfy all applicable capital requirements; (v) Home Mortgage Disclosure Act (“HMDA”) relief for institutions originating fewer than 500 closed-end or 500 open-end in each of the preceding two calendar years provided the institutions also have a CRA rating of satisfactory or better; (vi) changes to the definition of a “brokered deposit” under the FDIC’s regulations; (vii) the creatjon of a safe harbor under the “ability to pay” rules and definition of “qualified mortgage” and (viii) various other regulatory relief provisions. EGRRCPA also made significant changes affecting larger institutions including an immediate increase in the threshold for being deemed a systemically important financial institution (“SIFI”) from $50 billion in total assets to $100 billion with the threshold to be further increased to $250 billion in total assets 18 months after enactment of EGRRCPA. While certain of the provisions were immediately effective, others require rulemaking with such rules in various stages of being finalized.
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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements as long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.00385% of insured deposits on an annualized basis in fiscal year 2018. These assessments will continue until the FICO bonds mature in 2019.
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
Under the FDIC’s revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Pursuant to EGRRCPA, the federal banking agencies may only apply a heightened risk weight to a higher volatility commercial real estate exposure that constitutes a higher volatility commercial real estate acquisition, development or construction loan as defined in EGRRCPA and which was originated on or after January 1, 2015.
In addition to higher capital requirements, the new capital rules will require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.
In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.
EGRRCPA directs the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject. Qualifying community banks meeting the community bank leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules. A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. Under regulations proposed by the federal banking agencies, a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. The proposed regulations would define tangible equity as total bank equity capital less: (i) accumulated other comprehensive income; (ii) intangible assets (other than mortgage servicing assets); and (iii) deferred tax assets (net of related valuation allowances) arising from net operating loss and tax credit carryforwards. Under the proposal, a qualifying community bank must have total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancellable commitments) of 25% of less of total consolidated assets, total trading assets and liabilities of 5% or less of total consolidated assets, mortgage servicing assets of 25% or less of tangible equity and temporary difference deferred tax assets of less than 25% of tangible equity.
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “under capitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly under capitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically under capitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%
The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted. At December 31, 2018, the Bank qualified as “well capitalized” under the prompt corrective action rules.
Under the proposed community bank leverage ratio regulations, a qualifying community bank would be deemed: well capitalized if it has a community bank leverage ratio greater than 9%; adequately capitalized if its community bank leverage ratio is 7.5% or greater; undercapitalized if its community bank leverage ratio is less than 7.5% and significantly undercapitalized if its community bank leverage ratio is less than 6%. A qualifying community bank will continue to be treated as critically undercapitalized if it has a ratio of tangible equity to total assets of 2% or less.

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

EGRRCPA amends the definition of banking entity to exclude banks that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and total trading assets that are more than 5% of total consolidated assets and the federal banking agencies have proposed to amend their implementing regulations to incorporate this exclusion. Since the Bank qualifies for this exclusion, it will no longer be subject to the restrictions of the Volcker Rule.

Item 1A.	Risk Factors

This item is not applicable because the Company meets the definition of a smaller reporting company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(a)	Properties.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. The Bank opened two new offices, a full service office in Collingswood, New Jersey, opened in September 2016, and a full service office in Philadelphia, Pennsylvania, opened December 2016. Both the new offices are leased. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2018, net property and equipment totaled approximately $6.8 million.

Item 3.	Legal Proceedings

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. Following extensive motion practice over the course of several years, the Court dismissed all of the Plaintiffs’ claims against the Parke Parties, and each of them, with prejudice. Plaintiffs have now appealed the case to the United States Circuit Court of Appeals for the Third Circuit. The matter has been briefed and is now sub judice.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The information contained under the section captioned “Market Prices and Dividends” in the Company’s 2018 Annual Report filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no repurchases of shares of the Company’s Common Stock during the last quarter of 2018.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the 2018 Annual Report filed as Exhibit 13 to this Annual Report on Form 10-K. Such report is incorporated herein by reference.

2. Changes in internal control over financial reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3. Internal control over financial reporting

The effectiveness of the Company’s internal control over financial reporting at December 31, 2018, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in in the Company’s financial statements that are contained in the Annual Report. Such report is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I - Election of Directors”, “Corporate Governance” and "Compensation Committee Report" in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2018, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by shareholders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2015 Equity incentive plan	291,584	14.36	352,631
Total	291,584	$14.36	352,631

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

• Report of Independent Registered Public Accounting Firm Regarding Internal Controls

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of December 31, 2018 and 2017

• Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017

• Consolidated Statements of Equity for the Years Ended December 31, 2018 and 2017

• Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

• Notes to Consolidated Financial Statements

2	Schedules omitted as they are not applicable.

3	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Supplemental Executive Retirement Plan (1)
10.7	2015 Equity Incentive Plan (4)
10.8	SERP Agreement with Elizabeth A. Milavsky (5)
10.9	SERP Agreement with John F. Hawkins (5)
10.10	Management Change in Control Severance Agreement with Elizabeth A. Milavsky (3)

10.11	Management Change in Control Severance Agreement with John F. Hawkins (3)
10.12	Management Change in Control Severance Agreement with David Middlebrook
10.13	Management Change in Control Severance Agreement with Paul Palmieri
10.15	Management Change in Control Severance Agreement with Ralph Gallo
13	Annual Report to Shareholders for the fiscal year ended December 31, 2018
21	Subsidiaries of the Registrant
23	Consent of RSM US LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

(1)	Incorporated by Reference to the Company’s Current Report on Form S-4 filed with the SEC on January 31, 2005.

(2)	Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.

(3)	Incorporated by Reference to Company’s Registration Statement on Form 8-K filed with the SEC on July 20, 2016.

(4)	Incorporated by Reference to Company's Current Report on Form S-8 filed with the SEC on November 16, 2015.

(5)	Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on January 22, 2016.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 15, 2019	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2019.

/s/ Celestino R. Pennoni	/s/ Vito S. Pantilione
Celestino R. Pennoni	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Daniel J. Dalton
Jack C. Sheppard, Jr.	Daniel J. Dalton
Director	Director

/s/ Fred G. Choate	/s/ Edward Infantolino
Fred G. Choate	Edward Infantolino
Director	Director

/s/ Jeffrey H. Krippitz	/s/ John F. Hawkins
Jeffrey H. Krippitz	John F. Hawkins
Director	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)