Form 10-Q
period 2019-03-31
PARKE BANCORP, INC.
filed 2019-05-09
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019.
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
Yes [X]                No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	PKBK	The Nasdaq Stock Market, LLC

As of May 1, 2019, there were 10,759,963 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$4,981	$5,915
Federal funds sold and other interest bearing deposits with banks	183,537	148,556
Cash and cash equivalents	188,518	154,471
Investment securities available for sale, at fair value	30,567	31,278
Investment securities held to maturity (fair value of $1,346 at March 31, 2019 and $1,292 at December 31, 2018)	1,126	1,113
Total investment securities	31,693	32,391
Loans held for sale	—	419
Loans, net of unearned income	1,298,697	1,241,157
Less: Allowance for loan losses	(19,810)	(19,075)
Net loans	1,278,887	1,222,082
Accrued interest receivable	5,760	5,191
Premises and equipment, net	6,865	6,783
Other real estate owned (OREO)	5,156	5,124
Restricted stock, at cost	5,858	5,858
Bank owned life insurance (BOLI)	25,956	25,809
Deferred tax asset	6,392	6,511
Other assets	3,080	2,759
Total Assets	$1,558,165	$1,467,398
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$375,326	$360,329
Interest-bearing deposits	889,982	823,544
Total deposits	1,265,308	1,183,873
FHLBNY borrowings	104,650	104,650
Subordinated debentures	13,403	13,403
Accrued interest payable	1,786	1,390
Other liabilities	11,903	9,086
Total liabilities	1,397,050	1,312,402
Equity
Preferred stock,1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 560 shares and 1,224 shares outstanding at March 31, 2019 and December 31, 2018, respectively	560	1,224
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 11,044,485 shares at March 31, 2019 and 10,953,081 shares at December 31, 2018	1,104	1,095
Additional paid-in capital	113,561	112,807
Retained earnings	47,624	42,079
Accumulated other comprehensive loss	(272)	(633)
Treasury stock, 284,522 shares at March 31, 2019 and December 31, 2018, at cost	(3,015)	(3,015)
Total shareholders’ equity	159,562	153,557
Noncontrolling interest in consolidated subsidiaries	1,553	1,439
Total equity	161,115	154,996
Total liabilities and equity	$1,558,165	$1,467,398
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$17,441	$13,013
Interest and dividends on investments	315	349
Interests on federal funds sold and deposits with banks	601	146
Total interest income	18,357	13,508
Interest expense:
Interest on deposits	3,963	1,953
Interest on borrowings	962	531
Total interest expense	4,925	2,484
Net interest income	13,432	11,024
Provision for loan losses	700	400
Net interest income after provision for loan losses	12,732	10,624
Noninterest income:
Gain on sale of SBA loans	40	178
Loan fees	191	151
Bank owned life insurance income	147	150
Service fees on deposit accounts	381	286
Other	160	101
Total noninterest income	919	866
Noninterest expense:
Compensation and benefits	2,141	1,954
Professional services	391	374
Occupancy and equipment	471	421
Data processing	218	197
FDIC insurance and other assessments	27	77
OREO expense	75	169
Other operating expense	837	703
Total noninterest expense	4,160	3,895
Income before income tax expense	9,491	7,595
Income tax expense	2,316	1,835
Net income attributable to Company and noncontrolling interest	7,175	5,760
Net (income) loss attributable to noncontrolling interest	(114)	—
Net income attributable to Company	7,061	5,760
Preferred stock dividend and discount accretion	1	239
Net income available to common shareholders	$7,060	$5,521
Earnings per common share:
Basic	$0.66	$0.63
Diluted	$0.65	$0.53
Weighted average shares outstanding:
Basic	10,744,896	8,822,255
Diluted	10,912,164	10,908,148
All share and per share information as of March 31, 2018 has been adjusted for the stock dividend effective on May 18, 2018.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	( Dollars in thousands)
Net income	$7,175	$5,760
Unrealized gains on investment securities, net of reclassification into income:
Unrealized (losses) gains on non-OTTI securities	480	(650)
Tax impact on unrealized gain (loss)	(119)	157
Total unrealized (losses) gains on investment securities	361	(493)
Comprehensive income	$7,536	$5,267
Less: Comprehensive income (loss) attributable to noncontrolling interests	114	—
Comprehensive income attributable to the Company	$7,422	$5,267
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, December 31, 2017	$15,971	8,301,497	$830	$81,940	$39,184	$(130)	$(3,015)	$134,780	$—	$134,780
Net income	—	—	—	—	5,760	—	—	5,760	—	5,760
Common stock options exercised	—	4,586	1	46	—	—	—	47	—	47
Preferred stock shares conversion	(25)	2,841	—	25	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(493)	—	(493)	—	(493)
Stock compensation expense	—	—	—	18	—	—	—	18	—	18
Dividend on preferred stock	—	—	—	—	(239)	—	—	(239)	—	(239)
Dividend on common stock	—	—	—	—	(962)	—	—	(962)	—	(962)
Balance, March 31, 2018	$15,946	8,308,924	$831	$82,029	$43,743	$(623)	$(3,015)	$138,911	$—	$138,911

Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Net income	—	—	—	—	7,061	—	—	7,061	114	7,175
Common stock options exercised		8,374	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(664)	83,030	8	655	—	—	—	(1)	—	(1)
Other comprehensive income	—	—	—	—	—	361	—	361	—	361
Stock compensation expense				52			—	52	—	52
Dividend on preferred stock	—	—	—	—	(1)	—	—	(1)	—	(1)
Dividend on common stock	—	—	—	—	(1,515)	—	—	(1,515)	—	(1,515)
Balance, March 31, 2019	$560	11,044,485	$1,104	$113,561	$47,624	$(272)	$(3,015)	$159,562	$1,553	$161,115
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$7,175	$5,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	91
Provision for loan losses	700	400
Increase in value of bank-owned life insurance	(147)	(150)
Gain on sale of SBA loans	(40)	(178)
SBA loans originated for sale	—	(2,548)
Proceeds from sale of SBA loans originated for sale	459	2,564
Net accretion of purchase premiums and discounts on securities	5	18
Stock based compensation	52	13
Net changes in:
Decrease in accrued interest receivable and other assets	1,153	1,042
Increase in accrued interest payable and other accrued liabilities	1,179	(415)
Net cash provided by operating activities	10,634	6,597
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,173	1,412
Repayments and maturities of investment securities held to maturity	—	1,205
Net increase in loans	(57,550)	(30,365)
Purchases of bank premises and equipment	(180)	(74)
Proceeds from sale of OREO, net	13	700
Redemptions of restricted stock	—	450
Net cash used in investing activities	(56,544)	(26,672)
Cash Flows from Financing Activities:
Cash dividends	(1,514)	(1,201)
Proceeds from exercise of stock options	48	47
Net decrease in FHLBNY and short-term borrowings	—	(10,000)
Net increase in noninterest-bearing deposits	14,997	1,215
Net increase in interest-bearing deposits	66,438	34,606
Other	(12)	—
Net cash provided by financing activities	79,957	24,667
Net increase (decrease) in cash and cash equivalents	34,047	4,592
Cash and Cash Equivalents, January 1,	154,471	42,113
Cash and Cash Equivalents, March 31,	$188,518	$46,705

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,529	$2,472
Income taxes paid	$—	$—

Non-cash Investing and Financing Items
Loans transferred to OREO	$45	$290
Establishment of lease liability and right-of-use asset	$2,043	$—
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank (including certain partnership interests). Also included are the accounts of Parke Direct Lending LLC ("PDL"), a joint venture formed in 2018 to originate short-term alternative real estate loan products. Parke Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. We have eliminated inter-company balances and transactions. We have also reclassified certain prior year amounts to conform to the current year presentation, which did not have a material impact on our consolidated financial condition or results of operations.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying interim financial statements for the three months ended March 31, 2019 and 2018 are unaudited. The balance sheet as of December 31, 2018, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for loan losses, the valuation of deferred income taxes, and the carrying value of other real estate owned ("OREO").

Recently Issued Accounting Pronouncements:

During June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of gathering historical loan data required for the credit loss methodology and is reviewing a model from a third-party vendor. While we expect this standard will have an impact on the Company’s financial statements, we are still in process of conducting our evaluation.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the guidance in the first quarter of 2019 under the modified retrospective transition approach. The Company initially recognized right-of-use assets of $1.3 million and lease liabilities of $1.3 million under the operating leases for the lease contracts of its three retail branch locations and initially recognized a right-of-use asset of $750,000 and a lease liability of $750,000 under the finance lease for its 99-year land lease contract of a retail branch location.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted the guidance in the first quarter of 2019. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities, which requires that entities shorten the amortization period for certain callable debt securities held at a premium and amortize the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted the guidance in the first quarter of 2019. The adoption of the guidance did not have any material impact on our consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	30,365	107	459	30,013
Collateralized mortgage obligations	53	1	—	54
Total available for sale	$30,918	$108	$459	$30,567

Held to maturity:
States and political subdivisions	$1,126	$220	$—	$1,346

As of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	31,553	74	906	30,721
Collateralized mortgage obligations	56	1	—	57
Total available for sale	$32,109	$75	$906	$31,278

Held to maturity:
States and political subdivisions	$1,113	$179	$—	$1,292

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2019 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	241	231
Due after five years through ten years	13,711	13,588
Due after ten years	16,966	16,748
Total available for sale	$30,918	$30,567

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,126	1,346
Due after ten years	—	—
Total held to maturity	$1,126	$1,346

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2019. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

As of March 31, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$—	$—	$22,416	$459	$22,416	$459
Total available for sale	$—	$—	$22,416	$459	$22,416	$459

As of December 31, 2018	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$12,665	$257	$14,527	$649	$27,192	$906
Total available for sale	$12,665	$257	$14,527	$649	$27,192	$906

Other Than Temporarily Impaired Debt Securities (OTTI)

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, and previous other-than-temporary impairments. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. Estimating recovery of the amortized cost basis of a debt security is based upon an assessment of the cash flows expected to be collected. If the present value of the cash flows expected to be collected, discounted at the security’s effective yield, is less than the security’s amortized cost, OTTI is considered to have occurred.

For a debt security for which there has been a decline in the fair value below the amortized cost basis, if we intend to sell the security, or if it is more likely than not we will be required to sell the security before recovery of the amortized cost basis, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. For debt securities that are considered OTTI and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit-related and, therefore, is recognized in other comprehensive income.

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

The Company’s unrealized loss for the debt securities is comprised of 10 securities in the 12 months or greater loss position at March 31, 2019, and 5 securities in the less than 12 months loss position and 9 securities in the 12 months or greater loss position at December 31, 2018. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at March 31, 2019.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

As of March 31, 2019, the Company had $1.30 billion in loans receivable outstanding. Outstanding balances include a total net reduction of $96,000 and $105,000 at March 31, 2019 and December 31, 2018, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We did not have loans held for sale at March 31, 2019 and had $419,000 loans available for sale at December 31, 2018. The portfolios of loans receivable at March 31, 2019 and December 31, 2018, consist of the following:

	March 31, 2019	December 31, 2018
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$35,089	$34,640
Construction	145,054	139,877
Real Estate Mortgage:
Commercial – Owner Occupied	141,046	135,617
Commercial – Non-owner Occupied	339,848	321,580
Residential – 1 to 4 Family	564,238	545,391
Residential – Multifamily	59,506	49,628
Consumer	13,916	14,424
Total Loans	$1,298,697	$1,241,157

An age analysis of past due loans by class at March 31, 2019 and December 31, 2018 is as follows:

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$13	$13	$35,076	$35,089	$—
Construction	—	—	1,365	1,365	143,689	145,054	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,996	—	—	2,996	138,050	141,046	—
Commercial – Non-owner Occupied	1,936	—	—	1,936	337,912	339,848	—
Residential – 1 to 4 Family	—	—	2,062	2,062	562,176	564,238	—
Residential – Multifamily	—	—	—	—	59,506	59,506	—
Consumer	—	—	—	—	13,916	13,916	—
Total Loans	$4,932	$—	$3,440	$8,372	$1,290,325	$1,298,697	$—

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$14	$14	$34,626	$34,640	$—
Construction	—	—	1,365	1,365	138,512	139,877	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	135,617	135,617	—
Commercial – Non-owner Occupied	—	—	—	—	321,580	321,580	—
Residential – 1 to 4 Family	81	154	1,686	1,921	543,470	545,391	—
Residential – Multifamily	—	—	—	—	49,628	49,628	—
Consumer	62	—	—	62	14,362	14,424	—
Total Loans	$143	$154	$3,065	$3,362	$1,237,795	$1,241,157	$—

Allowance For Loan and Lease Losses (ALLL)
We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolios as of the balance sheet date. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Contingencies (ASC 450) and Receivables (ASC 310).

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Company’s lending activities excluding loans accounted for under fair value. The allowance for loan losses is maintained through charges to the provision for loan losses in the Consolidated Statements of Income as losses are estimated to have occurred. Loans or portions thereof that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

The Company performs periodic reviews of its loan and lease portfolios to identify credit risks and to assess the overall collectability of those portfolios. The Company's allowance for loan losses includes a formula-based component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes performing troubled debt restructurings (“TDRs”) as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

The formula-based component of the allowance evaluates the impairments of pools of the loan and lease portfolio collectively. It incorporates a historical valuation allowance and general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; (ix) the impact of rising interest rates on portfolio risk; and (x) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

The process of determining the level of the allowance for loan and lease losses requires a high degree of estimate and judgment. It is reasonably possible that actual outcomes may differ from our estimates.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2019
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	19,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	6	21	2	—	—	35
Provisions	(36)	102	(184)	524	179	122	(7)	700
Ending Balance at March 31, 2019	$688	$1,796	$1,884	$6,398	$8,098	$743	$203	$19,810

Allowance for loan losses
Individually evaluated for impairment	$13	$80	$34	$190	$294	$—	$—	$611
Collectively evaluated for impairment	675	1,716	1,850	6,208	7,804	743	203	19,199
Ending Balance at March 31, 2019	$688	$1,796	$1,884	$6,398	$8,098	$743	$203	$19,810

Loans
Individually evaluated for impairment	$13	$5,470	$2,338	$11,167	$2,884	$—	$—	$21,872
Collectively evaluated for impairment	35,076	139,584	138,708	328,681	561,354	59,506	13,916	1,276,825
Ending Balance at March 31, 2019	$35,089	$145,054	$141,046	$339,848	$564,238	$59,506	$13,916	$1,298,697

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2018
December 31, 2017	$684	$2,068	$2,017	$4,630	$6,277	$627	$230	16,533
Charge-offs	—	—	—	—	—	—	(17)	(17)
Recoveries	20	—	136	5	4	—	—	165
Provisions	(149)	159	(162)	146	363	21	22	400
Ending Balance at March 31, 2018	$555	$2,227	$1,991	$4,781	$6,644	$648	$235	$17,081

Allowance for loan losses
Individually evaluated for impairment	$16	$132	$55	$248	$15	$—	$—	$466
Collectively evaluated for impairment	539	2,095	1,936	4,533	6,629	648	235	16,615
Ending Balance at March 31, 2018	$555	$2,227	$1,991	$4,781	$6,644	$648	$235	$17,081

Loans
Individually evaluated for impairment	$16	$5,897	$3,699	$12,004	$3,189	$—	$—	$24,805
Collectively evaluated for impairment	30,184	96,459	124,079	261,285	439,616	49,612	15,900	1,017,135
Ending Balance at March 31, 2018	$30,200	$102,356	$127,778	$273,289	$442,805	$49,612	$15,900	$1,041,940

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
The following tables provide further detail on impaired loans and the associated ALLL at March 31, 2019 and December 31, 2018:

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	—	—	—
Residential – 1 to 4 Family	1,507	1,507	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,507	1,507	—
With an allowance recorded:
Commercial and Industrial	13	19	13
Construction	5,470	9,960	80
Real Estate Mortgage:
Commercial – Owner Occupied	2,338	2,338	34
Commercial – Non-owner Occupied	11,167	11,167	190
Residential – 1 to 4 Family	1,377	1,377	294
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,365	24,861	611
Total:
Commercial and Industrial	13	19	13
Construction	5,470	9,960	80
Real Estate Mortgage:
Commercial – Owner Occupied	2,338	2,338	34
Commercial – Non-owner Occupied	11,167	11,167	190
Residential – 1 to 4 Family	2,884	2,884	294
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$21,872	$26,368	$611

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	—	—	—
Residential – 1 to 4 Family	1,131	1,131	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,131	1,131	—
With an allowance recorded:
Commercial and Industrial	14	19	14
Construction	5,589	10,080	69
Real Estate Mortgage:
Commercial – Owner Occupied	2,441	2,441	36
Commercial – Non-owner Occupied	11,299	11,299	192
Residential – 1 to 4 Family	1,383	1,383	299
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,726	25,222	610
Total:
Commercial and Industrial	14	19	14
Construction	5,589	10,080	69
Real Estate Mortgage:
Commercial – Owner Occupied	2,441	2,441	36
Commercial – Non-owner Occupied	11,299	11,299	192
Residential – 1 to 4 Family	2,514	2,514	299
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$21,857	$26,353	$610

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$14	$—	$21	$—
Construction	5,530	45	10,512	48
Real Estate Mortgage:
Commercial – Owner Occupied	2,390	43	3,774	48
Commercial – Non-owner Occupied	11,233	152	12,081	148
Residential – 1 to 4 Family	2,699	10	3,241	14
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$21,866	$250	$29,629	$258

Troubled debt restructuring (TDRs)

We did not have any nonperforming TDR loans at March 31, 2019 and December 31, 2018. We reported performing TDR loans (not reported as non-accrual loans) of $18.4 million and $18.8 million, respectively, at March 31, 2019 and December 31, 2018. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.

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

TDRs are generally included in nonaccrual loans and may return to performing status after a minimum of six consecutive monthly payments under restructured terms and also meeting other performance indicators. We review the financial performance of the borrower over the past year to be reasonably assured of repayment and performance according to the modified terms. This review consists of an analysis of the borrower’s historical results; the borrower’s projected results over the next four quarters; and current financial information of the borrower and any guarantors. The projected repayment source needs to be reliable, verifiable, quantifiable and sustainable. At the time of restructuring, the amount of the loan principal for which we are not reasonably assured of repayment is charged-off, but not forgiven.

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $300,000 and $306,000 in the allowance at March 31, 2019 and December 31, 2018, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2019 and December 31, 2018 is as follows:

At March 31, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$35,076	$—	$13	$—	$35,089
Construction	133,114	4,249	7,691	—	145,054
Real Estate Mortgage:
Commercial – Owner Occupied	141,046	—	—	—	141,046
Commercial – Non-owner Occupied	339,715	—	133	—	339,848
Residential – 1 to 4 Family	561,344	714	2,180	—	564,238
Residential – Multifamily	59,506	—	—	—	59,506
Consumer	13,916	—	—	—	13,916
Total	$1,283,717	$4,963	$10,017	$—	$1,298,697

At December 31, 2018	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$34,626	$—	$14	$—	$34,640
Construction	127,523	4,503	7,851	—	139,877
Real Estate Mortgage:
Commercial – Owner Occupied	135,617	—	—	—	135,617
Commercial – Non-owner Occupied	321,446	—	134	—	321,580
Residential – 1 to 4 Family	542,865	719	1,807	—	545,391
Residential – Multifamily	49,628	—	—	—	49,628
Consumer	14,424	—	—	—	14,424
Total	$1,226,129	$5,222	$9,806	$—	$1,241,157

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.27 billion and $1.18 billion at March 31, 2019 and December 31, 2018. The time deposits greater than $250,000 were $71.5 million and $59.5 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME (LOSS)

The Company's total equity was $161.1 million and $155.0 million at March 31, 2019 and December 31, 2018, respectively.

Common stock dividend: On March 19, 2019, the Company declared a quarterly cash dividend of $0.14 per share to the common shareholders of record as of April 11, 2019 and paid the dividend on April 25, 2019.

Preferred stock dividend: The Company paid cash dividend $10,850 to preferred stock holders during the three months ended March 31, 2019.

Conversion of preferred stock: During the three months ended March 31, 2019, preferred stock holders converted 664 shares of preferred shares into 83,030 shares of common shares.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture.

The changes in accumulated other comprehensive income (loss) consisted of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Investment securities:
Net unrealized gains (losses) arising during the period	$480	$(650)
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized loss during the periods	(119)	157
Change in other comprehensive income	$361	$(493)

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income availiable to the Company	$7,061	$5,760
Less: Dividend on series B preferred stock	1	239
Net income available to common shareholders	7,060	5,521
Basic weighted-average common shares outstanding	10,744,896	8,822,255
Basic earnings per common share	$0.66	$0.63
Diluted earnings per common share
Net income available to common shares	$7,060	$5,521
Add: Dividend on series B preferred stock	1	239
Net income available to diluted common shares	7,061	5,760
Basic weighted-average common shares outstanding	10,744,896	8,822,255
Dilutive potential common shares	167,268	2,085,893
Diluted weighted-average common shares outstanding	10,912,164	10,908,148
Diluted earnings per common share	$0.65	$0.53

All share and per share information as of March 31, 2018 has been adjusted for the 10% stock dividend effective on May 18, 2018.

NOTE 8. FAIR VALUE

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures (Topic 820) of FASB Accounting Standards Codification, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Investments in Available for Sale Securities and Loans Held for Sale:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. For the loans held for sale, the fair value represents the face value of the guaranteed portion of the SBA loans pending settlement. Securities and loans in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities, and SBA loans available for sale.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of March 31, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	30,013	—	30,013
Collateralized mortgage-backed securities	—	54	—	54
Total	$—	$30,567	$—	$30,567
As of December 31, 2018
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	30,721	—	30,721
Collateralized mortgage-backed securities	—	57	—	57
Loans held for sale		419		419
Total	$—	$31,697	$—	$31,697

For the three months ended March 31, 2019, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during three months ended March 31, 2019 and 2018.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2019
Collateral-dependent impaired loans	$—	$—	$7,171	$7,171
OREO	—	—	5,156	5,156
As of December 31, 2018
Collateral-dependent impaired loans	$—	$—	$6,921	$6,921
OREO	—	—	5,124	5,124
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

OREO consists of real estate properties that are recorded at fair value based upon current appraised value, or agreements of sale, less estimated disposition costs using level 3 inputs. Properties are reappraised annually.

Fair Value of Financial Instruments

The Company discloses estimated fair values for its significant financial instruments in accordance with FASB ASC (Topic 825), “Disclosures about Fair Value of Financial Instruments”. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of other financial assets and liabilities are discussed below.

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These instruments include cash and cash equivalents, accrued interest receivable, demand and other non-maturity deposits and accrued interest payable.

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

Loans Receivable: For residential mortgages loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the risk adjusting current interest rates at which similar loans would be made to borrowers with similar credit ratings and same remaining maturities, adjusted for the liquidity discount and underwriting uncertainty.

Restricted stock: Carrying value of Federal Home Loan Bank of New York (“FHLBNY”) and the Atlantic Central Bankers Bank stocks represent the par values of the stocks and is adjusted for impairments if any. The carrying value approximated fair value.

Time deposits: The fair value of time deposits is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowings: The fair values of FHLBNY borrowings, other borrowed funds and subordinated debt are based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for debts with similar credit rating, terms and remaining maturities.

For a further discussion of the Company’s valuation methodologies for financial instruments measured at fair value, see the descriptions in the Company's 2018 Annual Report included in its Annual Report on Form 10-K.

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2019 and December 31, 2018:

March 31, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$188,518	$188,518	188,518	$—	$—
Investment securities AFS	30,567	30,567	—	30,567	—
Investment securities HTM	1,126	1,346	—	1,346	—
Restricted stock	5,858	5,858	—	—	5,858
Loans, net	1,278,887	1,269,821	—	1,248,560	21,261
Accrued interest receivable	5,760	5,760	—	5,760	—

Financial Liabilities:
Non-time deposits	$751,246	$751,246	$—	$751,246	$—
Time deposits	514,062	517,560	—	517,560	—
Borrowings	118,053	115,135	—	115,135	—
Accrued interest payable	1,786	1,786	—	1,786	—

December 31, 2018	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$154,471	$154,471	$154,471	$—	$—
Investment securities AFS	31,278	31,278	—	31,278	—
Investment securities HTM	1,113	1,292	—	1,292	—
Restricted stock	5,858	5,858	—	—	5,858
Loans held for sale	419	419	—	419	—
Loans, net	1,222,082	1,209,223	—	1,187,975	21,248
Accrued interest receivable	5,191	5,191	—	5,191	—

Financial Liabilities:
Non-time deposits	$752,512	$752,512	$—	$752,512	$—
Time deposits	431,361	433,575	—	433,575	$—
Borrowings	118,053	118,965	—	118,965	—
Accrued interest payable	1,390	1,390	—	1,390	$—

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. On March 4, 2019, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 3, 2020. There were no outstanding borrowings on the letter of credit as of March 31, 2019.

We provide banking services to customers that are licensed by the States of New Jersey, Pennsylvania, Maryland or New York to do business in the medical-use cannabis industry as growers, processors and dispensaries. Medical-use cannabis businesses are legal in the States of New Jersey, Pennsylvania, Maryland and New York although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts. We do a deep upfront due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
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
At March 31, 2019 and December 31, 2018, deposit balances from medical-use cannabis customers were approximately $274.2 million and $253.8 million, or 17.6% and 21.4% of total deposits, respectively, with two customers accounting for 40.9% and 65.9% of the total at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, there were cannabis-related loans in the amounts of $2.9 million and $970,000, respectively. We recorded approximately $30,500 and $12,000 of interest income in the three months ended March 31, 2019 and 2018, respectively, related to these loans.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.5%. The Bank made one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At March 31, 2019 and December 31, 2018, the Company and Bank were both considered “well capitalized"

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Capital Compliance
As of March 31, 2019	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$188,542	16.41%	$91,896	8.00%	$120,614	10.50%	$114,871	10.00%
Tier 1 risk-based capital	174,116	15.16%	68,922	6.00%	97,640	8.50%	91,896	8.00%
Tier 1 leverage	174,116	12.01%	58,006	4.00%	58,006	4.00%	72,508	5.00%
Tier 1 common equity	159,027	13.84%	51,692	4.50%	80,409	7.00%	74,666	6.50%
Parke Bank:
Total risk-based capital	$188,231	16.39%	$91,864	8.00%	$120,571	10.50%	$114,830	10.00%
Tier 1 risk-based capital	173,810	15.14%	68,898	6.00%	97,605	8.50%	91,864	8.00%
Tier 1 leverage	173,810	11.99%	57,990	4.00%	57,990	4.00%	72,488	5.00%
Tier 1 common equity	172,257	15.00%	51,673	4.50%	80,381	7.00%	74,639	6.50%

As of December 31, 2018	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$182,316	16.73%	$87,164	8.00%	$107,592	9.88%	$108,954	10.00%
Tier 1 risk-based capital	168,629	15.48%	65,373	6.00%	85,802	7.88%	87,164	8.00%
Tier 1 leverage	168,629	12.15%	55,503	4.00%	55,503	4.00%	69,378	5.00%
Tier 1 common equity	153,020	14.04%	49,029	4.50%	69,458	6.38%	70,820	6.50%
Parke Bank:
Total risk-based capital	$181,760	16.69%	$87,131	8.00%	$107,552	9.88%	$108,913	10.00%
Tier 1 risk-based capital	168,078	15.43%	65,348	6.00%	85,769	7.88%	87,131	8.00%
Tier 1 leverage	168,078	12.10%	55,569	4.00%	55,569	4.00%	69,461	5.00%
Tier 1 common equity	166,639	15.30%	49,011	4.50%	69,432	6.38%	70,794	6.50%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 11. SUBSEQUENT EVENTS

On April 16, 2019, the Company announced that it will increase its quarterly cash dividend to its common shareholders from $0.14 per share to $0.16 per share. The increase will be effective with the July 2019 dividend payment.

Management has evaluated subsequent events after March 31, 2019 through the date the financial statements were issued or are available to be issued and determined that no other subsequent events than the one disclosed above warranted recognition in or disclosure in the interim financial statements.

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

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We focus on small to mid - sized business and retail customers and offer a range of loan products, deposits services, and other financial products through our retail branches and other channels. The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest earning-assets and the interest expense paid on its interest-bearing liabilities. In our operations, we have three major lines of lending: residential real estate mortgage, commercial real estate mortgage, and construction lending. Our interest income is primarily generated from our lending and investment activities. Our deposit products include checking, savings, money market accounts, and certificates of deposit. The majority of our deposit accounts are obtained through our retail banking business, which provides us with low cost funding to grow our lending efforts. The Company also generates income from loan and deposit fees and other non-interest related activities. The Company's non-interest expense primarily consists of employee compensation, administration, and other operating expenses.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. While economic growth has continued and the macroeconomic environment remains positive, there continues to be various economic, political and other risks and uncertainties that could impact the Company’s businesses and future results, particularly changes in the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, and other government policies and actions of regulatory agencies.

At March 31, 2019, we had total assets of $1.56 billion, and total equity of $161.1 million. Net income available to common shareholders for three months ended March 31, 2019 was $7.1 million.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Income: Our net income available to common shareholders for the first quarter of 2019 increased $1.5 million, or 27.9%, to $7.1 million compared to $5.5 million for the same period last year. Earnings per share were $0.66 per basic common share and $0.65 per diluted common share for the first quarter of 2019 compared to $0.63 per basic common share and $0.53 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $4.8 million increase in interest income, partially offset by a $2.4 million increase in interest expense, a $300,000 increase in the provision for loan and lease losses and a $265,000 increase in non-interest expense.

Net Interest Income: Our net interest income increased $2.4 million, or 21.8%, to $13.4 million for the first quarter of 2019 compared to $11.0 million for the first quarter of 2018. Interest income for the first quarter of 2019 increased to $18.4 million, an increase of $4.8 million, or 35.9%, from $13.5 million for the first quarter of 2018. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Interest expense increased to $4.9 million for the three months ended March 31, 2019, from $2.5 million for the three months ended March 31, 2018. The increase was attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.
Provision for loan losses: The provision for loan losses increased $300,000 for the three months ended March 31, 2019 to $700,000 compared to $400,000 for the same period last year. The increase was due primarily to higher average loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.
Non-interest Income: Our non-interest income was $919,000 for the three months ended March 31, 2019, an increase of $53,000 compared to $866,000 for the same period last year. The increase was primarily attributable to an increase in fee income related to the loan and deposit accounts, partially offset by a decrease in gains on the sale of SBA loans. The fee income for the three months ended March 31, 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $312,000 and is included in service fees on deposit accounts in the accompanying consolidated statements of income. We did not record deposit fee income from customers in the medical-use cannabis industry during the three months ended March 31, 2018. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-interest Expense: Our non-interest expense increased $265,000 to $4.2 million for the three months ended March 31, 2019, from $3.9 million for the three months ended March 31, 2018. The increase was primarily due to a $187,000 increase in compensation and benefits and a $50,000 increase in occupancy expense.

Income Tax: Income tax expense was $2.3 million on income before taxes of $9.5 million for the three months ended March 31, 2019, resulting in an effective tax rate of 24.4%, compared to income tax expense of $1.8 million on income before taxes of $7.6 million for the same period of 2018, resulting in an effective tax rate of 24.2%. The increase in income tax expense primarily reflected increased pre-tax income in the first quarter of 2019.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,268,225	$17,441	5.58%	$1,023,851	$13,013	5.15%
Investment securities	38,564	315	3.31%	45,132	349	3.14%
Federal funds sold and interest bearing deposits	104,720	601	2.33%	41,736	146	1.42%
Total interest-earning assets	1,411,509	18,357	5.27%	1,110,719	13,508	4.93%
Other assets	57,474			56,299
Allowance for loan losses	(19,402)			(16,861)
Total assets	$1,449,581			$1,150,157
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	53,608	$76	0.57%	53,912	60	0.45%
Money markets	205,090	1,096	2.17%	152,192	431	1.15%
Savings	125,495	162	0.52%	172,088	226	0.53%
Time deposits	370,733	1,930	2.11%	281,645	872	1.26%
Brokered certificates of deposit	105,984	699	2.67%	90,558	364	1.63%
Total interest-bearing deposits	860,910	3,963	1.87%	750,395	1,953	1.06%
Borrowings	118,475	962	3.29%	118,775	531	1.81%
Total interest-bearing liabilities	979,385	4,925	2.04%	869,170	2,484	1.16%
Non-interest bearing deposits	301,048			136,405
Other liabilities	10,086			6,977
Total non-interest bearing liabilities	311,134			143,382
Equity	159,062			137,605
Total liabilities and shareholders’ equity	$1,449,581			$1,150,157
Net interest income		$13,432			$11,024
Interest rate spread			3.23%			3.77%
Net interest margin			3.86%			4.03%

Financial Condition
General
At March 31, 2019, the Company’s total assets were $1.56 billion, an increase of $90.8 million, or 6.2%, from December 31, 2018. The increase in total assets was primarily attributable to the increase in total loans outstanding, primarily one-to-four-family residential loans and commercial non-owner occupied loans, which increased $18.8 million and $18.3 million to $564.2 million and $339.8 million at March 31, 2019, respectively, compared to the balances at December 31, 2018. Cash and cash equivalents increased $34.0 million compared to the cash balance at December 31, 2018.

Total liabilities were $1.40 billion at March 31, 2019. This represented a $84.6 million, or 6.4%, increase from $1.31 billion at December 31, 2018. The increase in total liabilities was primarily due to an increase in total deposits, which increased $81.4 million, or 6.9%, to $1.27 billion at March 31, 2019 from $1.18 billion at December 31, 2018.
Total equity was $161.1 million and $155.0 million at March 31, 2019 and December 31, 2018, respectively, for an increase of $6.1 million from December 31, 2018.

The following table presents certain key condensed balance sheet data as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Cash and cash equivalents	188,518	154,471
Investment securities	31,693	32,391
Loans held for sale	—	419
Loans, net of unearned income	1,298,697	1,241,157
Allowance for loan losses	(19,810)	(19,075)
Total assets	1,558,165	1,467,398
Total deposits	1,265,308	1,183,873
FHLBNY borrowings	104,650	104,650
Subordinated debt	13,403	13,403
Total liabilities	1,397,050	1,312,402
Total equity	161,115	154,996
Total liabilities and equity	1,558,165	1,467,398

Cash and cash equivalents

Cash and cash equivalents increased $34.0 million to $188.5 million at March 31, 2019 from $154.5 million at December 31, 2018, an increase of 22.0%. The increase was primarily due to the cash received from the increase of deposits.

Investment securities

Total investment securities decreased to $31.7 million at March 31, 2019, from $32.4 million at December 31, 2018, a decrease of $698,000 or 2.2%. The decrease was due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

Loans

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
We originate residential mortgage loans with adjustable and fixed-rates that are secured by1- 4 family and multifamily residential properties. These loans are generally underwritten under terms, conditions and documentation acceptable to the secondary mortgage market. A substantial majority of such loans can be pledged for potential borrowings.
We originate commercial real estate loans that are secured by commercial real estate properties that are owner and non-owner occupied real estate properties. These loans are typically larger in dollar size and are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. The commercial mortgage loans generally have maturities of twenty years, but re-price within five years.
The construction loans we originate provide real estate acquisition, development and construction funds to individuals and real estate developers. The loans are secured by the properties under development. The construction loan funds are disbursed periodically at pre-specified stages of completion.
We also originate commercial and industrial loans, which provide liquidity to businesses in the form of lines of credit and may be secured by accounts receivable, inventory, equipment or other assets. In addition, we have a small consumer loan portfolio providing funds to individual borrowers.

At March 31, 2019, total loan balances net of unearned income, were $1.30 billion, a $57.1 million increase compared to December 31, 2018.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We did not have loans held for sale at March 31, 2019 and had loans available for sale of $419,000 at December 31, 2018.

Loans receivable: Loans receivable increased to $1.30 billion at March 31, 2019 from $1.24 billion at December 31, 2018. The increase was primarily due to loan growth from the residential 1 - 4 family mortgage and commercial non-owner occupied loan portfolios. Loans receivable, excluding loans held for sale, as of March 31, 2019 and December 31, 2018, consisted of the following:

	March 31, 2019		December 31, 2018
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$35,089	2.7%	$34,640	2.8%
Construction	145,054	11.2%	139,877	11.3%
Real Estate Mortgage:
Commercial – Owner Occupied	141,046	10.8%	135,617	10.9%
Commercial – Non-owner Occupied	339,848	26.2%	321,580	25.9%
Residential – 1 to 4 Family	564,238	43.4%	545,391	43.9%
Residential – Multifamily	59,506	4.6%	49,628	4.0%
Consumer	13,916	1.1%	14,424	1.2%
Total Loans	$1,298,697	100.00%	$1,241,157	100.00%

Deposits

At March 31, 2019, the Bank’s total deposits increased to $1.27 billion from $1.18 billion at December 31, 2018, an increase of $81.4 million, or 6.9%. The increase in deposits was primarily related to the increase in non-interest bearing deposits and the time deposits.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Noninterest-bearing	$375,326	$360,329
Interest-bearing
Checking	58,279	52,721
Savings	121,665	131,127
Money market	195,976	208,335
Time deposits	514,062	431,361

Total deposits	$1,265,308	$1,183,873

Borrowings

Total borrowings were $118.1 million at March 31, 2019, unchanged from December 31, 2018.

Equity

Total equity increased to $161.1 million at March 31, 2019 from $155.0 million at December 31, 2018, an increase of $6.1 million, or 3.9%, primarily due to the retention of earnings from the period.

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

We have established credit monitoring and tracking system and closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. The system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, TDR, nonperforming loans and potential problems loans.

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

Allowance for Loan and Lease Losses:

We maintain the allowance for loan and lease losses at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. Refer to the Note 4 - Loans and Allowance for Loan and Lease Losses in the notes to the unaudited consolidated financial statements for further discussion on management's methodology for estimating the allowance for loan losses.
At March 31, 2019, the allowance for loan losses was $19.8 million, as compared to $19.1 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.53% and 1.54% at March 31, 2019 and December 31, 2018, respectively. The ratio of the allowance for loan losses to non-performing assets decreased to 230.5% at March 31, 2019, compared to 232.9% at December 31, 2018. During the three-month period ended March 31, 2019, the Company did not charge off any loans, and recovered $35,000, compared to $17,000 charged off in the three months ended March 31, 2018, and $165,000 in recoveries. Specific allowances for loan losses have been established in the amount of $611,000 at March 31, 2019, as compared to $610,000 on impaired loans at December 31, 2018. We have established reserves for all losses that we believe are both probable and reasonably estimable at March 31, 2019 and December 31, 2018. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the period	$19,075	$16,533
Charge-offs:
Commercial and Industrial	—	—
Construction:	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	(17)
Total charge - offs	—	(17)

Recoveries:
Commercial and Industrial	6	20
Construction:	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	6	136
Commercial – Non-owner Occupied	21	5
Residential – 1 to 4 Family	2	4
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	35	165

Net recoveries (charge-offs)	35	148
Provisions for loan and lease losses	700	400
Balance at the end of the period	$19,810	$17,081

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
Delinquent loans totaled $8.4 million, or 0.6% of total loans at March 31, 2019, an increase of $5.0 million from December 31, 2018. At March 31, 2019, loans 30 to 89 days delinquent totaled $4.9 million, an increase of $4.6 million from December 31, 2018. The increase in loans 30 to 89 days delinquent was primarily related to loan relationships with two customers. The owner and non-owner occupied commercial real estate loans of 30 to 89 days delinquent increased $3.0 million and $1.9 million, respectively. Loans delinquent 90 days or more and not accruing interest totaled $3.4 million or 0.3% of total loans at March 31, 2019, an increase of $375,000 from $3.1 million, or 0.2% of total loans at December 31, 2018. The two largest nonperforming loan relationships as of March 31, 2019 were a $1.4 million construction loan and a $427,000 residential one-to-four-family loan.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at March 31, 2019

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$13	$—	35,076	$35,089	0.04%
Construction	—	—	1,365	—	143,689	145,054	0.94%
Real Estate Mortgage:
Commercial – Owner Occupied	2,996	—	—	—	138,050	141,046	—%
Commercial – Non-owner Occupied	1,936	—	—	—	337,912	339,848	—%
Residential – 1 to 4 Family		—	2,062	—	562,176	564,238	0.37%
Residential – Multifamily	—	—	—	—	59,506	59,506	—%
Consumer	—	—	—	—	13,916	13,916	—%
Total Loans	$4,932	$—	$3,440	$—	$1,290,325	$1,298,697	0.26%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At March 31, 2019 and December 31, 2018, we had $21.9 million of loans deemed impaired. Impaired loans at March 31, 2019 included $18.4 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We did not have any nonperforming TDR loans at March 31, 2019 and December 31, 2018. We reported performing TDR loans (not reported as non-accrual loans) of $18.4 million and $18.8 million, respectively, at March 31, 2019 and December 31, 2018. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the year ended March 31, 2019 and the year ended December 31, 2018, respectively.

Other Real Estate Owned (OREO)

OREO at March 31, 2019 was $5.2 million, compared to $6.8 million at March 31, 2018 with the largest property being a condominium development valued at $1.5 million.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,124	$7,248
Real estate acquired in settlement of loans	45	290
Sales of OREO, net	(13)	(700)
Balance at end of period	$5,156	$6,838

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2019, our cash position was $188.5 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of March 31, 2019, the Company had lines of credit with the FHLBNY of $335.1 million, of which $104.7 million was outstanding at March 31, 2019. We also have an unsecured short term borrowing facility with the Atlantic Community Bankers Bank ("ACBB") for the purchase of federal funds for an amount $10.0 million. At March 31, 2019, there was no outstanding balances under the borrowing facility.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At March 31, 2019, the Company's investment securities portfolio classified as available for sale was $30.6 million.

We had outstanding loan commitments of $164.5 million at March 31, 2019. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2019 and 2018.

Operating cash flows were $10.6 million in the three month ended March 31, 2019, compared to $6.6 million for the same period in the prior year. The increase in operating cash flow was primarily due to higher net income and increase in accounts payable.
Cash used for investing was $56.5 million in the three months ended March 31, 2019, compared to $26.7 million in the prior year period. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.
Cash from financing was $80.0 million in the three months ended March 31, 2019, compared to cash from financing of $24.7 million in the same period of last year. The current year included $81.4 million of cash inflows from deposits partially offset by $1.5 million of dividend payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other meanings to manage our capital. Total equity increased $6.1 million from December 31, 2018, predominantly from the Company’s net income of $7.1 million from the period, net of common and preferred stock dividends of $1.5 million.
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

Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2019, the Bank and the Company were both considered “well capitalized,”
The following table presents the regulatory capital and ratios of the Company and the Bank at March 31, 2019:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Total risk-based capital	$188,542	16.41%	$188,231	16.39%
Tier 1 risk-based capital	174,116	15.16%	173,810	15.14%
Tier 1 leverage	174,116	12.01%	173,810	11.99%
Tier 1 common equity	159,027	13.84%	172,257	15.00%

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At March 31, 2019 and December 31, 2018, used commitments to extend credit amounted to approximately $201.4 million and $180.0 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the March 31, 2019 and December 31, 2018, standby letters of credit with customers were $20.0 million and $19.3 million, respectively.
We also have an unsecured short term borrowing facility with the ACBB for the purchase of federal funds for an amount $10.0 million. At March 31, 2019, there was no outstanding balances under the borrowing facility.

We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2019, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.
Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Allowance for Loan and Lease Losses: The Company’s accounting policies are more fully described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Company's 2018 Annual Report. As disclosed in the Note 1, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Fair Value Estimates: ASC 820 - Fair Value Measurements defines fair value as a market-based measurement and is the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We classify fair value measurements of financial instruments based on the three-level fair value hierarchy in the accounting standards. We are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The fair values of assets may include using estimates, assumptions, and judgments. Valuations of assets or liabilities using techniques non quoted market price are sensitive to assumptions used for the significant inputs. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors, assumptions, or estimates used for estimating fair values could materially impact our future financial condition and results of operations.

The majority of our assets recorded at fair value are included in the securities available for sale portfolio. The fair values of our available for sale securities are provided by independent third-party valuation services. We also have a small portfolio of SBA loans recorded at fair value which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned (OREO) is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 8. Fair Value in the Notes to the unaudited consolidated financial statements for further information.
Income Taxes: In the normal course of business, we and our subsidiaries enter into transactions for which the tax treatment is unclear or subject to varying interpretations. We evaluate and assess the relative risks and merits of the tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, and other information, and maintain tax accruals consistent with our evaluation of these relative risks and merits. The result of our evaluation and assessment is by its nature an estimate.

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Current Expected Credit Losses: In June 2016, the Financial Accounting Standards Board adopted a new accounting standard that will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchase of our common stocks during the three months ended March 31, 2019.

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

PARKE BANCORP, INC.

Date:	May 9, 2019	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2019	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)