Form 10-Q
period 2019-06-30
PARKE BANCORP, INC.
filed 2019-08-08
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019.
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	PKBK	The Nasdaq Stock Market, LLC

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

Yes [  ]                No [X]

As of August 1, 2019, there were 10,770,960 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$7,210	$5,915
Federal funds sold and other interest bearing deposits with banks	160,583	148,556
Cash and cash equivalents	167,793	154,471
Investment securities available for sale, at fair value	29,441	31,278
Investment securities held to maturity (fair value of $1,385 at June 30, 2019 and $1,292 at December 31, 2018)	1,139	1,113
Total investment securities	30,580	32,391
Loans held for sale	823	419
Loans, net of unearned income	1,309,139	1,241,157
Less: Allowance for loan losses	(20,290)	(19,075)
Net loans	1,288,849	1,222,082
Accrued interest receivable	5,258	5,191
Premises and equipment, net	6,832	6,783
Other real estate owned (OREO)	4,236	5,124
Restricted stock, at cost	6,090	5,858
Bank owned life insurance (BOLI)	26,106	25,809
Deferred tax asset	6,321	6,511
Other assets	6,906	2,759
Total Assets	$1,549,794	$1,467,398
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$341,179	$360,329
Interest-bearing deposits	908,408	823,544
Total deposits	1,249,587	1,183,873
FHLBNY borrowings	104,650	104,650
Subordinated debentures	13,403	13,403
Accrued interest payable	1,792	1,390
Other liabilities	13,107	9,086
Total liabilities	1,382,539	1,312,402
Equity
Preferred stock,1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 550 shares and 1,224 shares outstanding at June 30, 2019 and December 31, 2018, respectively	550	1,224
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 11,049,230 shares at June 30, 2019 and 10,953,081 shares at December 31, 2018	1,105	1,095
Additional paid-in capital	113,613	112,807
Retained earnings	53,362	42,079
Accumulated other comprehensive loss	(54)	(633)
Treasury stock, 284,522 shares at June 30, 2019 and December 31, 2018, at cost	(3,015)	(3,015)
Total shareholders’ equity	165,561	153,557
Noncontrolling interest in consolidated subsidiaries	1,694	1,439
Total equity	167,255	154,996
Total liabilities and equity	$1,549,794	$1,467,398
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$18,523	$14,243	$35,964	$27,256
Interest and dividends on investments	290	332	605	681
Interests on federal funds sold and deposits with banks	1,011	308	1,612	453
Total interest income	19,824	14,883	38,181	28,390
Interest expense:
Interest on deposits	4,520	2,620	8,483	4,573
Interest on borrowings	1,013	665	1,975	1,196
Total interest expense	5,533	3,285	10,458	5,769
Net interest income	14,291	11,598	27,723	22,621
Provision for loan losses	450	200	1,150	600
Net interest income after provision for loan losses	13,841	11,398	26,573	22,021
Noninterest income:
Gain on sale of SBA loans	—	36	40	214
Loan fees	285	409	476	560
Bank owned life insurance income	150	153	297	303
Service fees on deposit accounts	487	399	868	685
Loss on sale and valuation adjustments of OREO	(343)	(509)	(343)	(509)
Other	187	158	347	260
Total noninterest income	766	646	1,685	1,513
Noninterest expense:
Compensation and benefits	2,319	1,953	4,460	3,907
Professional services	521	418	912	792
Occupancy and equipment	473	419	944	840
Data processing	250	194	468	391
FDIC insurance and other assessments	34	92	61	169
OREO expense	117	165	192	334
Other operating expense	803	753	1,640	1,456
Total noninterest expense	4,517	3,994	8,677	7,889
Income before income tax expense	10,090	8,050	19,581	15,645
Income tax expense	2,481	1,923	4,797	3,758
Net income attributable to Company and noncontrolling interest	7,609	6,127	14,784	11,887
Less: Net income attributable to noncontrolling interest	(141)	(16)	(255)	(16)
Net income attributable to Company	7,468	6,111	14,529	11,871
Preferred stock dividend and discount accretion	8	168	9	407
Net income available to common shareholders	$7,460	$5,943	$14,520	$11,464
Earnings per common share:
Basic	$0.69	$0.66	$1.35	$1.28
Diluted	$0.68	$0.56	$1.33	$1.09
Weighted average shares outstanding:
Basic	10,761,253	9,044,159	10,753,120	8,933,820
Diluted	10,918,872	10,909,130	10,915,533	10,909,294
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	( Dollars in thousands)
Net income	$7,609	$6,127	$14,784	$11,887
Unrealized gains on investment securities, net of reclassification into income:
Unrealized gains (losses) on non-OTTI securities	289	(194)	769	(844)
Tax impact on unrealized gain (loss)	(71)	47	(190)	204
Reclassification of prior tax effects	—	(27)	—	(27)
Total unrealized gains (losses) on investment securities	218	(174)	579	(667)
Comprehensive income	$7,827	$5,953	$15,363	$11,220
Less: Comprehensive income attributable to noncontrolling interests	141	16	255	16
Comprehensive income attributable to the Company	$7,686	$5,937	$15,108	$11,204
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, March 31, 2019	$560	11,044,485	$1,104	$113,561	$47,624	$(272)	$(3,015)	$159,562	$1,553	$161,115
Net income	—	—	—	—	7,468	—	—	7,468	141	7,609
Common stock options exercised	—	3,495	—	—	—	—	—	—	—	—
Preferred stock shares conversion	(10)	1,250	1	10	—	—	—	1	—	1
Other comprehensive income	—	—	—	—	—	218	—	218	—	218
Stock compensation expense	—	—	—	42	—	—	—	42	—	42
Dividend on preferred stock	—	—	—	—	(8)	—	—	(8)	—	(8)
Dividend on common stock	—	—	—	—	(1,722)	—	—	(1,722)	—	(1,722)
Balance, June 30, 2019	$550	11,049,230	$1,105	$113,613	$53,362	$(54)	$(3,015)	$165,561	$1,694	$167,255

Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Net income	—	—	—	—	14,529	—	—	14,529	255	14,784
Common stock options exercised		11,869	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(674)	84,280	9	665	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	579	—	579	—	579
Stock compensation expense	—	—	—	94	—	—	—	94	—	94
Dividend on preferred stock	—	—	—	—	(9)	—	—	(9)	—	(9)
Dividend on common stock	—	—	—	—	(3,237)	—	—	(3,237)	—	(3,237)
Balance, June 30, 2019	$550	11,049,230	$1,105	$113,613	$53,362	$(54)	$(3,015)	$165,561	$1,694	$167,255
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, March 31 , 2018	$15,946	8,308,924	$831	$82,029	$43,743	$(623)	$(3,015)	$138,911	$—	$138,911
Retained earnings adjustment for stranded tax effects	—	—	—	—	27	—	—	27	—	27
Capital activity by non-controlling interest	—	—	—	—	—	—	—	—	1,225	1,225
Net income	—	—	—	—	6,111	—	—	6,111	16	6,127
Common stock options exercised	—	820	1	—	—	—	—	1	—	1
Preferred stock shares conversion	(6,751)	844,182	84	6,667	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(174)	—	(174)	—	(174)
Stock compensation expense	—	—	—	17	—	—	—	17	—	17
Stock dividend	—	802,284	80	16,153	(16,236)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(168)	—	—	(168)	—	(168)
Dividend on common stock	—	—	—	—	(1,321)	—	—	(1,321)	—	(1,321)
Balance, June 30, 2018	$9,195	9,956,210	$996	$104,866	$32,156	$(797)	$(3,015)	$143,401	$1,241	$144,642

Balance, December 31, 2017	$15,971	8,301,497	$830	$81,940	$39,184	$(130)	$(3,015)	$134,780	$—	$134,780
Retained earnings adjustment for stranded tax effects	—	—	—	—	27	—	—	27	—	27
Capital activity by non-controlling interest	—	—	—	—	—	—	—	—	1,225	1,225
Net income	—	—	—	—	11,871	—	—	11,871	16	11,887
Common stock options exercised	—	5,406	1	40	—	—	—	41	—	41
Preferred stock shares conversion	(6,776)	847,023	85	6,692	—	—	—	1	—	1
Other comprehensive income	—	—	—	—	—	(667)	—	(667)	—	(667)
Stock compensation expense	—	—	—	41	—	—	—	41	—	41
Stock dividend	—	802,284	80	16,153	(16,236)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(407)	—	—	(407)	—	(407)
Dividend on common stock	—	—	—	—	(2,283)	—	—	(2,283)	—	(2,283)
Balance, June 30, 2018	$9,195	9,956,210	$996	$104,866	$32,156	$(797)	$(3,015)	$143,401	$1,241	$144,642
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$14,784	$11,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	185
Provision for loan losses	1,150	600
Increase in value of bank-owned life insurance	(297)	(303)
Gain on sale of SBA loans	(40)	(214)
SBA loans originated for sale	(823)	(3,075)
Proceeds from sale of SBA loans originated for sale	459	2,991
Net loss on sale and valuation adjustments of OREO	343	509
Net accretion of purchase premiums and discounts on securities	15	27
Stock based compensation	94	41
Net changes in:
Decrease in accrued interest receivable and other assets	(1,429)	(897)
Increase in accrued interest payable and other accrued liabilities	1,432	523
Net cash provided by operating activities	15,890	12,274
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	2,565	2,862
Repayments and maturities of investment securities held to maturity	—	1,205
Net increase in loans	(67,962)	(90,443)
Purchases of bank premises and equipment	(251)	(124)
Proceeds from sale of OREO, net	590	1,638
Redemption (purchase) of restricted stock	(232)	314
Net cash used in investing activities	(65,290)	(84,548)
Cash Flows from Financing Activities:
Cash dividends	(3,028)	(2,407)
Proceeds from exercise of stock options	48	41
Net decrease in FHLBNY and short-term borrowings	—	1,225
Net increase in noninterest-bearing deposits	(19,150)	(10,000)
Net increase in interest-bearing deposits	84,864	86,313
Other	(12)	65,200
Net cash provided by financing activities	62,722	140,372
Net increase in cash and cash equivalents	13,322	68,098
Cash and cash equivalents at beginning of period	154,471	42,113
Cash and cash equivalents at end of period	$167,793	$110,211

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,056	$5,384
Income taxes paid	$5,404	$3,354

Non-cash Investing and Financing Items
Loans transferred to OREO	$45	$1,057
Establishment of lease liability and right-of-use asset	$2,785	$—
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying interim financial statements for the three and six months ended June 30, 2019 and 2018 are unaudited. The balance sheet as of December 31, 2018, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements:

During June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326) - Targeted Transition Relief, which provides entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. The fair value option election does not apply to held-to-maturity debt securities. The guidance of the Financial Instruments-Credit Losses is scheduled to be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. However, in July 2019, FASB voted to recommend delaying implementation of CECL for smaller reporting entities (SRCs), private companies, non profit organizations, and employee benefit plans to the fiscal year beginning after December 15, 2022.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the guidance in the first quarter of 2019 under the modified retrospective transition approach. The Company initially recognized right-of-use assets of $1.3 million and lease liabilities of $1.3 million under the operating leases for the lease contracts of its three retail branch locations and initially recognized a right-of-use asset of $1.4 million and a lease liability of $1.4 million under the finance lease for its land lease contract of a retail branch location that has a 86-year remaining terms.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2019 and December 31, 2018:

As of June 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	28,953	219	281	28,891
Collateralized mortgage obligations	49	1	—	50
Total available for sale	$29,502	$220	$281	$29,441

Held to maturity:
States and political subdivisions	$1,139	$246	$—	$1,385

As of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	31,553	74	906	30,721
Collateralized mortgage obligations	56	1	—	57
Total available for sale	$32,109	$75	$906	$31,278

Held to maturity:
States and political subdivisions	$1,113	$179	$—	$1,292

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2019 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	211	203
Due after five years through ten years	13,237	13,265
Due after ten years	16,054	15,973
Total available for sale	$29,502	$29,441

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,139	1,385
Due after ten years	—	—
Total held to maturity	$1,139	$1,385

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2019. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

As of June 30, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$—	$—	$13,543	$281	$13,543	$281
Total available for sale	$—	$—	$13,543	$281	$13,543	$281

As of December 31, 2018	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$12,665	$257	$14,527	$649	$27,192	$906
Total available for sale	$12,665	$257	$14,527	$649	$27,192	$906

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

The Company’s unrealized loss for the debt securities is comprised of 9 securities in the 12 months or greater loss position at June 30, 2019, and 5 securities in the less than 12 months loss position and 9 securities in the 12 months or greater loss position at December 31, 2018. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at June 30, 2019.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2019 and December 31, 2018, the Company had $1.31 billion and $1.24 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net reduction of $272,000 and $105,000 at June 30, 2019 and December 31, 2018, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. The loans held for sale were $823,000 and $419,000 at June 30, 2019 and December 31, 2018, respectively. The portfolios of loans receivable at June 30, 2019 and December 31, 2018, consist of the following:

	June 30, 2019	December 31, 2018
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$36,014	$34,640
Construction	199,892	139,877
Real Estate Mortgage:
Commercial – Owner Occupied	135,494	135,617
Commercial – Non-owner Occupied	288,727	321,580
Residential – 1 to 4 Family	575,975	545,391
Residential – Multifamily	59,611	49,628
Consumer	13,426	14,424
Total Loans	$1,309,139	$1,241,157

An age analysis of past due loans by class at June 30, 2019 and December 31, 2018 is as follows:

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$13	$13	$36,001	$36,014	$—
Construction	—	—	1,365	1,365	198,527	199,892	—
Real Estate Mortgage:
Commercial – Owner Occupied	171	—	2,996	3,167	132,327	135,494	—
Commercial – Non-owner Occupied	—	—	1,937	1,937	286,790	288,727	—
Residential – 1 to 4 Family	20	127	2,118	2,385	573,590	575,975	120
Residential – Multifamily	—	—	—	—	59,611	59,611	—
Consumer	—	—	—	—	13,426	13,426	—
Total Loans	$191	$127	$8,429	$8,867	$1,300,272	$1,309,139	$120

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$14	$14	$34,626	$34,640	$—
Construction	—	—	1,365	1,365	138,512	139,877	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	135,617	135,617	—
Commercial – Non-owner Occupied	—	—	—	—	321,580	321,580	—
Residential – 1 to 4 Family	81	154	1,686	1,921	543,470	545,391	—
Residential – Multifamily	—	—	—	—	49,628	49,628	—
Consumer	62	—	—	62	14,362	14,424	—
Total Loans	$143	$154	$3,065	$3,362	$1,237,795	$1,241,157	$—

Allowance For Loan and Lease Losses (ALLL)
We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolio as of the balance sheet date. We establish our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Contingencies (ASC 450) and Receivables (ASC 310).

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2019
March 31, 2019	$688	$1,796	$1,884	$6,398	$8,098	$743	$203	19,810
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	6	7	12	1	—	—	30
Provisions	1	725	(145)	(506)	381	1	(7)	450
Ending Balance at June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290

Six months ended June 30, 2019
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	19,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	10	6	13	33	3	—	—	65
Provisions	(35)	827	(329)	18	560	123	(14)	1,150
Ending Balance at June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290

Allowance for loan losses
Individually evaluated for impairment	$13	$107	$34	$188	$458	$—	$—	$800
Collectively evaluated for impairment	680	2,420	1,712	5,716	8,022	744	196	19,490
Ending Balance at June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290

Loans
Individually evaluated for impairment	$13	$5,350	$5,282	$12,976	$2,649	$—	$—	$26,270
Collectively evaluated for impairment	36,001	194,542	130,212	275,751	573,326	59,611	13,426	1,282,869
Ending Balance at June 30, 2019	$36,014	$199,892	$135,494	$288,727	$575,975	$59,611	$13,426	$1,309,139

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2018
March 31, 2018	$555	$2,227	$1,991	$4,781	$6,644	$648	$235	17,081
Charge-offs	—	(27)	—	(49)	—	—	(1)	(77)
Recoveries	10	—	5	50	4	—	—	69
Provisions	(26)	(202)	(35)	478	18	(29)	(4)	200
Ending Balance at June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	$17,273

Six months ended June 30, 2018
December 31, 2017	$684	$2,068	$2,017	$4,630	$6,277	$627	$230	16,533
Charge-offs	—	(27)	—	(49)	—	—	(18)	(94)
Recoveries	30	—	141	55	8	—	—	234
Provisions	(175)	(43)	(197)	624	381	(8)	18	600
Ending Balance at June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	$17,273

Allowance for loan losses
Individually evaluated for impairment	$15	$73	$51	$196	$14	$—	$—	$349
Collectively evaluated for impairment	524	1,925	1,910	5,064	6,652	619	230	16,924
Ending Balance at June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	$17,273

Loans
Individually evaluated for impairment	$15	$5,780	$3,609	$11,829	$2,310	$—	$—	$23,543
Collectively evaluated for impairment	27,818	124,603	126,704	260,448	473,392	49,349	15,386	1,077,700
Ending Balance at June 30, 2018	$27,833	$130,383	$130,313	$272,277	$475,702	$49,349	$15,386	$1,101,243

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

The following tables provide further detail on impaired loans and the associated ALLL at June 30, 2019 and December 31, 2018:

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,996	2,996	—
Commercial – Non-owner Occupied	1,936	1,936	—
Residential – 1 to 4 Family	945	945	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,877	5,877	—
With an allowance recorded:
Commercial and Industrial	13	19	13
Construction	5,350	9,840	107
Real Estate Mortgage:
Commercial – Owner Occupied	2,286	2,286	34
Commercial – Non-owner Occupied	11,040	11,040	188
Residential – 1 to 4 Family	1,704	1,704	458
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,393	24,889	800
Total:
Commercial and Industrial	13	19	13
Construction	5,350	9,840	107
Real Estate Mortgage:
Commercial – Owner Occupied	5,282	5,282	34
Commercial – Non-owner Occupied	12,976	12,976	188
Residential – 1 to 4 Family	2,649	2,649	458
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$26,270	$30,766	$800

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	—	—	—
Residential – 1 to 4 Family	1,131	1,131	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,131	1,131	—
With an allowance recorded:
Commercial and Industrial	14	19	14
Construction	5,589	10,080	69
Real Estate Mortgage:
Commercial – Owner Occupied	2,441	2,441	36
Commercial – Non-owner Occupied	11,299	11,299	192
Residential – 1 to 4 Family	1,383	1,383	299
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,726	25,222	610
Total:
Commercial and Industrial	14	19	14
Construction	5,589	10,080	69
Real Estate Mortgage:
Commercial – Owner Occupied	2,441	2,441	36
Commercial – Non-owner Occupied	11,299	11,299	192
Residential – 1 to 4 Family	2,514	2,514	299
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$21,857	$26,353	$610

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$13	$1	$16	$1
Construction	5,410	44	5,839	49
Real Estate Mortgage:
Commercial – Owner Occupied	3,810	23	3,654	48
Commercial – Non-owner Occupied	12,072	177	11,917	148
Residential – 1 to 4 Family	2,767	3	2,750	13
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$24,072	$248	$24,176	$259

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$13	$1	$16	$1
Construction	5,470	89	5,876	97
Real Estate Mortgage:
Commercial – Owner Occupied	3,354	66	3,699	96
Commercial – Non-owner Occupied	11,814	329	12,078	296
Residential – 1 to 4 Family	2,682	13	2,903	27
Residential – Multifamily	—	—	—	—
Consumer	—	—	27	—
Total	$23,333	$498	$24,599	$517

Troubled debt restructurings (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $17.8 million and $18.8 million, respectively, at June 30, 2019 and December 31, 2018. We did not have any nonperforming TDR loans at December 31, 2018. We had one nonperforming TDR loan at June 30, 2019 in the amount of $286,000. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the performing TDR loans, we had specific reserves of $290,000 and $306,000 in the allowance at June 30, 2019 and December 31, 2018, respectively. We had no nonperforming TDR loans at December 31, 2018 and had specific reserves of $25,500 for nonperforming TDR at June 30, 2019. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

5.
Other Assets Especially Mentioned (OAEM): Borrower's financial condition is such that assets in this category have a potential weakness or pose unwarranted financial risk to the Bank even though the asset value is not currently impaired. The asset does not currently warrant adverse classification but if not corrected could weaken and could create future increased risk exposure. Includes loans that require an increased degree of monitoring or servicing as a result of internal or external changes.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2019 and December 31, 2018 is as follows:

At June 30, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$36,001	$—	$13	$—	$36,014
Construction	188,047	4,214	7,631	—	199,892
Real Estate Mortgage:
Commercial – Owner Occupied	132,498	—	2,996	—	135,494
Commercial – Non-owner Occupied	286,589	—	2,138	—	288,727
Residential – 1 to 4 Family	572,807	935	2,233	—	575,975
Residential – Multifamily	59,611	—	—	—	59,611
Consumer	13,426	—	—	—	13,426
Total	$1,288,979	$5,149	$15,011	$—	$1,309,139

At December 31, 2018	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$34,626	$—	$14	$—	$34,640
Construction	127,523	4,503	7,851	—	139,877
Real Estate Mortgage:
Commercial – Owner Occupied	135,617	—	—	—	135,617
Commercial – Non-owner Occupied	321,446	—	134	—	321,580
Residential – 1 to 4 Family	542,865	719	1,807	—	545,391
Residential – Multifamily	49,628	—	—	—	49,628
Consumer	14,424	—	—	—	14,424
Total	$1,226,129	$5,222	$9,806	$—	$1,241,157

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.25 billion and $1.18 billion at June 30, 2019 and December 31, 2018, respectively. The time deposits greater than $250,000 were $81.8 million and $59.5 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME (LOSS)

The Company's total equity was $167.3 million and $155.0 million at June 30, 2019 and December 31, 2018, respectively.

Common stock dividend: On June 25, 2019, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 12, 2019 and paid the dividend on July 26, 2019. On March 19, 2019, the Company declared a quarterly cash dividend of $0.14 per share to the common shareholders of record as of April 11, 2019 and paid the dividend on April 25, 2019. The Company also paid a cash dividend $1.5 million on the common stock on January 25, 2019 which had been declared in the fourth quarter of 2018.

Preferred stock dividend: The Company paid cash dividends in the aggregate amount of $19,250 to preferred stock holders during the six months ended June 30, 2019.

Conversion of preferred stock: During the six months ended June 30, 2019, preferred stockholders converted 674 shares of preferred shares into 84,280 shares of common stock.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture.

The changes in accumulated other comprehensive income (loss) consisted of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Investment securities:
Net unrealized gains (losses) arising during the period	$289	$(194)
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized gains (losses) during the periods	(71)	47
Reclassification of prior tax effects	—	(27)
Change in other comprehensive income	$218	$(174)

	For the six months ended June 30,
	2019	2018
	(Dollars in thousands)
Investment securities:
Net unrealized gains (losses) arising during the period	$769	$(844)
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized loss during the periods	(190)	204
Reclassification of prior tax effects	—	(27)
Change in other comprehensive income	$579	$(667)

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income availiable to the Company	$7,468	$6,111	$14,529	$11,871
Less: Dividend on series B preferred stock	8	168	9	407
Net income available to common shareholders	7,460	5,943	14,520	11,464
Basic weighted-average common shares outstanding	10,761,253	9,044,159	10,753,120	8,933,820
Basic earnings per common share	$0.69	$0.66	$1.35	$1.28
Diluted earnings per common share
Net income available to common shares	$7,460	$5,943	$14,520	$11,464
Add: Dividend on series B preferred stock	8	168	9	407
Net income available to diluted common shares	7,468	6,111	14,529	11,871
Basic weighted-average common shares outstanding	10,761,253	9,044,159	10,753,120	8,933,820
Dilutive potential common shares	157,619	1,864,971	162,413	1,975,474
Diluted weighted-average common shares outstanding	10,918,872	10,909,130	10,915,533	10,909,294
Diluted earnings per common share	$0.68	$0.56	$1.33	$1.09

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of June 30, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	28,891	—	28,891
Collateralized mortgage-backed securities	—	50	—	50
Loans held for sale	—	823	—	823
Total	$—	$30,264	$—	$30,264
As of December 31, 2018
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	30,721	—	30,721
Collateralized mortgage-backed securities	—	57	—	57
Loans held for sale		419		419
Total	$—	$31,697	$—	$31,697

For the six months ended June 30, 2019, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2019 and 2018.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2019
Collateral-dependent impaired loans	$—	$—	$11,842	$11,842
OREO	—	—	4,236	4,236
As of December 31, 2018
Collateral-dependent impaired loans	$—	$—	$6,921	$6,921
OREO	—	—	5,124	5,124
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

Restricted stock: Carrying values of Federal Home Loan Bank of New York (“FHLBNY”) and the Atlantic Central Bankers Bank stocks represent the par values of the stocks and is adjusted for impairments if any. The carrying value approximated fair value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2019 and December 31, 2018:

June 30, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$167,793	$167,793	167,793	$—	$—
Investment securities AFS	29,441	29,441	—	29,441	—
Investment securities HTM	1,139	1,385	—	1,385	—
Restricted stock	6,090	6,090	—	—	6,090
Loans, net	1,288,849	1,286,761	—	1,261,292	25,469
Accrued interest receivable	5,258	5,258	—	5,258	—

Financial Liabilities:
Non-time deposits	$707,144	$707,144	$—	$707,144	$—
Time deposits	542,443	546,815	—	546,815	—
Borrowings	118,053	118,711	—	118,711	—
Accrued interest payable	1,792	1,792	—	1,792	—

December 31, 2018	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$154,471	$154,471	$154,471	$—	$—
Investment securities AFS	31,278	31,278	—	31,278	—
Investment securities HTM	1,113	1,292	—	1,292	—
Restricted stock	5,858	5,858	—	—	5,858
Loans held for sale	419	419	—	419	—
Loans, net	1,222,082	1,209,223	—	1,187,975	21,248
Accrued interest receivable	5,191	5,191	—	5,191	—

Financial Liabilities:
Non-time deposits	$752,512	$752,512	$—	$752,512	$—
Time deposits	431,361	433,575	—	433,575	$—
Borrowings	118,053	118,965	—	118,965	—
Accrued interest payable	1,390	1,390	—	1,390	$—

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. On March 4, 2019, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 3, 2020. There were no outstanding borrowings on the letter of credit as of June 30, 2019.

We provide banking services to customers that are licensed by the States of New Jersey, Pennsylvania, Maryland and New York to do business in the medical-use cannabis industry as growers, processors and dispensaries. Medical-use cannabis businesses are legal in the States of New Jersey, Pennsylvania, Maryland and New York although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts. We do a deep upfront due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
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
At June 30, 2019 and December 31, 2018, deposit balances from medical-use cannabis customers were approximately $227.3 million and $253.8 million, or 18.2% and 21.4% of total deposits, respectively, with two customers accounting for 39.7% and 65.9% of the total at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, there were cannabis-related loans in the amounts of $3.9 million and $970,000, respectively. We recorded approximately $74,500 and $25,000 of interest income in the six months ended June 30, 2019 and 2018, respectively, related to these loans.
NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.5%. The Bank made one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At June 30, 2019 and December 31, 2018, the Company and Bank were both considered “well capitalized"

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Capital Compliance
As of June 30, 2019	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$195,085	16.58%	$94,123	8.00%	$123,536	10.50%	$117,653	10.00%
Tier 1 risk-based capital	180,309	15.33%	70,592	6.00%	100,005	8.50%	94,123	8.00%
Tier 1 leverage	180,309	11.65%	61,900	4.00%	61,900	4.00%	77,375	5.00%
Tier 1 common equity	165,088	14.03%	52,944	4.50%	82,357	7.00%	76,475	6.50%
Parke Bank:
Total risk-based capital	$194,637	16.55%	$94,090	8.00%	$123,493	10.50%	$117,612	10.00%
Tier 1 risk-based capital	179,866	15.29%	70,567	6.00%	99,970	8.50%	94,090	8.00%
Tier 1 leverage	179,866	11.62%	61,906	4.00%	61,906	4.00%	77,382	5.00%
Tier 1 common equity	178,171	15.15%	52,925	4.50%	82,329	7.00%	76,448	6.50%

As of December 31, 2018	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$182,316	16.73%	$87,164	8.00%	$107,592	9.88%	$108,954	10.00%
Tier 1 risk-based capital	168,629	15.48%	65,373	6.00%	85,802	7.88%	87,164	8.00%
Tier 1 leverage	168,629	12.15%	55,503	4.00%	55,503	4.00%	69,378	5.00%
Tier 1 common equity	153,020	14.04%	49,029	4.50%	69,458	6.38%	70,820	6.50%
Parke Bank:
Total risk-based capital	$181,760	16.69%	$87,131	8.00%	$107,552	9.88%	$108,913	10.00%
Tier 1 risk-based capital	168,078	15.43%	65,348	6.00%	85,769	7.88%	87,131	8.00%
Tier 1 leverage	168,078	12.10%	55,569	4.00%	55,569	4.00%	69,461	5.00%
Tier 1 common equity	166,639	15.30%	49,011	4.50%	69,432	6.38%	70,794	6.50%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events after June 30, 2019 through the date the financial statements were issued or are available to be issued and determined that no other subsequent events than the one disclosed above warranted recognition in or disclosure in the interim financial statements.

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

At June 30, 2019, we had total assets of $1.55 billion, and total equity of $167.3 million. Net income available to common shareholders for three and six months ended June 30, 2019 was $7.5 million and $14.5 million.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Income: Our net income available to common shareholders for the second quarter of 2019 increased $1.5 million, or 25.5%, to $7.5 million compared to $5.9 million for the same period last year. Earnings per share were $0.69 per basic common share and $0.68 per diluted common share for the second quarter of 2019 compared to $0.66 per basic common share and $0.56 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $4.9 million increase in interest income, partially offset by a $2.2 million increase in interest expense, a $250,000 increase in the provision for loan and lease losses and a $523,000 increase in non-interest expense.

Net Interest Income: Our net interest income increased $2.7 million, or 23.2%, to $14.3 million for the second quarter of 2019 compared to $11.6 million for the second quarter of 2018. Interest income for the second quarter of 2019 increased to $19.8 million, an increase of $4.9 million, or 33.2%, from $14.9 million for the second quarter of 2018. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Also contributing was a $703,000 increase in interest income for the second quarter of 2019 resulting from federal funds sold and interest on deposits with banks. Interest expense increased to $5.5 million for the three months ended June 30, 2019, from $3.3 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.
Provision for loan losses: The provision for loan losses increased $250,000 for the second quarter of 2019 to $450,000 compared to $200,000 for the same period last year. The increase was due primarily to higher average loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.
Non-interest Income: Our non-interest income was $766,000 for the three months ended June 30, 2019, an increase of $120,000 compared to $646,000 for the same period last year. The increase was primarily attributable to an increase in fee income from deposit accounts and decreased net loss on the sale of Other Real Estate Owned ("OREO"), partially offset by a decrease in loan fee income. The fee income for the three months ended June 30, 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $401,000, compared to $20,000 for the same period last year. The fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements.

Non-interest Expense: Our non-interest expense increased $523,000 to $4.5 million for the three months ended June 30, 2019, from $4.0 million for the three months ended June 30, 2018. The increase was primarily due to a $366,000 increase in compensation and benefits and a $103,000 increase in professional services cost.

Income Tax: Income tax expense was $2.5 million on income before taxes of $10.1 million for the three months ended June 30, 2019, resulting in an effective tax rate of 24.6%, compared to income tax expense of $1.9 million on income before taxes of $8.1 million for the same period of 2018, resulting in an effective tax rate of 23.9%. The increase in income tax expense primarily reflected increased pre-tax income in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income: Our net income available to common shareholders for the six months ended June 30, 2019 increased $3.1 million, or 26.7%, to $14.5 million compared to $11.5 million for the six months ended June 30, 2018. Earnings per share were $1.35 per basic common share and $1.33 per diluted common share for the six months ended June 30, 2019 compared to $1.28 per basic common share and $1.09 per diluted common share for the same period last year. The increase in the net income available to common shareholders primarily resulted from a $9.8 million increase in interest income, partially offset by a $4.7 million increase in interest expense, a $788,000 increase in non interest expense, and a $550,000 increase in the provision for loan losses.

Net interest income: Our net interest income increased $5.1 million, or 22.6% to $27.7 million for the six months ended June 30, 2019 compared to $22.6 million for the same period last year. Interest income for the six months ended June 30, 2019 increased to $38.2 million, an increase of $9.8 million, or 34.5% from $28.4 million for the same period of 2018. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Also contributing was the $1.2 million increase in interest income for the six months ended June 30, 2019 resulting from federal funds sold and interest on deposits with banks. Interest expense increased to $10.5 million for the six months ended June 30, 2019 from $5.8 million for the same period of 2018. The increase was attributable to the combined effects of an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.

Provision for loan losses: The provision for loan losses was $1.2 million for the six month ended June 30, 2019 compared to the provision for loan losses of $600,000 for the same period last year. The $550,000 increase was due primarily to higher average loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and NOTE 4 to the consolidated financial statements.
Non-interest income: Our non-interest income was $1.7 million for the six months ended June 30, 2019, an increase of $172,000, or 11.4%, compared to $1.5 million for the same period last year. The increase was primarily attributable to an increase in fee income from deposit accounts and decreased net loss on the sale of OREO, partially offset by decreased gains on sale of SBA loans. The fee income for the six months ended June 30, 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $713,000, compared to $20,000 for the same period last year. The fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense increased $788,000 to $8.7 million for the six months ended June 30, 2019, from $7.9 million for the six months ended June 30, 2018. The increase was primarily due to a $553,000 increase in compensation expense, a $120,000 increase in professional service expense, and a $104,000 increase in occupancy expense reflecting the growth of the business.

Income Tax: Income tax expense was $4.8 million on income before taxes of $19.6 million for the six months ended June 30, 2019, resulting in an effective tax rate of 24.5% compared to income tax expense of $3.8 million on income before taxes of $15.6 million for the same period of 2018, resulting in an effective tax rate of 24.0%.

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

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,296,421	$18,523	5.73%	$1,071,733	$14,243	5.33%
Investment securities	37,493	290	3.10%	43,172	332	3.08%
Federal funds sold and other interest bearing deposits with banks	174,065	1,011	2.33%	73,684	308	1.68%
Total interest-earning assets	1,507,979	19,824	5.27%	1,188,589	14,883	5.02%
Other assets	59,925			58,572
Allowance for loan losses	(20,129)			(17,295)
Total assets	$1,547,775			$1,229,866
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	56,892	$93	0.66%	52,953	66	0.50%
Money markets	201,992	1,105	2.19%	170,394	655	1.54%
Savings	116,156	152	0.52%	157,383	208	0.53%
Time deposits	416,094	2,432	2.34%	307,820	1,141	1.49%
Brokered certificates of deposit	107,445	738	2.76%	108,942	550	2.02%
Total interest-bearing deposits	898,579	4,520	2.02%	797,492	2,620	1.32%
Borrowings	118,053	1,013	3.44%	120,800	665	2.21%
Total interest-bearing liabilities	1,016,632	5,533	2.18%	918,292	3,285	1.43%
Non-interest bearing deposits	353,965			160,943
Other liabilities	11,761			7,395
Total non-interest bearing liabilities	365,726			168,338
Equity	165,417			143,236
Total liabilities and shareholders’ equity	$1,547,775			$1,229,866
Net interest income		$14,291			$11,598
Interest rate spread			3.09%			3.59%
Net interest margin			3.80%			3.91%

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,282,401	$35,964	5.66%	$1,047,924	$27,256	5.25%
Investment securities	38,026	605	3.21%	44,147	681	3.11%
Federal funds sold and other interest bearing deposits with banks	139,584	1,612	2.33%	57,798	453	1.58%
Total interest-earning assets	1,460,011	38,181	5.27%	1,149,869	28,390	4.98%
Other assets	58,706			57,442
Allowance for loan losses	(19,768)			(17,079)
Total assets	$1,498,949			$1,190,232
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	55,259	169	0.62%	53,430	126	0.48%
Money markets	203,533	2,201	2.18%	161,343	1,086	1.36%
Savings	120,800	314	0.52%	164,695	434	0.53%
Time deposits	393,539	4,362	2.24%	294,805	2,013	1.38%
Brokered certificates of deposit	106,719	1,437	2.72%	99,801	914	1.85%
Total interest-bearing deposits	879,850	8,483	1.94%	774,074	4,573	1.19%
Borrowings	118,263	1,975	3.37%	119,793	1,196	2.01%
Total interest-bearing liabilities	998,113	10,458	2.11%	893,867	5,769	1.30%
Non-interest bearing deposits	327,653			148,742
Other liabilities	10,926			7,187
Total non-interest bearing liabilities	338,579			155,929
Equity	162,257			140,436
Total liabilities and shareholders’ equity	$1,498,949			$1,190,232
Net interest income		$27,723			$22,621
Interest rate spread			3.16%			3.68%
Net interest margin			3.83%			3.97%

Financial Condition
General
At June 30, 2019, the Company’s total assets were $1.55 billion, an increase of $82.4 million, or 5.6%, from December 31, 2018. The increase in total assets was primarily attributable to the increase in total loans outstanding, primarily construction and residential 1 - 4 family mortgage loans, which increased $60.0 million and $30.6 million to $199.9 million and $576.0 million at June 30, 2019, respectively, compared to the balances at December 31, 2018. Cash and cash equivalents increased $13.3 million compared to the cash balance at December 31, 2018.

Total liabilities were $1.38 billion at June 30, 2019. This represented a $70.1 million, or 5.3%, increase from $1.31 billion at December 31, 2018. The increase in total liabilities was primarily due to an increase in total deposits, which increased $65.7 million, or 5.6%, to $1.25 billion at June 30, 2019 from $1.18 billion at December 31, 2018.
Total equity was $167.3 million and $155.0 million at June 30, 2019 and December 31, 2018, respectively, an increase of $12.3 million from December 31, 2018 with the increase due to the retention of income from the period.

The following table presents certain key condensed balance sheet data as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Cash and cash equivalents	167,793	154,471
Investment securities	30,580	32,391
Loans held for sale	823	419
Loans, net of unearned income	1,309,139	1,241,157
Allowance for loan losses	(20,290)	(19,075)
Total assets	1,549,794	1,467,398
Total deposits	1,249,587	1,183,873
FHLBNY borrowings	104,650	104,650
Subordinated debt	13,403	13,403
Total liabilities	1,382,539	1,312,402
Total equity	167,255	154,996
Total liabilities and equity	1,549,794	1,467,398

Cash and cash equivalents

Cash and cash equivalents increased $13.3 million to $167.8 million at June 30, 2019 from $154.5 million at December 31, 2018, an increase of 8.6%. The increase was primarily due to cash inflow from operating activities.

Investment securities

Total investment securities decreased to $30.6 million at June 30, 2019, from $32.4 million at December 31, 2018, a decrease of $1.8 million or 5.6%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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
We also originate commercial and industrial loans, which provide liquidity to businesses in the form of lines of credit and may be secured by accounts receivable, inventory, equipment or other assets. In addition, we have a small consumer loan portfolio consisting loans to individual borrowers.

At June 30, 2019, the total balance of loans held for sale and loan receivable net of unearned income, were $1.31 billion, a $68.4 million increase compared to December 31, 2018.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had loans held for sale totaling $823,000 and $419,000 at June 30, 2019 and December 31, 2018, respectively.

Loans receivable: Loans receivable increased to $1.31 billion at June 30, 2019 from $1.24 billion at December 31, 2018. The increase was primarily due to loan growth in the construction and the residential 1 - 4 family mortgage loan portfolios. Loans receivable, excluding loans held for sale, as of June 30, 2019 and December 31, 2018, consisted of the following:

	March 31, 2019		December 31, 2018
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$36,014	2.8%	$34,640	2.8%
Construction	199,892	15.3%	139,877	11.3%
Real Estate Mortgage:
Commercial – Owner Occupied	135,494	10.2%	135,617	10.9%
Commercial – Non-owner Occupied	288,727	22.1%	321,580	25.9%
Residential – 1 to 4 Family	575,975	44.0%	545,391	43.9%
Residential – Multifamily	59,611	4.6%	49,628	4.0%
Consumer	13,426	1.0%	14,424	1.2%
Total Loans	$1,309,139	100.00%	$1,241,157	100.00%

Deposits

At June 30, 2019, the Bank’s total deposits increased to $1.25 billion from $1.18 billion at December 31, 2018, an increase of $65.7 million, or 5.6%. The increase in deposits was due to the increase in the time deposits, partially offset by decreases in other deposit categories.

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Noninterest-bearing	$341,179	$360,329
Interest-bearing
Checking	52,550	52,721
Savings	111,219	131,127
Money market	202,196	208,335
Time deposits	542,443	431,361

Total deposits	$1,249,587	$1,183,873

Borrowings

Total borrowings were $118.1 million at June 30, 2019, unchanged from December 31, 2018.

Equity

Total equity increased to $167.3 million at June 30, 2019 from $155.0 million at December 31, 2018, an increase of $12.3 million, or 7.9%, primarily due to the retention of earnings from the period.

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

We have established credit monitoring and tracking system and closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. The system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, TDRs, nonperforming loans and potential problems loans.

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

Allowance for Loan and Lease Losses:

We maintain the allowance for loan and lease losses at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. Refer to Note 4 - Loans and Allowance for Loan and Lease Losses in the notes to the unaudited consolidated financial statements for further discussion on management's methodology for estimating the allowance for loan losses.
At June 30, 2019, the allowance for loan losses was $20.3 million, as compared to $19.1 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.55% and 1.54% at June 30, 2019 and December 31, 2018, respectively. The ratio of the allowance for loan losses to non-performing assets decreased to 160.2% at June 30, 2019, compared to 232.9% at December 31, 2018. During the six-month period ended June 30, 2019, the Company did not charge off any loans, and recovered $65,000, compared to $94,000 charged off in the six months ended June 30, 2018, and $234,000 in recoveries. Specific allowances for loan losses have been established in the amount of $800,000 at June 30, 2019, as compared to $610,000 on impaired loans at December 31, 2018. We have established reserves for all losses that we believe are both probable and reasonably estimable at June 30, 2019 and December 31, 2018. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the period	$19,075	$16,533
Charge-offs:
Commercial and Industrial	—	—
Construction:	—	(27)
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	(49)
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	(18)
Total charge - offs	—	(94)

Recoveries:
Commercial and Industrial	10	30
Construction:	6	—
Real Estate Mortgage:
Commercial – Owner Occupied	13	141
Commercial – Non-owner Occupied	33	55
Residential – 1 to 4 Family	3	8
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	65	234

Net recoveries	65	140
Provisions for loan and lease losses	1,150	600
Balance at the end of the period	$20,290	$17,273

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
Delinquent loans totaled $8.9 million, or 0.7% of total loans at June 30, 2019, an increase of $5.5 million from December 31, 2018. At June 30, 2019, loans 30 to 89 days delinquent totaled $318,000, an increase of $21,000 from December 31, 2018. Loans delinquent 90 days or more and not accruing interest totaled $8.4 million or 0.6% of total loans at June 30, 2019, an increase of $5.4 million from $3.1 million, or 0.2% of total loans at December 31, 2018. The increase in nonperforming loans was primarily related to loan relationships with two borrowers. The two largest nonperforming loan relationships as of June 30, 2019 were a $1.9 million loan in commercial–non-owner occupied category and an aggregate of $3.0 million in loans to one borrower secured by farmland. The $3.0 million in nonperforming loans were partially guaranteed by Federal government agency. Loans past due over 90 days and still accruing interest were $120,000 at June 30, 2019. There were no loans past due over 90 days and still accruing interest at December 31, 2018.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at June 30, 2019

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$13	$—	36,001	$36,014	0.04%
Construction	—	—	1,365	—	198,527	199,892	0.68%
Real Estate Mortgage:
Commercial – Owner Occupied	171	—	2,996	—	132,327	135,494	2.21%
Commercial – Non-owner Occupied	—	—	1,937	—	286,790	288,727	0.67%
Residential – 1 to 4 Family	20	127	2,118	120	573,590	575,975	0.37%
Residential – Multifamily	—	—	—	—	59,611	59,611	—%
Consumer	—	—	—	—	13,426	13,426	—%
Total Loans	$191	$127	$8,429	$120	$1,300,272	$1,309,139	0.64%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At June 30, 2019 and December 31, 2018, we had $26.3 million and $21.9 million of loans deemed impaired. Impaired loans at June 30, 2019 included $18.1 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We reported performing TDR loans (not reported as non-accrual loans) of $17.8 million and $18.8 million, respectively, at June 30, 2019 and December 31, 2018. Nonperforming TDR loans at June 30, 2019 was $286,000. We did not report any nonperforming TDR loans at December 31, 2018.There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the year ended June 30, 2019 and the year ended December 31, 2018, respectively.

Other Real Estate Owned (OREO)

OREO at June 30, 2019 was $4.2 million, compared to $6.2 million at June 30, 2018 with the largest property being land valued at $930,000.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,124	$7,248
Real estate acquired in settlement of loans	45	1,057
Sales of OREO, net	(791)	(1,692)
Valuation adjustments	(142)	(455)
Balance at end of period	$4,236	$6,158

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2019, our cash position was $167.8 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of June 30, 2019, the Company had lines of credit with the FHLBNY of $332.7 million, of which $104.7 million was outstanding at June 30, 2019. We also have an unsecured short term borrowing facility with the Atlantic Community Bankers Bank ("ACBB") for the purchase of federal funds for an amount $10.0 million. At June 30, 2019, there was no outstanding balances under the borrowing facility.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At June 30, 2019, the Company's investment securities portfolio classified as available for sale was $29.4 million.

We had outstanding loan commitments of $189.4 million at June 30, 2019. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2019 and 2018.

Operating cash flows were $15.9 million in the six month ended June 30, 2019, compared to $12.3 million for the same period in the prior year. The increase in operating cash flow was primarily due to higher interest income and other cash inflows in the current year, principally reflecting increased cash inflows from loan interest, partially offset by the increased interest payment on deposits and the increased payment of income tax.
Cash used for investing was $65.3 million in the six months ended June 30, 2019, compared to $84.5 million in the prior year period. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.
Cash from financing was $62.7 million in the six months ended June 30, 2019, compared to cash from financing of $140.4 million in the same period of last year. The current year included $65.7 million of cash inflows from deposits partially offset by $3.0 million of dividend payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $12.3 million from December 31, 2018, predominantly from the Company’s net income of $14.8 million from the period, net of common and preferred stock dividends of $3.2 million.
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

Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2019, the Bank and the Company were both considered “well capitalized,”
The following table presents the regulatory capital and ratios of the Company and the Bank at June 30, 2019:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Total risk-based capital	$195,085	16.58%	$194,637	16.55%
Tier 1 risk-based capital	180,309	15.33%	179,866	15.29%
Tier 1 leverage	180,309	11.65%	179,866	11.62%
Tier 1 common equity	165,088	14.03%	178,171	15.15%

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require the payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At June 30, 2019 and December 31, 2018, unused commitments to extend credit amounted to approximately $189.4 million and $150.6 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the June 30, 2019 and December 31, 2018, standby letters of credit with customers were $20.0 million and $19.3 million, respectively.
We also have an unsecured short term borrowing facility with the ACBB for the purchase of federal funds for an amount $10.0 million. At June 30, 2019, there was no outstanding balances under the borrowing facility.

We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2019, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.
Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As disclosed in Note 1, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Allowance for Loan and Lease Losses: Our allowances for loan and lease losses represents the management's best estimate of probable losses inherent in our loan portfolio excluding those loans accounted for under fair value. Our process for determining the allowance for loan and lease losses is discussed in Note 1 to the Consolidated Financial Statements.

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowances is based on periodic evaluations of the loan and lease portfolios and other relevant factors. These critical estimates include significant use of our own historical data and other qualitative, quantitative data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. Our allowance for loan and lease losses is comprised of two components. The specific allowance covers impaired loans and is calculated on an individual loan basis. The formula based component covers loans and leases on which there are incurred losses that are not yet individually identifiable. The allowance calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, projected industry outlook, and economic conditions.

The process of determining the level of the allowance for loan and lease losses requires a high degree of judgment. To the extent actual outcomes differ from our estimates, additional provision for loan and lease losses may be required that would reduce future earnings.

Fair Value Estimates: ASC 820 - Fair Value Measurements defines fair value as a market-based measurement and is the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We classify fair value measurements of financial instruments based on the three-level fair value hierarchy in the accounting standards. We are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The fair values of assets may include using estimates, assumptions, and judgments. Valuations of assets or liabilities using techniques other than quoted market price are sensitive to assumptions used for the significant inputs. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors, assumptions, or estimates used for estimating fair values could materially impact our future financial condition and results of operations.

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

There were no repurchase of our common stocks during the six months ended June 30, 2019.

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

PARKE BANCORP, INC.

Date:	August 8, 2019	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2019	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)