Form 10-Q
period 2019-09-30
PARKE BANCORP, INC.
filed 2019-11-07
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019
or
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

Yes [  ]                No [X]

As of November 1, 2019, there were 10,770,960 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$7,940	$5,915
Federal funds sold and other interest bearing deposits with banks	143,740	148,556
Cash and cash equivalents	151,680	154,471
Investment securities available for sale, at fair value	28,131	31,278
Investment securities held to maturity (fair value of $1,419 at September 30, 2019 and $1,292 at December 31, 2018)	1,153	1,113
Total investment securities	29,284	32,391
Loans held for sale	148	419
Loans, net of unearned income	1,376,242	1,241,157
Less: Allowance for loan and lease losses	(21,146)	(19,075)
Net loans and leases	1,355,096	1,222,082
Accrued interest receivable	5,582	5,191
Premises and equipment, net	6,776	6,783
Other real estate owned (OREO)	5,849	5,124
Restricted stock, at cost	6,090	5,858
Bank owned life insurance (BOLI)	26,259	25,809
Deferred tax asset	6,284	6,511
Other assets	5,439	2,759
Total Assets	$1,598,487	$1,467,398
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$329,356	$360,329
Interest-bearing deposits	963,692	823,544
Total deposits	1,293,048	1,183,873
FHLBNY borrowings	104,650	104,650
Subordinated debentures	13,403	13,403
Accrued interest payable	2,041	1,390
Other liabilities	11,801	9,086
Total Liabilities	1,424,943	1,312,402
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 500 shares and 1,224 shares outstanding at September 30, 2019 and December 31, 2018, respectively	500	1,224
Common stock, $.10 par value; authorized 15,000,000 shares; Issued: 11,055,482 shares at September 30, 2019 and 10,953,081 shares at December 31, 2018	1,105	1,095
Additional paid-in capital	113,704	112,807
Retained earnings	59,394	42,079
Accumulated other comprehensive gain (loss)	61	(633)
Treasury stock, 284,522 shares at September 30, 2019 and December 31, 2018, at cost	(3,015)	(3,015)
Total Shareholders’ Equity	171,749	153,557
Noncontrolling interest in consolidated subsidiaries	1,795	1,439
Total Equity	173,544	154,996
Total Liabilities and Equity	$1,598,487	$1,467,398
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$19,113	$15,337	$55,077	$42,593
Interest and dividends on investments	284	333	889	1,014
Interest on federal funds sold and deposits with banks	1,021	345	2,633	798
Total interest income	20,418	16,015	58,599	44,405
Interest expense:
Interest on deposits	4,915	3,051	13,398	7,624
Interest on borrowings	1,012	686	2,987	1,882
Total interest expense	5,927	3,737	16,385	9,506
Net interest income	14,491	12,278	42,214	34,899
Provision for loan losses	900	600	2,050	1,200
Net interest income after provision for loan losses	13,591	11,678	40,164	33,699
Noninterest income:
Gain on sale of SBA loans	76	13	116	227
Loan fees	263	277	739	837
Bank owned life insurance income	153	155	450	458
Service fees on deposit accounts	529	420	1,397	1,105
Gain (loss) on sale and valuation adjustments of OREO	196	150	(147)	(359)
Other	73	74	420	334
Total noninterest income	1,290	1,089	2,975	2,602
Noninterest expense:
Compensation and benefits	2,235	2,048	6,695	5,955
Professional services	583	258	1,495	1,050
Occupancy and equipment	413	444	1,357	1,284
Data processing	262	213	730	604
FDIC insurance and other assessments	9	122	70	291
OREO expense	110	146	302	480
Other operating expense	853	703	2,493	2,159
Total noninterest expense	4,465	3,934	13,142	11,823
Income before income tax expense	10,416	8,833	29,997	24,478
Income tax expense	2,551	2,615	7,348	6,373
Net income attributable to Company and noncontrolling interest	7,865	6,218	22,649	18,105
Less: Net income attributable to noncontrolling interest	101	92	356	108
Net income attributable to Company	7,764	6,126	22,293	17,997
Less: Preferred stock dividend and discount accretion	8	22	16	429
Net income available to common shareholders	$7,756	$6,104	$22,277	$17,568
Earnings per common share:
Basic	$0.72	$0.60	$2.07	$1.88
Diluted	$0.71	$0.56	$2.04	$1.65
Weighted average shares outstanding:
Basic	10,770,009	10,168,991	10,758,811	9,350,068
Diluted	10,921,518	10,920,025	10,917,547	10,912,879
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	( Dollars in thousands)
Net income	$7,865	$6,218	$22,649	$18,105
Unrealized gains (losses) on investment securities, net of reclassification into income:
Unrealized gains (losses) on non-OTTI securities	152	(218)	922	(1,062)
Tax impact on unrealized gain (loss)	(37)	54	(228)	258
Reclassification of prior tax effects	—	—	—	(27)
Total unrealized gains (losses) on investment securities	115	(164)	694	(831)
Comprehensive income	$7,980	$6,054	$23,343	$17,274
Less: Comprehensive income attributable to noncontrolling interests	101	92	356	108
Comprehensive income attributable to the Company	$7,879	$5,962	$22,987	$17,166
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, June 30, 2019	$550	11,049,230	$1,105	$113,613	$53,362	$(54)	$(3,015)	$165,561	$1,694	$167,255
Net income	—	—	—	—	7,764	—	—	7,764	101	7,865
Preferred stock shares conversion	(50)	6,252	—	50	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	115	—	115	—	115
Stock compensation expense	—	—	—	41	—	—	—	41	—	41
Dividend on preferred stock	—	—	—	—	(8)	—	—	(8)	—	(8)
Dividend on common stock	—	—	—	—	(1,724)	—	—	(1,724)	—	(1,724)
Balance,September 30, 2019	$500	11,055,482	$1,105	$113,704	$59,394	$61	$(3,015)	$171,749	$1,795	$173,544

Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Net income	—	—	—	—	22,293	—	—	22,293	356	22,649
Common stock options exercised		11,869	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(724)	90,532	9	715	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	694	—	694	—	694
Stock compensation expense	—	—	—	135	—	—	—	135	—	135
Dividend on preferred stock	—	—	—	—	(16)	—	—	(16)	—	(16)
Dividend on common stock	—	—	—	—	(4,962)	—	—	(4,962)	—	(4,962)
Balance,September 30, 2019	$500	11,055,482	$1,105	$113,704	$59,394	$61	$(3,015)	$171,749	$1,795	$173,544
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, June 30 , 2018	$9,195	9,956,210	$996	$104,866	$32,156	$(797)	$(3,015)	$143,401	$1,241	$144,642
Retained earnings adjustment for stranded tax effects	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	6,126	—	—	6,126	92	6,218
Common stock options exercised	—	133	—	2	—	—	—	2	—	2
Preferred stock shares conversion	(5,778)	722,512	72	5,706	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(164)	—	(164)	—	(164)
Stock compensation expense	—	—	—	25	—	—	—	25	—	25
Dividend on preferred stock	—	—	—	—	(22)	—	—	(22)	—	(22)
Dividend on common stock	—	—	—	—	(1,496)	—	—	(1,496)	—	(1,496)
Balance, September 30, 2018	$3,417	10,678,855	$1,068	$110,599	$36,764	$(961)	$(3,015)	$147,872	$1,333	$149,205

Balance, December 31, 2017	$15,971	8,301,497	$830	$81,940	$39,184	$(130)	$(3,015)	$134,780	$—	$134,780
Retained earnings adjustment for stranded tax effects	—	—	—	—	27	—	—	27	—	27
Capital activity by non-controlling interest	—	—	—	—	—	—	—	—	1,225	1,225
Net income	—	—	—	—	17,997	—	—	17,997	108	18,105
Common stock options exercised	—	5,539	1	42	—	—	—	43	—	43
Preferred stock shares conversion	(12,554)	1,569,535	157	12,397	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(831)	—	(831)	—	(831)
Stock compensation expense	—	—	—	67	—	—	—	67	—	67
Stock dividend	—	802,284	80	16,153	(16,237)	—	—	(4)	—	(4)
Dividend on preferred stock	—	—	—	—	(429)	—	—	(429)	—	(429)
Dividend on common stock	—	—	—	—	(3,778)	—	—	(3,778)	—	(3,778)
Balance, September 30, 2018	$3,417	10,678,855	$1,068	$110,599	$36,764	$(961)	$(3,015)	$147,872	$1,333	$149,205
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$22,649	$18,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	282
Provision for loan losses	2,050	1,200
Increase in value of bank-owned life insurance	(450)	(458)
Gain on sale of SBA loans	(116)	(227)
SBA loans originated for sale	(898)	(3,579)
Proceeds from sale of SBA loans originated for sale	1,285	3,130
Net loss on sale and valuation adjustments of OREO	147	359
Net accretion of purchase premiums and discounts on securities	25	38
Stock based compensation	135	67
Net changes in:
Decrease in accrued interest receivable and other assets	(468)	(1,056)
Increase in accrued interest payable and other accrued liabilities	550	989
Net cash provided by operating activities	25,230	18,850
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	4,004	4,275
Repayments and maturities of investment securities held to maturity	—	1,205
Net increase in loans	(137,387)	(169,004)
Purchases of bank premises and equipment	(302)	(131)
Proceeds from sale of OREO, net	1,450	2,932
Redemption (purchase) of restricted stock	(232)	314
Net cash used in investing activities	(132,467)	(160,409)
Cash Flows from Financing Activities:
Cash dividends	(4,759)	(3,906)
Proceeds from exercise of stock options	48	43
Capital contribution from non-controlling interest	—	1,225
Net decrease in FHLBNY and short-term borrowings	—	(10,000)
Net increase (decrease) in noninterest-bearing deposits	(30,973)	111,674
Net increase in interest-bearing deposits	140,148	87,145
Other	(18)	—
Net cash provided by financing activities	104,446	186,181
Net (decrease) increase in cash and cash equivalents	(2,791)	44,622
Cash and cash equivalents at beginning of period	154,471	42,113
Cash and cash equivalents at end of period	$151,680	$86,735

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,734	$9,014
Income taxes paid	$7,608	$5,754

Non-cash Investing and Financing Items
Loans transferred to OREO	$2,323	$1,057
Establishment of lease liability and right-of-use asset	$2,785	$—
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying interim financial statements for the three and nine months ended September 30, 2019 and 2018 are unaudited. The balance sheet as of December 31, 2018, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements:

During June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326) - Targeted Transition Relief, which provides entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. The fair value option election does not apply to held-to-maturity debt securities. The guidance of the Financial Instruments-Credit Losses is scheduled to be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. However, in July 2019, FASB voted to recommend delaying implementation of CECL for smaller reporting entities (SRCs), private companies, non profit organizations, and employee benefit plans. On October 16, 2019, the FASB tentatively decided that the CECL will be effective for SEC filers which are SRCs and all other non public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. The FASB also affirmed that the one-time determination of whether an entity is eligible to be an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations as of the date that a final Update on effective dates is issued.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the guidance in the first quarter of 2019 under the modified retrospective transition approach. The Company initially recognized right-of-use assets of $1.3 million and lease liabilities of $1.3 million under the operating leases for the lease contracts of its three retail branch locations and initially recognized a right-of-use asset of $1.4 million and a lease liability of $1.4 million under the finance lease for its land lease contract of a retail branch location that has a 86-year remaining terms.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU was effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted the guidance in the first quarter of 2019. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities, which requires that entities shorten the amortization period for certain callable debt securities held at a premium and amortize the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU was effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted the guidance in the first quarter of 2019. The adoption of the guidance did not have any material impact on our consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2019 and December 31, 2018:

As of September 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	27,498	307	217	27,588
Collateralized mortgage obligations	42	1	—	43
Total available for sale	$28,040	$308	$217	$28,131

Held to maturity:
States and political subdivisions	$1,153	$266	$—	$1,419

As of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	31,553	74	906	30,721
Collateralized mortgage obligations	56	1	—	57
Total available for sale	$32,109	$75	$906	$31,278

Held to maturity:
States and political subdivisions	$1,113	$179	$—	$1,292

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2019 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	182	176
Due after five years through ten years	12,517	12,565
Due after ten years	15,341	15,390
Total available for sale	$28,040	$28,131

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,153	1,419
Due after ten years	—	—
Total held to maturity	$1,153	$1,419

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2019. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

As of September 30, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$—	$—	$11,177	$217	$11,177	$217
Total available for sale	$—	$—	$11,177	$217	$11,177	$217

As of December 31, 2018	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$12,665	$257	$14,527	$649	$27,192	$906
Total available for sale	$12,665	$257	$14,527	$649	$27,192	$906

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

The Company’s unrealized loss for the debt securities is comprised of 8 securities in the 12 months or greater loss position at September 30, 2019, and 5 securities in the less than 12 months loss position and 9 securities in the 12 months or greater loss position at December 31, 2018. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at September 30, 2019.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2019 and December 31, 2018, the Company had $1.38 billion and $1.24 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net reduction of $167,000 and $105,000 at September 30, 2019 and December 31, 2018, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. The loans held for sale were $148,000 and $419,000 at September 30, 2019 and December 31, 2018, respectively. The portfolios of loans receivable at September 30, 2019 and December 31, 2018, consist of the following:

	September 30, 2019	December 31, 2018
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$34,978	$34,640
Construction	228,545	139,877
Real Estate Mortgage:
Commercial – Owner Occupied	135,235	135,617
Commercial – Non-owner Occupied	300,046	321,580
Residential – 1 to 4 Family	605,274	545,391
Residential – Multifamily	59,080	49,628
Consumer	13,084	14,424
Total Loans	$1,376,242	$1,241,157

An age analysis of past due loans by class at September 30, 2019 and December 31, 2018 is as follows:

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$307	$307	$34,671	$34,978	$—
Construction	—	—	1,365	1,365	227,180	228,545	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,702	2,702	132,533	135,235	—
Commercial – Non-owner Occupied	—	—	—	—	300,046	300,046	—
Residential – 1 to 4 Family	20	46	1,346	1,412	603,862	605,274	—
Residential – Multifamily	—	—	—	—	59,080	59,080	—
Consumer	—	—	—	—	13,084	13,084	—
Total Loans	$20	$46	$5,720	$5,786	$1,370,456	$1,376,242	$—

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$14	$14	$34,626	$34,640	$—
Construction	—	—	1,365	1,365	138,512	139,877	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—	—	135,617	135,617	—
Commercial – Non-owner Occupied	—	—	—	—	321,580	321,580	—
Residential – 1 to 4 Family	81	154	1,686	1,921	543,470	545,391	—
Residential – Multifamily	—	—	—	—	49,628	49,628	—
Consumer	62	—	—	62	14,362	14,424	—
Total Loans	$143	$154	$3,065	$3,362	$1,237,795	$1,241,157	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended Sept. 30, 2019
June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	20,290
Charge-offs	—	—	—	—	(56)	—	—	(56)
Recoveries	2	—	5	3	2	—	—	12
Provisions	262	220	254	(228)	432	(35)	(5)	900
Ending Balance at Sept. 30, 2019	$957	$2,747	$2,005	$5,679	$8,858	$709	$191	$21,146

Nine months ended Sept. 30, 2019
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	19,075
Charge-offs	—	—	—	—	(56)	—	—	(56)
Recoveries	12	6	18	36	5	—	—	77
Provisions	227	1,047	(75)	(210)	992	88	(19)	2,050
Ending Balance at Sept. 30, 2019	$957	$2,747	$2,005	$5,679	$8,858	$709	$191	$21,146

Allowance for loan losses
Individually evaluated for impairment	$307	$118	$32	$178	$364	$—	$—	$999
Collectively evaluated for impairment	650	2,629	1,973	5,501	8,494	709	191	20,147
Ending Balance at Sept. 30, 2019	$957	$2,747	$2,005	$5,679	$8,858	$709	$191	$21,146

Loans
Individually evaluated for impairment	$307	$5,229	$4,886	$10,508	$1,871	$—	$—	$22,801
Collectively evaluated for impairment	34,671	223,316	130,349	289,538	603,403	59,080	13,084	1,353,441
Ending Balance at Sept. 30, 2019	$34,978	$228,545	$135,235	$300,046	$605,274	$59,080	$13,084	$1,376,242

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended Sept. 30, 2018
June 30, 2018	$539	$1,998	$1,961	$5,260	$6,666	$619	$230	17,273
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	10	—	12	6	18	—	—	46
Provisions	298	30	(12)	(314)	575	32	(9)	600
Ending Balance at Sept. 30, 2018	$847	$2,028	$1,961	$4,952	$7,259	$651	$220	$17,918

Nine months ended Sept. 30, 2018
December 31, 2017	$684	$2,068	$2,017	$4,630	$6,277	$627	$230	16,533
Charge-offs	—	(27)	—	(49)	—	—	(19)	(95)
Recoveries	40	—	153	61	26	—	—	280
Provisions	123	(13)	(209)	310	956	24	9	1,200
Ending Balance at Sept. 30, 2018	$847	$2,028	$1,961	$4,952	$7,259	$651	$220	$17,918

Allowance for loan losses
Individually evaluated for impairment	$14	$71	$49	$194	$14	$—	$—	$342
Collectively evaluated for impairment	833	1,957	1,912	4,758	7,245	651	220	17,576
Ending Balance at Sept. 30, 2018	$847	$2,028	$1,961	$4,952	$7,259	$651	$220	$17,918

Loans
Individually evaluated for impairment	$14	$5,690	$3,320	$11,716	$2,294	$—	$—	$23,034
Collectively evaluated for impairment	37,675	128,746	127,171	279,984	516,267	52,038	14,934	1,156,815
Ending Balance at Sept. 30, 2018	$37,689	$134,436	$130,491	$291,700	$518,561	$52,038	$14,934	$1,179,849

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

The following tables provide further detail on impaired loans and the associated ALLL at September 30, 2019 and December 31, 2018:

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,702	2,702	—
Commercial – Non-owner Occupied	—	—	—
Residential – 1 to 4 Family	508	508	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,210	3,210	—
With an allowance recorded:
Commercial and Industrial	307	313	307
Construction	5,229	9,720	118
Real Estate Mortgage:
Commercial – Owner Occupied	2,184	2,184	32
Commercial – Non-owner Occupied	10,508	10,508	178
Residential – 1 to 4 Family	1,363	1,363	364
Residential – Multifamily	—	—	—
Consumer	—	—	—
	19,591	24,088	999
Total:
Commercial and Industrial	307	313	307
Construction	5,229	9,720	118
Real Estate Mortgage:
Commercial – Owner Occupied	4,886	4,886	32
Commercial – Non-owner Occupied	10,508	10,508	178
Residential – 1 to 4 Family	1,871	1,871	364
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$22,801	$27,298	$999

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	—	—	—
Residential – 1 to 4 Family	1,131	1,131	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,131	1,131	—
With an allowance recorded:
Commercial and Industrial	14	19	14
Construction	5,589	10,080	69
Real Estate Mortgage:
Commercial – Owner Occupied	2,441	2,441	36
Commercial – Non-owner Occupied	11,299	11,299	192
Residential – 1 to 4 Family	1,383	1,383	299
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,726	25,222	610
Total:
Commercial and Industrial	14	19	14
Construction	5,589	10,080	69
Real Estate Mortgage:
Commercial – Owner Occupied	2,441	2,441	36
Commercial – Non-owner Occupied	11,299	11,299	192
Residential – 1 to 4 Family	2,514	2,514	299
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$21,857	$26,353	$610

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$160	$10	$15	$—
Construction	5,290	43	5,735	48
Real Estate Mortgage:
Commercial – Owner Occupied	5,084	41	3,465	41
Commercial – Non-owner Occupied	11,742	112	11,773	155
Residential – 1 to 4 Family	2,260	13	2,302	10
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$24,536	$219	$23,290	$254

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$87	$11	$16	$1
Construction	5,410	132	5,830	145
Real Estate Mortgage:
Commercial – Owner Occupied	3,737	107	3,605	137
Commercial – Non-owner Occupied	11,488	441	11,988	451
Residential – 1 to 4 Family	2,480	26	2,751	37
Residential – Multifamily	—	—	—	—
Consumer	—	—	20	—
Total	$23,202	$717	$24,210	$771

Troubled debt restructurings (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $17.1 million and $18.8 million, respectively, at September 30, 2019 and December 31, 2018. We did not have any nonperforming TDR loans at December 31, 2018. We had one nonperforming TDR loan at September 30, 2019 in the amount of $283,000. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the performing TDR loans, we had specific reserves of $277,000 and $306,000 in the allowance at September 30, 2019 and December 31, 2018, respectively. We had specific reserve of $23,000 for nonperforming TDR at September 30, 2019. We had no nonperforming TDR loans at December 31, 2018. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2019 and December 31, 2018 is as follows:

At September 30, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$34,671	$—	$307	$—	$34,978
Construction	219,170	1,804	7,571	—	228,545
Real Estate Mortgage:
Commercial – Owner Occupied	132,533	—	2,702	—	135,235
Commercial – Non-owner Occupied	299,846	—	200	—	300,046
Residential – 1 to 4 Family	602,888	928	1,458	—	605,274
Residential – Multifamily	59,080	—	—	—	59,080
Consumer	13,084	—	—	—	13,084
Total	$1,361,272	$2,732	$12,238	$—	$1,376,242

At December 31, 2018	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$34,626	$—	$14	$—	$34,640
Construction	127,523	4,503	7,851	—	139,877
Real Estate Mortgage:
Commercial – Owner Occupied	135,617	—	—	—	135,617
Commercial – Non-owner Occupied	321,446	—	134	—	321,580
Residential – 1 to 4 Family	542,865	719	1,807	—	545,391
Residential – Multifamily	49,628	—	—	—	49,628
Consumer	14,424	—	—	—	14,424
Total	$1,226,129	$5,222	$9,806	$—	$1,241,157

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.29 billion and $1.18 billion at September 30, 2019 and December 31, 2018, respectively. The time deposits greater than $250,000 were $107.5 million and $59.5 million, respectively, at September 30, 2019 and December 31, 2018, respectively.

NOTE 6. OTHER ASSETS

The Company’s total other assets were $5.4 million and $2.8 million at September 30, 2019 and December 31, 2018, respectively.
The right of use (ROU) assets of our operating and finance leases included in the other assets were $1.2 million and $1.4 million at September 31, 2019, respectively. There were not any lease ROU assets recorded at December 31, 2018.

NOTE 7. OTHER LIABILITIES

The Company’s total other liabilities were $11.8 million and $9.1 million at September 30, 2019 and December 31, 2018, respectively.
The lease liabilities of our operating and finance included in the other liabilities were $1.2 million and $1.4 million at September 30, 2019, respectively. There were not any lease liabilities recorded at December 31, 2018.

NOTE 8. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME (LOSS)

The Company's total equity was $173.5 million and $155.0 million at September 30, 2019 and December 31, 2018, respectively.

Common stock dividend: On September 24, 2019, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of October 11, 2019 and paid the dividend on October 25, 2019. On June 25, 2019, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 12, 2019 and paid the dividend on July 26, 2019. On March 19, 2019, the Company declared a quarterly cash dividend of $0.14 per share to the common shareholders of record as of April 11, 2019 and paid the dividend on April 25, 2019. The Company also paid a cash dividend $1.5 million on the common stock on January 25, 2019 which had been declared in the fourth quarter of 2018.

Preferred stock dividend: The Company paid cash dividends in the aggregate amount of $27,500 to preferred stock holders during the nine months ended September 30, 2019.

Conversion of preferred stock: During the nine months ended September 30, 2019, preferred stockholders converted 724 shares of preferred shares into 90,532 shares of common stock.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture.

The changes in accumulated other comprehensive income (loss) consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Investment securities:
Net unrealized gains (losses) arising during the period	$152	$(218)
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized gains (losses) during the periods	(37)	54
Change in other comprehensive income	$115	$(164)

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Investment securities:
Net unrealized gains (losses) arising during the period	$922	$(1,062)
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized loss during the periods	(228)	258
Reclassification of prior tax effects	—	(27)
Change in other comprehensive income	$694	$(831)

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$7,764	$6,126	$22,293	$17,997
Less: Dividend on series B preferred stock	8	22	16	429
Net income available to common shareholders	7,756	6,104	22,277	17,568
Basic weighted-average common shares outstanding	10,770,009	10,168,991	10,758,811	9,350,068
Basic earnings per common share	$0.72	$0.60	$2.07	$1.88
Diluted earnings per common share
Net income available to common shares	$7,756	$6,104	$22,277	$17,568
Add: Dividend on series B preferred stock	8	22	16	429
Net income available to diluted common shares	7,764	6,126	22,293	17,997
Basic weighted-average common shares outstanding	10,770,009	10,168,991	10,758,811	9,350,068
Dilutive potential common shares	151,509	751,034	158,736	1,562,811
Diluted weighted-average common shares outstanding	10,921,518	10,920,025	10,917,547	10,912,879
Diluted earnings per common share	$0.71	$0.56	$2.04	$1.65

NOTE 10. FAIR VALUE

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of September 30, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	27,588	—	27,588
Collateralized mortgage-backed securities	—	43	—	43
Loans held for sale	—	148	—	148
Total	$—	$28,279	$—	$28,279
As of December 31, 2018
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	30,721	—	30,721
Collateralized mortgage-backed securities	—	57	—	57
Loans held for sale		419		419
Total	$—	$31,697	$—	$31,697

For the nine months ended September 30, 2019, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2019 and 2018.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2019
Collateral-dependent impaired loans	$—	$—	$8,803	$8,803
OREO	—	—	5,849	5,849
As of December 31, 2018
Collateral-dependent impaired loans	$—	$—	$6,921	$6,921
OREO	—	—	5,124	5,124
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

For a further discussion of the Company’s valuation methodologies for financial instruments measured at fair value, see the descriptions in the Company's 2018 Annual Report included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2019 and December 31, 2018:

September 30, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$151,680	$151,680	$151,680	$—	$—
Investment securities AFS	28,131	28,131	—	28,131	—
Investment securities HTM	1,153	1,419	—	1,419	—
Restricted stock	6,090	6,090	—	—	6,090
Loans held for sale	148	148	—	148	—
Loans, net	1,355,096	1,359,156	—	1,337,354	21,802
Accrued interest receivable	5,582	5,582	—	5,582	—

Financial Liabilities:
Non-time deposits	$705,831	$705,831	$—	$705,831	$—
Time deposits	587,217	592,247	—	592,247	—
Borrowings	118,053	127,034	—	127,034	—
Accrued interest payable	2,041	2,041	—	2,041	—

December 31, 2018	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$154,471	$154,471	$154,471	$—	$—
Investment securities AFS	31,278	31,278	—	31,278	—
Investment securities HTM	1,113	1,292	—	1,292	—
Restricted stock	5,858	5,858	—	—	5,858
Loans held for sale	419	419	—	419	—
Loans, net	1,222,082	1,209,223	—	1,187,975	21,248
Accrued interest receivable	5,191	5,191	—	5,191	—

Financial Liabilities:
Non-time deposits	$752,512	$752,512	$—	$752,512	$—
Time deposits	431,361	433,575	—	433,575	—
Borrowings	118,053	118,965	—	118,965	—
Accrued interest payable	1,390	1,390	—	1,390	—

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. On March 4, 2019, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 3, 2020. There were no outstanding borrowings on the letter of credit as of September 30, 2019.

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. At September 30, 2019 and December 31, 2018, unused commitments to extend credit amounted to approximately $202.1 million and $150.6 million, respectively. At the September 30, 2019 and December 31, 2018, we also had standby letters of credit with customers were $20.6 million and $19.3 million, respectively.
We provide banking services to customers that are licensed by various States to do business in the medical-use cannabis industry as growers, processors and dispensaries. Medical-use cannabis businesses are legal in these States, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
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
At September 30, 2019 and December 31, 2018, deposit balances from medical-use cannabis customers were approximately $215.9 million and $253.8 million, or 16.7% and 21.4% of total deposits, respectively, with two customers accounting for 24.9% and 65.9% of the total at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, there were cannabis-related loans in the amounts of $4.0 million and $970,000, respectively. We recorded approximately $134,400 and $38,300 of interest income in the nine months ended September 30, 2019 and 2018, respectively, related to these loans.
NOTE 12. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.5%. The Bank made one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At September 30, 2019 and December 31, 2018, the Company and Bank were both considered “well capitalized."

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios as set forth in the following tables:

Regulatory Capital Compliance
As of September 30, 2019	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$201,874	16.47%	$98,042	8.00%	$128,680	10.50%	$122,552	10.00%
Tier 1 risk-based capital	186,483	15.22%	73,531	6.00%	104,169	8.50%	98,042	8.00%
Tier 1 leverage	186,483	11.58%	64,439	4.00%	64,439	4.00%	80,548	5.00%
Tier 1 common equity	171,210	13.97%	55,148	4.50%	85,787	7.00%	79,659	6.50%
Parke Bank:
Total risk-based capital	$201,458	16.44%	$98,009	8.00%	$128,637	10.50%	$122,511	10.00%
Tier 1 risk-based capital	186,072	15.19%	73,507	6.00%	104,135	8.50%	98,009	8.00%
Tier 1 leverage	186,072	11.55%	64,422	4.00%	64,422	4.00%	80,528	5.00%
Tier 1 common equity	184,277	15.04%	55,130	4.50%	85,758	7.00%	79,632	6.50%

As of December 31, 2018	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$182,316	16.73%	$87,164	8.00%	$107,592	9.88%	$108,954	10.00%
Tier 1 risk-based capital	168,629	15.48%	65,373	6.00%	85,802	7.88%	87,164	8.00%
Tier 1 leverage	168,629	12.15%	55,503	4.00%	55,503	4.00%	69,378	5.00%
Tier 1 common equity	153,020	14.04%	49,029	4.50%	69,458	6.38%	70,820	6.50%
Parke Bank:
Total risk-based capital	$181,760	16.69%	$87,131	8.00%	$107,552	9.88%	$108,913	10.00%
Tier 1 risk-based capital	168,078	15.43%	65,348	6.00%	85,769	7.88%	87,131	8.00%
Tier 1 leverage	168,078	12.10%	55,569	4.00%	55,569	4.00%	69,461	5.00%
Tier 1 common equity	166,639	15.30%	49,011	4.50%	69,432	6.38%	70,794	6.50%

*The minimums under Basel III increase by .625% (the capital conservation buffer) annually until 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events after September 30, 2019 through the date the financial statements were issued or are available to be issued and determined that no other subsequent events than the one disclosed above warranted recognition in or disclosure in the interim financial statements.

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

At September 30, 2019, we had total assets of $1.60 billion, and total equity of $173.5 million. Net income available to common shareholders for three and nine months ended September 30, 2019 was $7.8 million and $22.3 million, respectively.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Income: Our net income available to common shareholders for the third quarter of 2019 increased $1.7 million, or 27.1%, to $7.8 million compared to $6.1 million for the same period last year. Earnings per share were $0.72 per basic common share and $0.71 per diluted common share for the third quarter of 2019 compared to $0.60 per basic common share and $0.56 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $4.4 million increase in interest income and a $201,000 increase in non-interest income, partially offset by a $2.2 million increase in interest expense, a $300,000 increase in the provision for loan and lease losses and a $531,000 increase in non-interest expense.

Net Interest Income: Our net interest income increased $2.2 million, or 18.0%, to $14.5 million for the third quarter of 2019 compared to $12.3 million for the third quarter of 2018. Interest income for the third quarter of 2019 increased to $20.4 million, an increase of $4.4 million, or 27.5%, from $16.0 million for the third quarter of 2018. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Also contributing was a $676,000 increase in interest income for the third quarter of 2019 resulting from federal funds sold and interest on deposits with banks. Interest expense increased to $5.9 million for the three months ended September 30, 2019, from $3.7 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.
Provision for loan losses: The provision for loan losses increased $300,000 for the third quarter of 2019 to $900,000 compared to $600,000 for the same period last year. The increase was due primarily to higher average loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.
Non-interest Income: Our non-interest income was $1.3 million for the three months ended September 30, 2019, an increase of $201,000 compared to $1.1 million for the same period last year. The increase was primarily attributable to an increase in fee income from deposit accounts and increase in gain on sale of SBA loans. The fee income for the three months ended September 30, 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $442,000, compared to $18,000 for the same period last year. The fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 11. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest Expense: Our non-interest expense increased $531,000 to $4.5 million for the three months ended September 30, 2019, from $3.9 million for the three months ended September 30, 2018. The increase was primarily due to a $187,000 increase in compensation and benefits and a $325,000 increase in professional services expense.

Income Tax: Income tax expense was $2.6 million on income before taxes of $10.4 million for the three months ended September 30, 2019, resulting in an effective tax rate of 24.5%, compared to income tax expense of $2.6 million on income before taxes of $8.8 million for the same period of 2018, resulting in an effective tax rate of 29.6%.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net income: Our net income available to common shareholders for the nine months ended September 30, 2019 increased $4.7 million, or 26.8%, to $22.3 million compared to $17.6 million for the nine months ended September 30, 2018. Earnings per share were $2.07 per basic common share and $2.04 per diluted common share for the nine months ended September 30, 2019 compared to $1.88 per basic common share and $1.65 per diluted common share for the same period last year. The increase in the net income available to common shareholders primarily resulted from a $14.2 million increase in interest income, partially offset by a $6.9 million increase in interest expense, a $1.3 million increase in noninterest expense, and a $850,000 increase in the provision for loan losses.

Net interest income: Our net interest income increased $7.3 million, or 21.0% to $42.2 million for the nine months ended September 30, 2019, compared to $34.9 million for the same period last year. Interest income for the nine months ended September 30, 2019 increased to $58.6 million, an increase of $14.2 million, or 32.0%, from $44.4 million for the same period of 2018. The increase in interest income resulted from the combined effects of higher average loan balances and higher yields. Also contributing was the $1.8 million increase in interest income for the nine months ended September 30, 2019, resulting from federal funds sold and interest on deposits with banks. Interest expense increased to $16.4 million for the nine months ended September 30, 2019 from $9.5 million for the same period of 2018. The increase was attributable to the combined effects of an increase in average interest bearing deposits and an increase in the average rates paid on deposits and borrowings.

Provision for loan losses: The provision for loan losses was $2.1 million for the nine months ended September 30, 2019 compared to the provision for loan losses of $1.2 million for the same period last year. The $850,000 increase was due primarily to higher average loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.
Non-interest income: Our non-interest income was $3.0 million for the nine months ended September 30, 2019, an increase of $373,000, or 14.3%, compared to $2.6 million for the same period last year. The increase was primarily attributable to an increase in fee income from deposit accounts and decreased net loss on the sale of OREO, partially offset by decreased gains on sale of SBA loans and a decrease from loan fees. The fee income for the nine months ended September 30, 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $1.2 million, compared to $38,000 for the same period last year. The fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 11. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense increased $1.3 million to $13.1 million for the nine months ended September 30, 2019, from $11.8 million for the nine months ended September 30, 2018. The increase was primarily due to a $740,000 increase in compensation expense, a $445,000 increase in professional services expense, and a $126,000 increase in data processing cost reflecting the growth of the business.

Income Tax: Income tax expense was $7.3 million on income before taxes of $30.0 million for the nine months ended September 30, 2019, resulting in an effective tax rate of 24.5%, compared to income tax expense of $6.4 million on income before taxes of $24.5 million for the same period of 2018, resulting in an effective tax rate of 26.0%.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,342,554	$19,113	5.65%	$1,142,427	$15,337	5.33%
Investment securities	36,085	284	3.12%	41,602	333	3.18%
Federal funds sold and other interest bearing deposits with banks	189,058	1,021	2.14%	72,232	345	1.89%
Total interest-earning assets	1,567,697	20,418	5.17%	1,256,261	16,015	5.06%
Other assets	63,846			57,199
Allowance for loan losses	(20,576)			(17,504)
Total assets	$1,610,967			$1,295,956
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	52,977	$82	0.61%	50,274	68	0.54%
Money markets	208,933	1,118	2.12%	182,037	806	1.76%
Savings	109,221	144	0.52%	149,591	200	0.53%
Time deposits	446,954	2,764	2.45%	330,506	1,386	1.66%
Brokered certificates of deposit	120,950	807	2.65%	102,124	591	2.30%
Total interest-bearing deposits	939,035	4,915	2.08%	814,532	3,051	1.49%
Borrowings	118,053	1,012	3.40%	118,216	686	2.30%
Total interest-bearing liabilities	1,057,088	5,927	2.22%	932,748	3,737	1.59%
Non-interest bearing deposits	368,981			206,767
Other liabilities	13,219			8,176
Total non-interest bearing liabilities	382,200			214,943
Equity	171,679			148,265
Total liabilities and shareholders’ equity	$1,610,967			$1,295,956
Net interest income		$14,491			$12,278
Interest rate spread			2.95%			3.47%
Net interest margin			3.67%			3.88%

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(amounts in thousands, except percentages)
Assets
Loans	$1,302,672	$55,077	5.65%	$1,079,771	$42,593	5.27%
Investment securities	37,372	889	3.18%	43,289	1,014	3.13%
Federal funds sold and other interest bearing deposits with banks	156,256	2,633	2.25%	62,662	798	1.70%
Total interest-earning assets	1,496,300	58,599	5.24%	1,185,722	44,405	5.01%
Other assets	60,439			57,360
Allowance for loan losses	(20,040)			(17,222)
Total assets	$1,536,699			$1,225,860
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	54,490	251	0.62%	52,366	194	0.50%
Money markets	205,353	3,319	2.16%	168,317	1,892	1.50%
Savings	116,898	458	0.52%	159,605	634	0.53%
Time deposits	411,540	7,126	2.32%	306,836	3,399	1.48%
Brokered certificates of deposit	111,514	2,244	2.69%	100,583	1,505	2.00%
Total interest-bearing deposits	899,795	13,398	1.99%	787,707	7,624	1.29%
Borrowings	118,192	2,987	3.38%	119,262	1,882	2.11%
Total interest-bearing liabilities	1,017,987	16,385	2.15%	906,969	9,506	1.40%
Non-interest bearing deposits	341,580			168,296
Other liabilities	11,700			7,520
Total non-interest bearing liabilities	353,280			175,816
Equity	165,432			143,075
Total liabilities and shareholders’ equity	$1,536,699			$1,225,860
Net interest income		$42,214			$34,899
Interest rate spread			3.09%			3.61%
Net interest margin			3.77%			3.94%

Financial Condition
General
At September 30, 2019, the Company’s total assets were $1.60 billion, an increase of $131.1 million, or 8.9%, from December 31, 2018. The increase in total assets was primarily attributable to the increase in total loans outstanding, primarily construction and residential 1 - 4 family mortgage loans, which increased $88.7 million and $59.9 million, respectively, to $228.5 million and $605.3 million at September 30, 2019, respectively, compared to the balances at December 31, 2018.

Total liabilities were $1.42 billion at September 30, 2019. This represented a $112.5 million, or 8.6%, increase from $1.31 billion at December 31, 2018. The increase in total liabilities was primarily due to an increase in total deposits, which increased $109.2 million, or 9.2%, to $1.29 billion at September 30, 2019, from $1.18 billion at December 31, 2018.
Total equity was $173.5 million and $155.0 million at September 30, 2019 and December 31, 2018, respectively, an increase of $18.5 million from December 31, 2018, with the increase primarily due to the retention of income from the period.

The following table presents certain key condensed balance sheet data as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Cash and cash equivalents	$151,680	$154,471
Investment securities	29,284	32,391
Loans held for sale	148	419
Loans, net of unearned income	1,376,242	1,241,157
Allowance for loan losses	(21,146)	(19,075)
Total assets	1,598,487	1,467,398
Total deposits	1,293,048	1,183,873
FHLBNY borrowings	104,650	104,650
Subordinated debt	13,403	13,403
Total liabilities	1,424,943	1,312,402
Total equity	173,544	154,996
Total liabilities and equity	1,598,487	1,467,398

Cash and cash equivalents

Cash and cash equivalents decreased $2.8 million to $151.7 million at September 30, 2019 from $154.5 million at December 31, 2018, an decrease of 1.8%. The decrease was primarily due to the use of cash outflows to invest in loans.

Investment securities

Total investment securities decreased to $29.3 million at September 30, 2019, from $32.4 million at December 31, 2018, a decrease of $3.1 million or 9.6%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities to the unaudited consolidated financial statements.

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

At September 30, 2019, the total balance of loans held for sale and loan receivable net of unearned income, were $1.38 billion, a $134.8 million increase compared to December 31, 2018.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had loans held for sale totaling $148,000 and $419,000 at September 30, 2019 and December 31, 2018, respectively.

Loans receivable: Loans receivable increased to $1.38 billion at September 30, 2019 from $1.24 billion at December 31, 2018. The increase was primarily due to loan growth in the construction and the residential 1 - 4 family mortgage loan portfolios. Loans receivable, excluding loans held for sale, as of September 30, 2019 and December 31, 2018, consisted of the following:

	September 30, 2019		December 31, 2018
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$34,978	2.5%	$34,640	2.8%
Construction	228,545	16.6%	139,877	11.3%
Real Estate Mortgage:
Commercial – Owner Occupied	135,235	9.8%	135,617	10.9%
Commercial – Non-owner Occupied	300,046	21.8%	321,580	25.9%
Residential – 1 to 4 Family	605,274	44.0%	545,391	43.9%
Residential – Multifamily	59,080	4.3%	49,628	4.0%
Consumer	13,084	1.0%	14,424	1.2%
Total Loans	$1,376,242	100.00%	$1,241,157	100.00%

Deposits

At September 30, 2019, the Bank’s total deposits increased to $1.29 billion from $1.18 billion at December 31, 2018, an increase of $109.2 million, or 9.2%. The increase in deposits was primarily due to the increase in the time deposits, partially offset by decreases in other deposit categories.

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Noninterest-bearing	$329,356	$360,329
Interest-bearing
Checking	53,483	52,721
Savings	107,867	131,127
Money market	215,125	208,335
Time deposits	587,217	431,361

Total deposits	$1,293,048	$1,183,873

Borrowings

Total borrowings were $118.1 million at September 30, 2019, unchanged from December 31, 2018.

Equity

Total equity increased to $173.5 million at September 30, 2019 from $155.0 million at December 31, 2018, an increase of $18.5 million, or 12.0%, primarily due to the retention of earnings from the period.

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

Allowance for Loan and Lease Losses

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
At September 30, 2019, the allowance for loan losses was $21.1 million, as compared to $19.1 million at December 31, 2018. The ratios of the allowance for loan losses to total loans was 1.54% at September 30, 2019 and December 31, 2018. The ratio of the allowance for loan losses to non-performing assets decreased to 182.8% at September 30, 2019, compared to 232.9% at December 31, 2018. During the nine months ended September 30, 2019, the Company charged off loans totaling $56,000 and recovered loans totaling $77,000, compared to $95,000 of loans charged off in the nine months ended September 30, 2018, and $280,000 in loan recoveries. Specific allowances for loan losses have been established in the amount of $999,000 at September 30, 2019, as compared to $610,000 on impaired loans at December 31, 2018. We have established reserves for all losses that we believe are both probable and reasonably estimable at September 30, 2019 and December 31, 2018. There can be no assurances, however, that further additions to the allowance will not be required in future periods.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the period	$19,075	$16,533
Charge-offs:
Commercial and Industrial	—	—
Construction:	—	(27)
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	(49)
Residential – 1 to 4 Family	(56)	—
Residential – Multifamily	—	—
Consumer	—	(19)
Total charge - offs	(56)	(95)

Recoveries:
Commercial and Industrial	12	40
Construction:	6	—
Real Estate Mortgage:
Commercial – Owner Occupied	18	153
Commercial – Non-owner Occupied	36	61
Residential – 1 to 4 Family	5	26
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	77	280

Net recoveries	21	185
Provisions for loan and lease losses	2,050	1,200
Balance at the end of the period	$21,146	$17,918

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
Delinquent loans totaled $5.8 million, or 0.4% of total loans at September 30, 2019, an increase of $2.4 million from December 31, 2018. At September 30, 2019, loans 30 to 89 days delinquent totaled $66,000, a decrease of $231,000 from December 31, 2018. Loans delinquent 90 days or more and not accruing interest totaled $5.7 million or 0.4% of total loans at September 30, 2019, an increase of $2.7 million from $3.1 million, or 0.2% of total loans at December 31, 2018. The increase in nonperforming loans was primarily related to loan relationship with one borrower. The two largest nonperforming loan relationships as of September 30, 2019 were a $1.4 million construction loan and an aggregate of $2.7 million in loans to one borrower secured by farmland, which was partially guaranteed by a Federal government agency.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at September 30, 2019

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$307	$—	$34,671	$34,978	0.88%
Construction	—	—	1,365	—	227,180	228,545	0.60%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,702	—	132,533	135,235	2.00%
Commercial – Non-owner Occupied	—	—	—	—	300,046	300,046	—%
Residential – 1 to 4 Family	20	46	1,346	—	603,862	605,274	0.22%
Residential – Multifamily	—	—	—	—	59,080	59,080	—%
Consumer	—	—	—	—	13,084	13,084	—%
Total Loans	$20	$46	$5,720	$—	$1,370,456	$1,376,242	0.42%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At September 30, 2019 and December 31, 2018, we had $22.8 million and $21.9 million, respectively, of loans deemed impaired. Impaired loans at September 30, 2019 included $17.4 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We reported performing TDR loans (not reported as non-accrual loans) of $17.1 million and $18.8 million, respectively, at September 30, 2019 and December 31, 2018. Nonperforming TDR loans at September 30, 2019 was $283,000. We did not report any nonperforming TDR loans at December 31, 2018.There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

Other Real Estate Owned (OREO)

OREO at September 30, 2019 was $5.8 million, compared to $5.0 million at September 30, 2018 with the largest property being a non-owner occupied real estate property that had a carrying valued at $2.1 million at September 30, 2019.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,124	$7,248
Real estate acquired in settlement of loans	2,323	1,057
Sales of OREO, net	(1,456)	(2,836)
Valuation adjustments	(142)	(455)
Balance at end of period	$5,849	$5,014

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2019, our cash position was $151.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve Bank.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of September 30, 2019, the Company had lines of credit with the FHLBNY of $348.9 million, of which $104.7 million was outstanding at September 30, 2019. We also have an unsecured short term borrowing facility with the Atlantic Community Bankers Bank ("ACBB") for the purchase of federal funds for an amount $10.0 million. At September 30, 2019, there was no outstanding balances under the borrowing facility.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At September 30, 2019, the Company's investment securities portfolio classified as available for sale was $28.1 million.

We had outstanding loan commitments of $202.1 million at September 30, 2019. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Operating cash flows were $25.2 million in the nine months ended September 30, 2019, compared to $18.9 million for the same period in 2018. The increase in operating cash flow was primarily due to higher interest income and other cash inflows in the current year, principally reflecting increased cash inflows from loan interest, partially offset by the increased interest payment on deposits and increased payment on income tax.
Cash used for investing was $132.5 million in the nine months ended September 30, 2019, compared to $160.4 million in the prior year period. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.
Cash from financing was $104.4 million in the nine months ended September 30, 2019, compared to cash from financing of $186.2 million in the same period of last year. The current year included $109.2 million of cash inflows from deposits partially offset by $4.8 million of dividend payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $18.5 million from December 31, 2018, predominantly from the Company’s net income of $22.6 million from the period, net of common and preferred stock dividends of $5.0 million.
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

Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2019, the Bank and the Company were both considered “well capitalized,”
The following table presents the regulatory capital and ratios of the Company and the Bank at September 30, 2019:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Total risk-based capital	$201,874	16.47%	$201,458	16.44%
Tier 1 risk-based capital	186,483	15.22%	186,072	15.19%
Tier 1 leverage	186,483	11.58%	186,072	11.55%
Tier 1 common equity	171,210	13.97%	184,277	15.04%

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require the payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At September 30, 2019 and December 31, 2018, unused commitments to extend credit amounted to approximately $202.1 million and $150.6 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the September 30, 2019 and December 31, 2018, standby letters of credit with customers were $20.6 million and $19.3 million, respectively.
We also have an unsecured short term borrowing facility with the ACBB for the purchase of federal funds for an amount $10.0 million. At September 30, 2019, there were no outstanding balances under the borrowing facility.

We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2019, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.
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

The majority of our assets recorded at fair value are included in the securities available for sale portfolio. The fair values of our available for sale securities are provided by independent third-party valuation services. We also have a small portfolio of SBA loans recorded at fair value which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned (OREO) is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 10. Fair Value to the unaudited consolidated financial statements for further information.
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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of shares of our common stock during the nine months ended September 30, 2019.

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

PARKE BANCORP, INC.

Date:	November 7, 2019	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2019	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)