Form 10-K
period 2019-12-31
PARKE BANCORP, INC.
filed 2020-03-13
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File No. 000-51338

PARKE BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

New Jersey	65-1241959
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Delsea Drive, Washington Township, New Jersey	08080
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 856-256-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	PKBK	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compliance with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 28, 2019, was approximately $213.2 million.

As of March 1, 2020 there were 10,772,057 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2019 (Parts II and IV)

2.	Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

At December 31, 2019, we had total assets of $1.68 billion, including loans $1.42 billion, total deposits of $1.34 billion and total equity of $179.4 million.

Market Area

Substantially all of the Bank’s business is with customers in its market areas of Southern New Jersey and the Philadelphia area of Pennsylvania. We have carefully expanded our lending footprint in other areas also. Most of the Bank’s customers are individuals and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance.

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
At December 31, 2019 and 2018, deposit balances from medical-use cannabis customers were approximately $129.2 million and $253.8 million, or 9.6% and 21.4% of total deposits, respectively, with two customers accounting for 13.6% and 65.9% of the total at December 31, 2019 and 2018. At December 31, 2019 and 2018, there were cannabis-related loans in the amounts of $5.5 million and $970,000, respectively. We recorded approximately $183,000 and $51,000 of interest incomes in 2019 and 2018, respectively, related to these loans.

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2019, the Bank’s loan to one borrower limit was approximately $32.1 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2019, the Bank’s largest loan to one borrower was a combination loan/line of credit with a balance of loan and line of credit of $21.8 million that were secured by mix of real estate, construction assets and other commercial assets. At December 31, 2019, These loans were current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods for determining concentrations of credit risk and maintain discipline in the lending with a focus on portfolio diversification. The Bank limits on loans to one borrower, one industry as well as product concentrations. At December 31, 2019, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing troubled debt restructurings (“TDRs”), were $22.1 million, $21.9 million, $25.5 million, $36.4 million, and $42.2 million at December 31, 2019, 2018, 2017, 2016, and 2015 respectively. Included in impaired loans at December 31, 2019, 2018, 2017, 2016, and 2015 were $17.0 million, $18.8 million, $21.2 million, $28.1 million, and $32.2 million, respectively, of loans classified as TDRS as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$286	$14	$17	$159	$740
Construction	1,365	1,365	1,392	3,241	5,204
Real Estate Mortgage:
Commercial - Owner Occupied	2,702	—	155	430	358
Commercial - Non-Owner Occupied	70	—	597	3,958	4,002
Residential - 1 to 4 Family	925	1,686	2,292	3,095	3,255
Residential – Multifamily	—	—	—	308	—
Consumer	—	—	81	107	—
Total non-accrual loans	5,348	3,065	4,534	11,298	13,559
Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Construction	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$5,348	$3,065	$4,534	$11,298	$13,559
Total non-performing loans as a percentage of loans	0.38%	0.25%	0.45%	1.30%	1.79%

As of December 31, 2019, there was $6.4 million in loans which were not then on non-accrual status or a TDR but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing in the future.

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. At December 31, 2019, the Bank had $5.3 million in loans that were on a non-accrual basis. Interest income of $34,000 was recognized on these loans during the year ended December 31, 2019. Gross interest income of $219,000 would have been recorded during the year ended December 31, 2019, if these loans had been performing in accordance with their terms.

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

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. All of the Bank’s loans rated “substandard” and worse are also on non-accrual and deemed impaired. There were no loans classified as Doubtful at December 31, 2019.

At December 31, 2019, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	$5,195
Substandard	11,751
$16,946

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2019 was $4.7 million. Real estate owned consisted of 9 properties, the largest being a commercial building carried at $2.0 million as of December 31, 2019.

Allowance for Losses on Loans. It is the policy of management to estimate for possible losses on all loans in its portfolio, whether classified or not. A provision for loan losses is charged to operations based on management’s evaluation of the inherent losses estimated to have occurred in the Bank’s loan portfolio.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of the period	$19,075	$16,533	$15,580	$16,136	$18,043
Charge-offs:
Commercial and Industrial	—	(128)	(134)	(76)	(1,554)
Construction	—	(27)	(687)	(1,081)	(2,983)
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	(430)	—	—
Commercial - Non-Owner Occupied	—	(49)	(622)	(154)	(638)
Residential - 1 to 4 Family	(56)	—	(118)	(704)	(504)
Residential – Multifamily	—	—	(50)	(45)	—
Consumer	—	(19)	—	(6)	(1)
Total charge-offs:	(56)	(223)	(2,041)	(2,066)	(5,680)
Recoveries:
Commercial and Industrial	16	47	45	8	121
Construction	6	600	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	26	189	113	1	66
Commercial - Non-Owner Occupied	39	86	319	—	398
Residential - 1 to 4 Family	5	43	17	39	148
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries:	92	965	494	48	733
Net charge-offs	36	742	(1,547)	(2,018)	(4,947)
Provision for loan losses	2,700	1,800	2,500	1,462	3,040
Balance at end of period	$21,811	$19,075	$16,533	$15,580	$16,136
Period-end loans outstanding (net of deferred costs/fees)	$1,420,749	$1,241,157	$1,011,717	$851,953	$758,501
Average loans outstanding	$1,326,691	$1,110,915	$923,271	$800,677	$731,032
Allowance as a percentage of period end loans	1.54%	1.54%	1.63%	1.83%	2.13%
Loans charged off as a percentage of average loans outstanding	—%	0.02%	0.22%	0.26%	0.78%

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2019, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2019, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.34 billion at December 31, 2019. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $130.6 million, $92.4 million and $83.5 million at December 31, 2019, 2018 and 2017, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network ("Promontory") during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $130.6 million, $92.4 million and $83.5 million at December 31, 2019, 2018 and 2017, respectively.

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

Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. At December 31, 2019, we had $134.7 million in FHLB advances with a weighted average rate of 2.79%. Outstanding advances from the FHLB had fixed rates ranging from 1.85% to 3.11% at December 31, 2019. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying loans with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB. As of December 31, 2019, our FHLB stock investment totaled $7.4 million. Borrowings from the FHLB outstanding during 2019, 2018, and 2017 had maturities of ten years or less. At December 31, 2019, we also had $13.4 million of trust preferred debentures outstanding. Interest rates of these trust preferred securities are reset quarterly at base rate plus three-month LIBOR. The interest rates on $10.3 million and $3.1 million of the trust preferred debentures were 3.57% and 3.39%, respectively, at December 31, 2019.

The following table sets forth information regarding the Bank’s FHLB advances:

	December 31,
	2019	2018	2017
	(Amounts in thousands, except rates)
Amount outstanding at year end	$134,650	$104,650	$114,650
Weighted average interest rates at year end	2.41%	2.67%	1.76%
Maximum outstanding at any month end	$134,650	$134,650	$114,650
Average outstanding	$107,795	$105,883	$91,705
Weighted average interest rate during the year	2.79%	2.00%	1.53%

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

Personnel

At December 31, 2019, the Bank had 84 full-time and 17 part-time employees.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Economic Growth, Regulatory Relief and Consumer Protection Act
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) was enacted. EGRRCPA provided targeted regulatory relief to institutions of all sizes. For community banks and their holding companies, the most significant provisions include (i) an increase in the limit for applicability of the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $1 billion to $3 billion in total assets; (ii) an extension of the period between examinations from 12 months to 18 months for well managed institutions; (iii) the elimination of the Volcker Rule’s proprietary trading prohibitions for most community banks; (iv) the establishment of a Community Bank Leverage Ratio, which would allow community banks to satisfy all applicable capital requirements by maintaining a leverage capital ratio of between 8 and 10 percent; (v) Home Mortgage Disclosure Act (“HMDA”) relief for institutions originating fewer than 500 closed-end or 500 open-end mortgage loans in each of the preceding two calendar years provided the institutions also have a CRA rating of satisfactory or better; (vi) changes to the definition of a “brokered deposit” under the FDIC’s regulations; (vii) the creation of a safe harbor under the “ability to pay” rules and definition of “qualified mortgage” and (viii) various other regulatory relief provisions. While certain of the provisions were immediately effective, others require rulemaking with such rules in various stages of being finalized.

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

Source of Strength Doctrine. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act and the Federal Reserve Board’s bank holding company regulations. Under the BHC Act and Federal Reserve Board regulation, the Company generally may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHC Act and (2) any BHC Act activity the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve Board has determined to be so closely related to the business of banking as to be a proper incident thereto.

In addition, a bank holding company that qualifies to be treated as a “financial holding company” and submits a financial holding company notice to the Federal Reserve Board may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance agency and underwriting, and making merchant banking investments. The Company has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” Under the Federal Reserve Board’s Small Bank Holding Company Policy Statement, however, such regulatory capital requirements generally do not apply on a consolidated basis to a bank holding company with total assets of less than $3 billion unless the holding company: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Federal Reserve Board may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

Dividends. The Company is subject to various restrictions relating to the payment of dividends. The Federal Reserve Board has issued guidance indicating that bank holding companies should generally pay dividends only if the company’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s guidance also states that a bank holding company should inform and consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

As a majority of the Company’s revenues result from dividends paid to the Company by the Bank, the Company’s ability to pay dividends to our shareholders largely depends on the receipt of such dividends from the Bank. The Bank is subject to various laws and regulations limiting the amount of dividends that it can pay. Under New Jersey law, no dividend may be paid if the dividend would impair the capital stock of the Bank. In addition, no dividend may be paid unless the Bank would, after payment of the dividend, have a surplus of at least 50% of its capital stock (or if the payment of dividend would not reduce surplus). Finally, if the Bank does not maintain the capital conservation buffer required by applicable regulatory capital rules, its ability to pay dividends or other capital distributions to the Company will be limited. See “- Regulation of the Bank - Regulatory Capital Requirements.”

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

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation and supervision of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the Bank is subject to regulation and supervision of the FDIC. The regulations of the FDIC and the New Jersey Department of Banking and Insurance affect virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters. The New Jersey Department of Banking and Insurance and the FDIC regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements.

Federal Deposit Insurance. The FDIC insures deposits at federally insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC up to a maximum of $250,000 per separately insured depositor.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.

The FDIC’s currently effective deposit insurance assessment range (inclusive of possible adjustments) for most insured depository institutions is 1.5 basis points to 30 basis points of total assets less tangible equity. The FDIC has the authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what the FDIC assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Regulatory Capital Requirements. The Bank is required to maintain specified levels of regulatory capital under federal banking regulations. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

A new comprehensive regulatory capital framework, conforming applicable federal banking regulations to international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III,” became effective January 1, 2015 (with certain final changes taking effect on January 1, 2019). The revised capital rules apply to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement.

Under the revised regulatory capital rules, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Pursuant to EGRRCPA, the federal banking agencies may only apply a heightened risk weight to a higher volatility commercial real estate exposure that constitutes a higher volatility commercial real estate acquisition, development or construction loan as defined in EGRRCPA and which was originated on or after January 1, 2015.

In addition to imposing higher capital requirements, the capital rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for common equity Tier 1 capital, 8.5% for Tier 1 capital and 10.5% for Total capital.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

Prompt Corrective Regulatory Action. Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the implementing regulations, in order to be considered well capitalized, a bank must have a ratio of common equity Tier 1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%.  In order to be considered adequately capitalized, a bank must have the minimum capital ratios required by the regulatory capital rule described above. Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, a bank may be assigned to a lower capital category than would otherwise apply based on its capital ratios. A bank that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.  A bank that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required.  A bank with a ratio of tangible equity to total assets of 2.0% or less is subject to the appointment of the FDIC as receiver if its capital level does not improve within 90 days.

As of December 31, 2019, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 13 of Notes to Consolidated Financial Statements.

Regulatory Capital Simplification - Community Bank Leverage Ratio. EGRRCPA, enacted in May 2018, simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements.

On September 17, 2019, the federal banking agencies issued a final rule implementing the CBLR provisions of EGRRCPA. The final interagency rule introduces an optional CBLR framework that is designed to reduce regulatory burdens by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework under the final rule, a community banking organization must have a tier 1 leverage ratio of at least 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will not be required to calculate, or to report, compliance with risk-based capital requirements and will be considered to have met the well capitalized ratio requirements under the prompt corrective action regulations. The rule includes a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the 9 percent leverage ratio requirement, generally would still be deemed well capitalized so long as the banking organization maintains a leverage ratio greater than 8 percent. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable capital rules.

The CBLR framework became effective January 1, 2020 and will be available for qualifying community banking organizations to use in their March 31, 2020 Call Reports. The Company is currently evaluating whether to opt into the CBLR framework.

Bank Secrecy Act / Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Transactions with Related Parties. The Bank is subject to the Federal Reserve Board’s Regulation W, which implements the restrictions of Sections 23A and 23B of the Federal Reserve Act on transactions between a bank and its “affiliates.” The sole “affiliate” of the Bank, as defined in Regulation W, is the Company. Section 23A and Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with its affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B and Regulation W also require a bank’s transactions with affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is also subject to certain restrictions under Sections 22(g) and 22(h) of the Federal Reserve Act on extensions of credit to the executive officers, directors, principal shareholders of the Bank and the Company, as well as to entities controlled by such persons. Among other things and subject to certain exceptions, these provisions generally require that the Bank’s extensions of credit to the insiders of the Bank and the Company must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. The Bank received a “satisfactory” rating in its most recent Community Reinvestment Act examination.

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. The Bank opened two new offices, a full service office in Collingswood, New Jersey, opened in September 2016, and a full service office in Philadelphia, Pennsylvania, opened December 2016. Both the new offices are leased. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2019, net property and equipment totaled approximately $6.9 million.

Item 3.	Legal Proceedings

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. Following extensive motion practice over the course of several years, the Court dismissed all of the Plaintiffs’ claims against the Parke Parties, and each of them, with prejudice. Plaintiffs have now appealed the case to the United States Circuit Court of Appeals for the Third Circuit. The Third Circuit has rendered their decision and they have denied the Plaintiff’s appeal.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The information contained under the section captioned “Common and Preferred Stocks” in the Company’s 2019 Annual Report filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference.

(b)	Not applicable.

(c)	There were no repurchases of shares of the Company’s Common Stock during the last quarter of 2019.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in the Annual Report is incorporated herein by reference.

2. Changes in internal control over financial reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3. Internal control over financial reporting

The effectiveness of the Company’s internal control over financial reporting at December 31, 2019, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in in the Company’s financial statements that are contained in the Annual Report. Such report is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the headings “Proposal I - Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Executive Compensation,” and “Director Compensation,” in the Proxy Statement is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2019, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by shareholders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2015 Equity incentive plan	270,676	14.80	357,203
Total	270,676	$14.80	357,203

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

• Management’s Report on Internal Controls

• Report of Independent Registered Public Accounting Firm Regarding Internal Controls

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of December 31, 2019 and 2018

• Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018

• Consolidated Statements of Equity for the Years Ended December 31, 2019 and 2018

• Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

• Notes to Consolidated Financial Statements

2	Schedules omitted as they are not applicable.

3	The following exhibits are included in this Report or incorporated herein by reference:

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
3.2	Bylaws of Parke Bancorp, Inc. (1)
3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
4.2	Description of Capital Stock of Parke Bancorp, Inc.
10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
10.2	Supplemental Executive Retirement Plan (1)
10.7	2015 Equity Incentive Plan (4)
10.8	SERP Agreement with Elizabeth A. Milavsky (5)

10.9	SERP Agreement with John F. Hawkins (5)
10.10	Management Change in Control Severance Agreement with Elizabeth A. Milavsky (3)
10.11	Management Change in Control Severance Agreement with John F. Hawkins (3)
10.12	Management Change in Control Severance Agreement with Paul Palmieri (3)
10.13	Management Change in Control Severance Agreement with Ralph Gallo (3)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2019
21	Subsidiaries of the Registrant
23	Consent of RSM US LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO & CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

(1)	Incorporated by Reference to the Company’s Current Report on Form S-4 filed with the SEC on January 31, 2005.

(2)	Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.

(3)	Incorporated by Reference to Company’s Registration Statement on Form 8-K filed with the SEC on July 20, 2016.

(4)	Incorporated by Reference to Company's Current Report on Form S-8 filed with the SEC on November 16, 2015.

(5)	Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on January 22, 2016.

Item 16.    Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 13, 2020	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2020.

/s/ Celestino R. Pennoni	/s/ Vito S. Pantilione
Celestino R. Pennoni	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Daniel J. Dalton
Jack C. Sheppard, Jr.	Daniel J. Dalton
Director	Director

/s/ Fred G. Choate	/s/ Edward Infantolino
Fred G. Choate	Edward Infantolino
Director	Director

/s/ Jeffrey H. Krippitz	/S/ Elizabeth A. Milavsky
Jeffrey H. Krippitz	Elizabeth Milavsky
Director	Director

/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)