Form 10-Q
period 2020-03-31
PARKE BANCORP, INC.
filed 2020-05-08
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020.
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

As of May 1, 2020, there were 11,849,118 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$18,053	$10,082
Interest bearing deposits with banks	265,138	181,525
Cash and cash equivalents	283,191	191,607
Investment securities available for sale, at fair value	26,022	26,613
Investment securities held to maturity (fair value of $1,441 at March 31, 2020 and $1,430 at December 31, 2019)	1,181	1,167
Total investment securities	27,203	27,780
Loans held for sale	193	190
Loans, net of unearned income	1,468,204	1,420,749
Less: Allowance for loan losses	(23,219)	(21,811)
Net loans	1,444,985	1,398,938
Accrued interest receivable	6,358	6,069
Premises and equipment, net	6,901	6,946
Other real estate owned	3,950	4,727
Restricted stock	7,440	7,440
Bank owned life insurance (BOLI)	26,556	26,410
Deferred tax asset	6,117	6,285
Other	2,662	4,768
Total Assets	$1,815,556	$1,681,160
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$351,892	$259,269
Interest-bearing deposits	1,117,438	1,079,950
Total deposits	1,469,330	1,339,219
FHLBNY borrowings	134,650	134,650
Subordinated debentures	13,403	13,403
Accrued interest payable	1,968	2,260
Other	11,335	12,204
Total liabilities	1,630,686	1,501,736
Equity
Preferred stock,1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 500 shares outstanding at March 31, 2020 and December 31, 2019, respectively	500	500
Common stock, $.10 par value; authorized 15,000,000 shares; Issued:12,133,640 shares and 12,132,855 shares at March 31, 2020 and Dec. 31, 2019, respectively	1,213	1,213
Additional paid-in capital	134,769	134,706
Retained earnings	49,449	44,143
Accumulated other comprehensive income	573	58
Treasury stock, 284,522 shares at March 31, 2020 and Dec. 31, 2019, at cost	(3,015)	(3,015)
Total shareholders’ equity	183,489	177,605
Noncontrolling interest in consolidated subsidiaries	1,381	1,819
Total equity	184,870	179,424
Total liabilities and equity	$1,815,556	$1,681,160
All share information as of March 31, 2019 has been adjusted for the stock dividend effective on March 3, 2020.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$20,328	$17,441
Interest and dividends on investments	278	315
Interest on federal funds sold and deposits with banks	951	601
Total interest income	21,557	18,357
Interest expense:
Interest on deposits	5,451	3,963
Interest on borrowings	907	962
Total interest expense	6,358	4,925
Net interest income	15,199	13,432
Provision for loan losses	1,396	700
Net interest income after provision for loan losses	13,803	12,732
Non-interest income
Gain on sale of SBA loans	—	40
Other loan fees	241	191
Bank owned life insurance income	146	147
Service fees on deposit accounts	568	381
Net loss on sale of OREO	(132)	—
Other	165	160
Total non-interest income	988	919
Non-interest expense
Compensation and benefits	2,545	2,141
Professional services	355	391
Occupancy and equipment	480	471
Data processing	317	218
FDIC insurance and other assessments	141	27
OREO expense	111	75
Other operating expense	920	837
Total non-interest expense	4,869	4,160
Income before income tax expense	9,922	9,491
Income tax expense	2,554	2,316
Net income attributable to Company and noncontrolling interest	7,368	7,175
Less: Net income attributable to noncontrolling interest	(156)	(114)
Net income attributable to Company	7,212	7,061
Less: Preferred stock dividend	(8)	(1)
Net income available to common shareholders	$7,204	$7,060
Earnings per common share
Basic	$0.61	$0.60
Diluted	$0.60	$0.59
Weighted average common shares outstanding
Basic	11,848,964	11,819,386
Diluted	12,008,200	12,003,380
All share and per share information as of March 31, 2019 has been adjusted for the stock dividend effective on March 3, 2020.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income	$7,368	$7,175
Unrealized gains on investment securities, net of reclassification into income:
Unrealized gains on non-OTTI securities	683	480
Tax impact on unrealized gain	(168)	(119)
Total unrealized (losses) gains on investment securities	515	361
Comprehensive income	$7,883	$7,536
Less: Comprehensive income attributable to noncontrolling interests	156	114
Comprehensive income attributable to the Company	$7,727	$7,422
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Net income	—	—	—	—	7,061	—	—	7,061	114	7,175
Common stock options exercised		8,374	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(664)	83,030	8	655	—	—	—	(1)	—	(1)
Other comprehensive income	—	—	—	—	—	361	—	361	—	361
Stock compensation expense	—	—	—	52	—	—	—	52	—	52
Dividend on preferred stock	—	—	—	—	(1)	—	—	(1)	—	(1)
Dividend on common stock	—	—	—	—	(1,515)	—	—	(1,515)	—	(1,515)
Balance, March 31, 2019	$560	11,044,485	$1,104	$113,561	$47,624	$(272)	$(3,015)	$159,562	$1,553	$161,115

Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Net income	—	—	—	—	7,212	—	—	7,212	156	7,368
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Common stock options exercised		845	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	515	—	515	—	515
Stock compensation expense	—	—	—	64	—	—	—	64	—	64
Stock dividend*	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(8)	—	—	(8)	—	(8)
Dividend on common stock	—	—	—	—	(1,896)	—	—	(1,896)	—	(1,896)
Balance, March 31, 2020	$500	12,133,640	$1,213	$134,769	$49,449	$573	$(3,015)	$183,489	$1,381	$184,870
* The Company retroactively adjusted the stock dividend declared in January 2020 into the December 2019 financial statements according to Generally Accepted Accounting Principals (GAAP). The actual shares of the stock dividend issued subsequently were less than the shares assumed for December 31, 2019 due to the cash distribution for fraction shares to the common shareholders.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$7,368	$7,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	98
Provision for loan losses	1,396	700
Increase in value of bank-owned life insurance	(146)	(147)
Gain on sale of SBA loans		(40)
Proceeds from sale of SBA loans originated for sale	—	459
Net loss on sale of OREO and valuation adjustments	132	—
Net accretion of purchase premiums and discounts on securities	7	5
Stock based compensation	64	52
Net changes in:
Decrease in accrued interest receivable and other assets	1,754	1,153
Increase (decrease) in accrued interest payable and other accrued liabilities	(1,273)	1,179
Net cash provided by operating activities	9,421	10,634
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,253	1,173
Net increase in loans	(47,443)	(57,550)
Purchases of bank premises and equipment	(74)	(180)
Proceeds from sale of OREO, net	645	13
Net cash used in investing activities	(45,619)	(56,544)
Cash Flows from Financing Activities:
Cash dividends	(1,735)	(1,514)
Earnings distribution to non-controlling interest	(594)	—
Proceeds from exercise of stock options	—	48
Net increase in noninterest-bearing deposits	92,623	14,997
Net increase in interest-bearing deposits	37,488	66,438
Other	—	(12)
Net cash provided by financing activities	127,782	79,957
Net increase in cash and cash equivalents	91,584	34,047
Cash and Cash Equivalents, January 1,	191,607	154,471
Cash and Cash Equivalents, March 31,	$283,191	$188,518

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,217	$4,529
Income taxes paid	$—	$—

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$45
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying interim financial statements for the three months ended March 31, 2020 and 2019 are unaudited. The balance sheet as of December 31, 2019, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements:

During June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses became effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 (Topic 820) requires public entities to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements for instruments held at the end of the reporting period, and also disclose the range and weighted average used to develop significant inputs for Level 3 fair value measurements. This ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance in the first quarter of 2020. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General-Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU 2018-14 ( Subtopic 715) requires entities to disclose weighted-average interest crediting rates for plans with promised interest crediting rates and reasons for significant gains and losses related to changes in the benefit obligation for reporting period. it also clarifies some disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities. The Company does not expect the amendments will have any material impact on our consolidated financial statements.

In December 2019, The FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain tax exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for public business entities for fiscal years ending after December 15, 2020. Early adoption of the ASU is permitted. The Company is currently evaluating the impact of this new guidance and doesn't expect the adoption of the ASU will have a material impact to our consolidated financial statements.

In March 2020, The FASB issued ASU 2020-4, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU 2020-4 (Topic 848) provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the amendments will have any material impact on our consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2020 and December 31, 2019:

As of March 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	24,717	777	8	25,486
Collateralized mortgage obligations	35	1	—	36
Total available for sale	$25,252	$778	$8	$26,022

Held to maturity:
States and political subdivisions	$1,181	$260	$—	$1,441

As of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	25,989	282	196	26,075
Collateralized mortgage obligations	37	1	—	38
Total available for sale	$26,526	$283	$196	$26,613

Held to maturity:
States and political subdivisions	$1,167	$263	$—	$1,430

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2020 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	127	125
Due after five years through ten years	14,077	14,442
Due after ten years	11,048	11,455
Total available for sale	$25,252	$26,022

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,181	1,441
Due after ten years	—	—
Total held to maturity	$1,181	$1,441

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

At March 31, 2020, the Company used a letter of credit $40.0 million and investment securities with amortized costs of $12.2 million as collateral to secure public deposits.

The Company did not sell any securities during the three months ended March 31, 2020. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

As of March 31, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$—	$—	$676	$8	$676	$8
Total available for sale	$—	$—	$676	$8	$676	$8

As of December 31, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$232	$1	$10,271	$195	$10,503	$196
Total available for sale	$232	$1	$10,271	$195	$10,503	$196

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

The Company’s unrealized loss for the debt securities is comprised of 3 securities in the 12 months or greater loss position at March 31, 2020, and 1 securities in the less than 12 months loss position and 7 securities in the 12 months or greater loss position at December 31, 2019. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at March 31, 2020.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

As of March 31, 2020, the Company had $1.47 billion in loans receivable outstanding. Outstanding balances include a total net increase of $280,000 and $138,000 at March 31, 2020 and December 31, 2019, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had loans held for sale $193,000 at March 31, 2020 and had $190,000 loans available for sale at December 31, 2019. The portfolios of loans receivable at March 31, 2020 and December 31, 2019, consist of the following:

	March 31, 2020	December 31, 2019
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$37,938	$36,777
Construction	260,581	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	142,047	136,753
Commercial – Non-owner Occupied	298,726	298,204
Residential – 1 to 4 Family	645,598	636,891
Residential – Multifamily	71,215	68,258
Consumer	12,099	12,771
Total Loans	$1,468,204	$1,420,749

An age analysis of past due loans by class at March 31, 2020 and December 31, 2019 is as follows:

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$396	$396	$37,542	$37,938	$—
Construction	—	—	1,365	1,365	259,216	260,581	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,854	—	2,776	5,630	136,417	142,047	—
Commercial – Non-owner Occupied	—	—	69	69	298,657	298,726	—
Residential – 1 to 4 Family	1,470	—	1,309	2,779	642,819	645,598	—
Residential – Multifamily	171	—	—	171	71,044	71,215	—
Consumer	—	—	—	—	12,099	12,099	—
Total Loans	$4,495	$—	$5,915	$10,410	$1,457,794	$1,468,204	$—

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$286	$286	$36,491	$36,777	$—
Construction	—	—	1,365	1,365	229,730	231,095	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,722	2,702	4,424	132,329	136,753	—
Commercial – Non-owner Occupied	—	—	70	70	298,134	298,204	—
Residential – 1 to 4 Family	—	262	925	1,187	635,704	636,891	—
Residential – Multifamily	—	—	—	—	68,258	68,258	—
Consumer	—	—	—	—	12,771	12,771	—
Total Loans	$—	$1,984	$5,348	$7,332	$1,413,417	$1,420,749	$—

Allowance For Loan and Lease Losses (ALLL)
We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolios as of the balance sheet date. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Contingencies ("ASC 450") and Receivables ("ASC 310").

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

The Company performs periodic reviews of its loan and lease portfolios to identify credit risks and to assess the overall collectability of those portfolios. The Company's allowance for loan losses includes a general component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes performing troubled debt restructurings (“TDRs”) as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

The general component of the allowance evaluates the impairments of pools of the loan and lease portfolio collectively. It incorporates a historical valuation allowance and general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; (ix) the impact of rising interest rates on portfolio risk; and (x) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

The process of determining the level of the allowance for loan and lease losses requires a high degree of estimate and judgment. It is reasonably possible that actual outcomes may differ from our estimates.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2020
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	—	5	3	—	—	—	12
Provisions	(7)	320	207	348	474	71	(17)	1,396
Ending Balance at March 31, 2020	$961	$3,127	$2,235	$6,211	$9,625	$890	$170	$23,219

Allowance for loan losses
Individually evaluated for impairment	$262	$141	$31	$457	$249	$—	$—	$1,140
Collectively evaluated for impairment	699	2,986	2,204	5,754	9,376	890	170	22,079
Ending Balance at March 31, 2020	$961	$3,127	$2,235	$6,211	$9,625	$890	$170	$23,219

Loans
Individually evaluated for impairment	$396	$4,991	$4,804	$10,304	$1,823	$—	$—	$22,318
Collectively evaluated for impairment	37,542	255,590	137,243	288,422	643,775	71,215	12,099	1,445,886
Ending Balance at March 31, 2020	$37,938	$260,581	$142,047	$298,726	$645,598	$71,215	$12,099	$1,468,204

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2019
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	$19,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	6	21	2	—	—	35
Provisions	(36)	102	(184)	524	179	122	(7)	700
Ending Balance at March 31, 2019	$688	$1,796	$1,884	$6,398	$8,098	$743	$203	$19,810

Allowance for loan losses
Individually evaluated for impairment	$13	$80	$34	$190	$294	$—	$—	$611
Collectively evaluated for impairment	675	1,716	1,850	6,208	7,804	743	203	19,199
Ending Balance at March 31, 2019	$688	$1,796	$1,884	$6,398	$8,098	$743	$203	$19,810

Loans
Individually evaluated for impairment	$13	$5,470	$2,338	$11,167	$2,884	$—	$—	$21,872
Collectively evaluated for impairment	35,076	139,584	138,708	328,681	561,354	59,506	13,916	1,276,825
Ending Balance at March 31, 2019	$35,089	$145,054	$141,046	$339,848	$564,238	$59,506	$13,916	$1,298,697

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
The following tables provide further detail on impaired loans and the associated ALLL at March 31, 2020 and December 31, 2019:

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$134	$134	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,776	2,776	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	534	534	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,513	3,513	—
With an allowance recorded:
Commercial and Industrial	262	269	262
Construction	4,991	9,481	141
Real Estate Mortgage:
Commercial – Owner Occupied	2,028	2,028	31
Commercial – Non-owner Occupied	10,235	10,235	457
Residential – 1 to 4 Family	1,289	1,289	249
Residential – Multifamily	—	—	—
Consumer	—	—	—
	18,805	23,302	1,140
Total:
Commercial and Industrial	396	403	262
Construction	4,991	9,481	141
Real Estate Mortgage:
Commercial – Owner Occupied	4,804	4,804	31
Commercial – Non-owner Occupied	10,304	10,304	457
Residential – 1 to 4 Family	1,823	1,823	249
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$22,318	$26,815	$1,140

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,702	2,702	—
Commercial – Non-owner Occupied	70	70	—
Residential – 1 to 4 Family	194	194	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	2,966	2,966	—
With an allowance recorded:
Commercial and Industrial	286	292	286
Construction	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	2,131	2,131	33
Commercial – Non-owner Occupied	10,354	10,355	457
Residential – 1 to 4 Family	1,251	1,251	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	19,132	23,629	1,128
Total:
Commercial and Industrial	286	292	286
Construction	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	4,833	4,833	33
Commercial – Non-owner Occupied	10,424	10,425	457
Residential – 1 to 4 Family	1,445	1,445	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$22,098	$26,595	$1,128

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$341	$4	$14	$—
Construction	5,051	40	5,530	45
Real Estate Mortgage:
Commercial – Owner Occupied	4,819	32	2,390	43
Commercial – Non-owner Occupied	10,364	138	11,233	152
Residential – 1 to 4 Family	1,634	14	2,699	10
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$22,209	$228	$21,866	$250

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $16.4 million and $16.8 million, respectively, at March 31, 2020 and December 31, 2019. Nonperforming TDR loans were $279,500 and $281,000 at March 31, 2020 and December 31, 2019, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $627,000 and $607,300 in the allowance at March 31, 2020 and December 31, 2019, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2020 and December 31, 2019 is as follows:

At March 31, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$37,541	$—	$397	$—	$37,938
Construction	249,144	4,086	7,351	—	260,581
Real Estate Mortgage:
Commercial – Owner Occupied	139,271	—	2,776	—	142,047
Commercial – Non-owner Occupied	298,530	—	196	—	298,726
Residential – 1 to 4 Family	643,488	694	1,416	—	645,598
Residential – Multifamily	71,215	—	—	—	71,215
Consumer	12,099	—	—	—	12,099
Total	$1,451,288	$4,780	$12,136	$—	$1,468,204

At December 31, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$36,491	$—	$286	$—	$36,777
Construction	219,289	4,275	7,531	—	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	134,051	—	2,702	—	136,753
Commercial – Non-owner Occupied	298,006	—	198	—	298,204
Residential – 1 to 4 Family	634,937	920	1,034	—	636,891
Residential – Multifamily	68,258	—	—	—	68,258
Consumer	12,771	—	—	—	12,771
Total	$1,403,803	$5,195	$11,751	$—	$1,420,749

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.47 billion and $1.34 billion at March 31, 2020 and December 31, 2019. The time deposits greater than $250,000 were $99.7 million and $123.8 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME (LOSS)

The Company's total equity was $184.9 million and $179.4 million at March 31, 2020 and December 31, 2019, respectively.

Common stock dividend: On March 27, 2020, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of April 10, 2020 and paid the dividend on April 24, 2020. The Company also paid a cash dividend $1.7 million on the common stock on January 24, 2020 which had been declared in the fourth quarter of 2019.

In January 2020, the Company declared a 10% common stock dividend to shareholders. The Company declared the stock dividend before the Company's 2019 financial statements were issued or were available to be issued. As the result, the company retroactively adjusted the assumed 10% dividend shares 1,077,121 to the outstanding shares at December 31, 2019. At March 3, 2020, actual shares issued to the shareholders excluding the cash distribution on the fraction shares was 1,077,061.

Preferred stock dividend: The Company paid cash dividend $7,500 and $10,850 to preferred stock holders during the three months ended March 31, 2020 and March 31, 2019.

Conversion of preferred stock: During the three months ended March 31, 2020, there was no conversion from preferred stock shares to common shares. The preferred stock holders converted 664 shares of preferred shares into 83,030 shares of common shares during the three months ended March 31, 2019.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. The Company distributed PDL earnings $594,000 to Bridgestone during the first quarter 2020.

The changes in accumulated other comprehensive income (loss) consisted of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Investment securities:
Net unrealized gains arising during the period	$683	$480
Tax effect related to the unrealized gains during the periods	(168)	(119)
Change in other comprehensive income	$515	$361

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$7,212	$7,061
Less: Dividend on series B preferred stock	8	1
Net income available to common shareholders	7,204	7,060
Basic weighted-average common shares outstanding	11,848,964	11,819,386
Basic earnings per common share	$0.61	$0.60
Diluted earnings per common share
Net income available to common shares	$7,204	$7,060
Add: Dividend on series B preferred stock	8	1
Net income available to diluted common shares	7,212	7,061
Basic weighted-average common shares outstanding	11,848,964	11,819,386
Dilutive potential common shares	159,236	183,994
Diluted weighted-average common shares outstanding	12,008,200	12,003,380
Diluted earnings per common share	$0.60	$0.59

All share and per share information as of March 31, 2019 has been adjusted for the 10% stock dividend effective on March 3, 2020.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of March 31, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	25,486	—	25,486
Collateralized mortgage-backed securities	—	36	—	36
Loans held for sale	—	193	—	193
Total	$—	$26,215	$—	$26,215
As of December 31, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	26,075	—	26,075
Collateralized mortgage-backed securities	—	38	—	38
Loans held for sale	—	190	—	190
Total	$—	$26,803	$—	$26,803

For the three months ended March 31, 2020, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during three months ended March 31, 2020 and 2019.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2020
Collateral-dependent impaired loans	$—	$—	$8,893	$8,893
OREO	—	—	3,950	3,950
As of December 31, 2019
Collateral-dependent impaired loans	$—	$—	$8,460	$8,460
OREO	—	—	4,727	4,727
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

Restricted stock: Carrying value of FHLBNY and the Atlantic Central Bankers Bank stocks represent the par values of the stocks and is adjusted for impairments if any. The carrying value approximated fair value.

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

For a further discussion of the Company’s valuation methodologies for financial instruments measured at fair value, see the descriptions in the Company's 2019 Annual Report included in its Annual Report on Form 10-K.

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2020 and December 31, 2019:

March 31, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$283,191	$283,191	$283,191	$—	$—
Investment securities AFS	26,022	26,022	—	26,022	—
Investment securities HTM	1,181	1,441	—	1,441	—
Restricted stock	7,440	7,440	—	—	7,440
Loans held for sale	193	193	—	193	—
Loans, net	1,444,985	1,461,486	—	1,440,308	21,178
Accrued interest receivable	6,358	6,358	—	6,358	—

Financial Liabilities:
Non-time deposits	$792,268	$792,268	$—	$792,268	$—
Time deposits	677,062	683,858	—	683,858	—
Borrowings	148,053	149,776	—	149,776	—
Accrued interest payable	1,968	1,968	—	1,968	—

December 31, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$191,607	$191,607	$191,607	$—	$—
Investment securities AFS	26,613	26,613	—	26,613	—
Investment securities HTM	1,167	1,430	—	1,430	—
Restricted stock	7,440	7,440	—	—	7,440
Loans held for sale	190	190	—	190	—
Loans, net	1,398,938	1,393,288	—	1,372,317	20,971
Accrued interest receivable	6,069	6,069	—	6,069	—

Financial Liabilities:
Non-time deposits	$652,544	$652,544	$—	$652,544	$—
Time deposits	686,675	692,177	—	692,177	—
Borrowings	148,053	156,479	—	156,479	—
Accrued interest payable	2,260	2,260	—	2,260	—

Note 9. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 6 years or less except the land lease, which has a remaining lease term of eighty-six years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

When we adopted the Accounting Standards Update (ASU) 2016-02, we recognized operating right-of-use assets and lease liabilities each for $2.8 million. At adoption of ASU 2016-02, we elected the practical expedients package, which allows us to not reassess the lease classification for any existing leases. All our leases existed before the adoption of the new lease standard were measured under operating leases according to the applicable GAAP standard then. As the result, we have recorded all our lease as operating leases.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At March 31, 2020 , we had future minimum lease payments of $27.6 million, imputed interest $25.1 million, and lease liability $2.5 million. The weighted average remaining lease term was 51.72 years year and weighted average discount rate was 7.29% at March 31, 2020 , respectively. We also sublease some space of the one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended March 31, 2020 .

Dollars in thousands	March 31, 2020
Lease right of use ("ROU") assets	$2,484
Lease liabilities	$2,484

The following table presents future undiscounted cash flows on our operating leases:

March 31, 2020
(Dollars in thousands)
Remainder of 2020	$232
2021	319
2022	290
2023	250
2024	252
Thereafter	26,211
Total undiscounted lease payments	$27,554

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in these particular classes of financial instruments. The Company’s exposure to the maximum possible credit risk in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2020. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of March 31, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $191.3 million and $205.1 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2020 and December 31, 2019, standby letters of credit with customers were $19.4 million and $20.8 million, respectively.

On March 4, 2020, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 4, 2021. There were no outstanding borrowings on the letter of credit as of March 31, 2020.

We provide banking services to customers that are licensed by various States to do business in the cannabis industry as growers, processors and dispensaries. Cannabis businesses are legal in these States, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
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
At March 31, 2020 and December 31, 2019, deposit balances from Cannabis customers were approximately $264.8 million and $129.2 million, or 18.0% and 9.6% of total deposits, respectively, with two customers accounting for 53.2% and 13.6% of the total at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, there were cannabis-related loans in the amounts of $7.9 million and $5.5 million, respectively. We recorded approximately $109,500 and $30,500 of interest income in the three months ended March 31, 2020 and 2019, respectively, related to these loans.

NOTE 11 REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At March 31, 2020 and December 31, 2019, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In November 2019, Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to optionally adopt a simple leverage ratio to measure capital adequacy, which removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that have less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. The community bank leverage ratio framework was effective on January 1, 2020. The Company has elected to adopt the optional community bank leverage ratio framework in the first quarter of 2020. The leverage ratios of the Company and the Bank at March 31, 2020 are as follow:

Regulatory Capital Compliance
As of March 31, 2020	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$197,296	10.82%	$72,964	4.00%	$72,964	4.00%	$91,206	5.00%
Parke Bank:
Tier 1 leverage	$197,083	10.81%	$72,948	4.00%	$72,948	4.00%	$91,185	5.00%

The following table presents the total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios of the The Company and the Bank as of December 31, 2019:

As of December 31, 2019	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$208,013	16.70%	$99,654	8.00%	$130,795	10.50%	$124,567	10.00%
Tier 1 risk-based capital	192,365	15.44%	74,740	6.00%	105,882	8.50%	99,654	8.00%
Tier 1 leverage	192,365	11.87%	64,802	4.00%	64,802	4.00%	81,002	5.00%
Tier 1 common equity	177,068	14.21%	56,055	4.50%	87,197	7.00%	80,969	6.50%
Parke Bank:
Total risk-based capital	$207,620	16.67%	$99,621	8.00%	$130,752	10.50%	$124,526	10.00%
Tier 1 risk-based capital	191,977	15.42%	74,716	6.00%	105,847	8.50%	99,621	8.00%
Tier 1 leverage	191,977	11.85%	64,785	4.00%	64,785	4.00%	80,982	5.00%
Tier 1 common equity	190,158	15.27%	56,037	4.50%	87,168	7.00%	80,942	6.50%

* The general capital rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

NOTE 12. SUBSEQUENT EVENTS

Beginning in the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to people's health as well as the global and U.S. economies. As COVID-19 locked down business activities across the U.S. and globally, there has been a dramatic slow-down in business productivity, changes in consumer behaviors, volatility in financial market, and a sharp rise in unemployment. The situation is developing rapidly and the effect on the economy and other areas will depend on the severity and duration of the pandemic. Because COVID-19 appears to have flattened in some states in the second half of April, these states have started to reopen for businesses. Many more states may follow the trend. Although the federal government, Federal Reserve, and state governments have been providing support to businesses and individuals to stabilize the economy, it is still unclear what effect federal and local government actions will have on the economy. Additionally, it is still not clear how significantly this pandemic will impact the overall national economy and our business in the long run.
Beginning in April 2020, the Company has been lending to small business through Paycheck Protection Program loans ("SBA PPP" loans), which is a loan designed by Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. As of April 30, we have originated approximately $58.9 million of SBA PPP loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of the COVID-19 pandemic on the United States economy in general and the local economies in which the Company operates; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of, and acceptance of, new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
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

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview
We are a bank holding company and are headquartered in Washington Township, New Jersey. Through the Bank, we provide personal and business financial services to individuals and small to mid-sized businesses primarily in New Jersey and Pennsylvania. The Bank has branches in Galloway Township, Northfield, Washington Township, Collingswood, New Jersey and Philadelphia, Pennsylvania. The vast majority of our revenue and income is currently generated through the Bank.

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

At March 31, 2020, we had total assets of $1.82 billion, and total equity of $184.9 million. Net income available to common shareholders for three months ended March 31, 2020 was $7.2 million.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. Beginning in the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to people's health as well as the global and U.S. economies. As COVID-19 locked down business activities across the U.S. and globally, there has been a dramatic slow-down in business productivity, changes in consumer behaviors, volatility in financial market, and a sharp rise in unemployment. The situation is developing rapidly and the effect on the economy and other areas will depend on the severity and duration of the pandemic. Because COVID-19 appears to have flattened in some states in the second half of April, these states have started to reopen for businesses. Many more states may follow the trend. Although the federal government, Federal Reserve, and state governments have been providing support to businesses and individuals to stabilize the economy, it is still unclear what effect federal and local government actions will have on the economy. Additionally, it is still not clear how significantly this pandemic will impact the overall national economy and our business in the long run. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results; particularly, changes to the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, other government policies, and actions of regulatory agencies.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Income: Our net income available to common shareholders for the first quarter of 2020 increased $144,000, or 2.0%, to $7.2 million compared to $7.1 million for the same period last year. Earnings per share were $0.61 per basic common share and $0.60 per diluted common share for the first quarter of 2020 compared to $0.60 per basic common share and $0.59 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $3.2 million increase in interest income, partially offset by a $1.4 million increase in interest expense, a $696,000 increase in the provision for loan and lease losses and a $709,000 increase in non-interest expense.

Net Interest Income: Our net interest income increased $1.8 million, or 13.2%, to $15.2 million for the first quarter of 2020 compared to $13.4 million for the first quarter of 2019. Interest income for the first quarter of 2020 increased to $21.6 million, an increase of $3.2 million, or 17.4%, from $18.4 million for the first quarter of 2019. The increase in interest income was primarily due to higher average loan balances. In addition, a $350,000 increase in interest income from federal funds sold and deposits with banks also contributed to the increase in interest income for the first quarter of 2020. Interest expense increased to $6.4 million for the three months ended March 31, 2020, from $4.9 million for the three months ended March 31, 2019. The increase was attributable to an increase in average interest bearing deposits.
Provision for loan losses: The provision for loan losses increased $696,000 for the three months ended March 31, 2020 to $1.4 million compared to $700,000 for the same period last year. The increase in the provision was primarily due to the estimated probable increase of credit risk resulting from the effect of the Covid-19 pandemic on our borrowers as of March 31, 2020, as well as the increased loan volumes. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.
Non-interest Income: Our non-interest income was $988,000 for the three months ended March 31, 2020, an increase of $69,000 compared to $919,000 for the same period last year. The increase is primarily attributable to increased fee income from deposit accounts, partially offset by loss on sale of other real estate owned (OREO). The fee income for the three months ended March 31, 2020 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $470,000 compared to $312,000 for the same period last year. Such fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 10. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-interest Expense: Our non-interest expense increased $709,000 to $4.9 million for the three months ended March 31, 2020, from $4.2 million for the three months ended March 31, 2019. The increase was primarily due to a $404,000 increase in compensation and benefits and a $114,000 increase in FDIC insurance and other assessments.

Income Tax: Income tax expense was $2.6 million on income before taxes of $9.9 million for the three months ended March 31, 2020, resulting in an effective tax rate of 25.7%, compared to income tax expense of $2.3 million on income before taxes of $9.5 million for the same period of 2019, resulting in an effective tax rate of 24.4%.

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

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,448,443	$20,328	5.64%	$1,268,225	$17,441	5.58%
Investment securities	34,567	278	3.23%	38,564	315	3.31%
Federal funds sold and interest bearing deposits	298,020	951	1.28%	104,720	601	2.33%
Total interest-earning assets	1,781,030	21,557	4.87%	1,411,509	18,357	5.27%
Other assets	65,339			57,474
Allowance for loan losses	(22,039)			(19,402)
Total assets	$1,824,330			$1,449,581
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$58,439	$83	0.57%	$53,608	76	0.57%
Money markets	243,722	1,146	1.89%	205,090	1,096	2.17%
Savings	210,573	254	0.49%	125,495	162	0.52%
Time deposits	564,942	3,267	2.33%	370,733	1,930	2.11%
Brokered certificates of deposit	131,006	701	2.15%	105,984	699	2.67%
Total interest-bearing deposits	1,208,682	5,451	1.81%	860,910	3,963	1.87%
Borrowings	148,053	907	2.46%	118,475	962	3.29%
Total interest-bearing liabilities	1,356,735	6,358	1.88%	979,385	4,925	2.04%
Non-interest bearing deposits	271,093			301,048
Other liabilities	12,378			10,086
Total non-interest bearing liabilities	283,471			311,134
Equity	184,124			159,062
Total liabilities and shareholders’ equity	$1,824,330			$1,449,581
Net interest income		$15,199			$13,432
Interest rate spread			2.99%			3.23%
Net interest margin			3.43%			3.86%

Financial Condition
General
At March 31, 2020, the Company’s total assets were $1.82 billion, an increase of $134.4 million, or 8.0%, from December 31, 2019. The increase in total assets was primarily attributable to the increase in cash and loans. Cash and cash equivalents increased $91.6 million compared to the cash balance at December 31, 2019. Loans increased $47.5 million at March 31, 2020, primarily due to increases in the construction loan portfolio, compared to the balances at December 31, 2019.

Total liabilities were $1.63 billion at March 31, 2020. This represented a $129.0 million, or 8.6%, increase from $1.50 billion at December 31, 2019. The increase in total liabilities was primarily due to an increase in total deposits, which increased $130.1 million, or 9.7%, to $1.47 billion at March 31, 2020 from $1.34 billion at December 31, 2019.
Total equity was $184.9 million and $179.4 million at March 31, 2020 and December 31, 2019, respectively, for an increase of $5.4 million from December 31, 2019.

The following table presents certain key condensed balance sheet data as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Cash and cash equivalents	$283,191	$191,607
Investment securities	27,203	27,780
Loans held for sale	193	190
Loans, net of unearned income	1,468,204	1,420,749
Allowance for loan losses	(23,219)	(21,811)
Total assets	1,815,556	1,681,160
Total deposits	1,469,330	1,339,219
FHLBNY borrowings	134,650	134,650
Subordinated debt	13,403	13,403
Total liabilities	1,630,686	1,501,736
Total equity	184,870	179,424
Total liabilities and equity	1,815,556	1,681,160

Cash and cash equivalents

Cash and cash equivalents increased $91.6 million to $283.2 million at March 31, 2020 from $191.6 million at December 31, 2019, an increase of 47.8%. The increase was primarily due to the cash received from the increase of deposits.

Investment securities

Total investment securities decreased to $27.2 million at March 31, 2020, from $27.8 million at December 31, 2019, a decrease of $577,000 or 2.1%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

Loans

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. We have also expanded our lending footprint in other areas. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
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
We also originate commercial and industrial loans, which provide liquidity to businesses in the form of lines of credit and may be secured by accounts receivable, inventory, equipment or other assets. In addition, we have a small consumer loan portfolio which provides loans to individual borrowers.

At March 31, 2020, total loan balances net of unearned income, were $1.47 billion, a $47.5 million increase compared to December 31, 2019.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had loans held for sale totaling $193,000 at March 31, 2020 and $190,000 at December 31, 2019, respectively.

Loans receivable: Loans receivable increased to $1.47 billion at March 31, 2020 from $1.42 billion at December 31, 2019. The increase was primarily due to loan growth from the construction loan portfolios. Loans receivable, excluding loans held for sale, as of March 31, 2020 and December 31, 2019, consisted of the following:

	March 31, 2020		December 31, 2019
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$37,938	2.6%	$36,777	2.6%
Construction	260,581	17.7%	231,095	16.3%
Real Estate Mortgage:
Commercial – Owner Occupied	142,047	9.7%	136,753	9.6%
Commercial – Non-owner Occupied	298,726	20.3%	298,204	21.0%
Residential – 1 to 4 Family	645,598	44.0%	636,891	44.8%
Residential – Multifamily	71,215	4.9%	68,258	4.8%
Consumer	12,099	0.8%	12,771	0.9%
Total Loans	$1,468,204	100.00%	$1,420,749	100.00%

Deposits

At March 31, 2020, the Bank’s total deposits increased to $1.47 billion from $1.34 billion at December 31, 2019, an increase of $130.1 million, or 9.7%. Deposits growth was primarily due to an increase in non-interest bearing demand deposits and increase in other non-time deposits.

	March 31,	December 31,
	2019	2019
	(Dollars in thousands)
Noninterest-bearing	$351,892	$259,269
Interest-bearing
Checking	61,978	55,606
Savings	128,915	105,554
Money market	249,483	232,115
Time deposits	677,062	686,675

Total deposits	$1,469,330	$1,339,219

Borrowings

Total borrowings were $148.1 million at March 31, 2020, unchanged from December 31, 2019.

Equity

Total equity increased to $184.9 million at March 31, 2020 from $179.4 million at December 31, 2019, an increase of $5.4 million, or 3.0%, primarily due to the retention of earnings from the period.

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
At March 31, 2020, the allowance for loan losses was $23.2 million, as compared to $21.8 million at December 31, 2019. The ratio of the allowance for loan losses to total loans was 1.58% and 1.54% at March 31, 2020 and December 31, 2019, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 235.4% at March 31, 2020, compared to 216.5% at December 31, 2019. During the three-month period ended March 31, 2020 and 2019, the Company did not charge off any loans, and recovered $12,000 and $35,000, respectively. Specific allowances for loan losses have been established in the amount of $1.14 million at March 31, 2020 as compared to $1.13 million on impaired loans at December 31, 2019. We have established reserves for all losses that we believe are both probable and reasonably estimable at March 31, 2020 and December 31, 2019. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on GAAP incurred loss model. Accordingly, the Company did not set aside its loan allowance according to expected credit loss methodology. We increased our loan loss provision by $696,000 to $1.4 million for the period ended at March 31, 2020, compared to the three months ended March 31, 2019. The increase reflected the estimated probable increase of credit risk from the COVID-19 pandemic on our borrowers as of March 31, 2020.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the period	$21,811	$19,075
Charge-offs:
Commercial and Industrial	—	—
Construction:	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	—	—

Recoveries:
Commercial and Industrial	4	6
Construction:	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	5	6
Commercial – Non-owner Occupied	3	21
Residential – 1 to 4 Family	—	2
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	12	35

Net recoveries	12	35
Provisions for loan and lease losses	1,396	700
Balance at the end of the period	$23,219	$19,810

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
Delinquent loans totaled $10.4 million, or 0.7% of total loans at March 31, 2020, an increase of $3.1 million from December 31, 2019. At March 31, 2020, loans 30 to 89 days delinquent totaled $4.5 million, an increase of $2.5 million from December 31, 2019. The increase in loans 30 to 89 days delinquent was primarily related to loan relationships with one customer. Owner occupied commercial real estate loans and 1-4 family residential mortgage loans of 30 to 89 days delinquent increased $1.1 million and $1.2 million, respectively. Loans delinquent 90 days or more and not accruing interest totaled $5.9 million or 0.4% of total loans at March 31, 2020, an increase of $567,000 from $5.3 million, or 0.4% of total loans at December 31, 2019. The two largest nonperforming loan relationships as of March 31, 2020 were a $1.4 million construction loan and an aggregate of $2.7 million loans to one borrower secured by farmland, which was partially guaranteed by a Federal government agency.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at March 31, 2020.

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$396	$—	$37,542	$37,938	1.04%
Construction	—	—	1,365	—	259,216	260,581	0.52%
Real Estate Mortgage:
Commercial – Owner Occupied	2,854	—	2,776	—	136,417	142,047	1.95%
Commercial – Non-owner Occupied	—	—	69	—	298,657	298,726	0.02%
Residential – 1 to 4 Family	1,470	—	1,309	—	642,819	645,598	0.20%
Residential – Multifamily	171	—	—	—	71,044	71,215	—%
Consumer	—	—	—	—	12,099	12,099	—%
Total Loans	$4,495	$—	$5,915	$—	$1,457,794	$1,468,204	0.40%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At March 31, 2020 and December 31, 2019, we had $22.3 million and $22.1 million loans deemed impaired. Impaired loans at March 31, 2020 and December 31, 2019 included $16.7 million and $17.0 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We reported performing TDR loans (not reported as non-accrual loans) of $16.4 million and $16.8 million, respectively, at March 31, 2020 and December 31, 2019. We had nonperforming TDR loans $279,500 and $281,000 at March 31, 2020 and December 31, 2019, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the three month ended March 31, 2020 and the year ended December 31, 2019.

Other Real Estate Owned (OREO)

OREO at March 31, 2020 was $4.0 million, compared to $5.2 million at March 31, 2019 with the largest property being a commercial building valued at $2.0 million.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$4,727	$5,124
Real estate acquired in settlement of loans	—	45
Sales of OREO, net	(777)	(13)
Balance at end of period	$3,950	$5,156

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2020, our cash position was $283.2 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of March 31, 2020, the Company had lines of credit with the FHLBNY of $494.7 million, of which $134.7 million was outstanding, and an additional $40.0 million was a letter of credit for securing public funds. The remaining borrow capacity was $320.0 million at March 31, 2020.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At March 31, 2020, the Company's investment securities portfolio classified as available for sale was $26.0 million.

We had outstanding loan commitments of $191.3 million at March 31, 2020. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2020 and 2019.

Cash provided by operating activities was $9.4 million in the three month ended March 31, 2020, compared to $10.6 million for the same period in the prior year. The decrease in operating cash flow was primarily due to decrease in interest payable and accrued liabilities.
Cash used by investing activities was $45.6 million in the three months ended March 31, 2020, compared to $56.5 million in the same period last year. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.
Cash provided by financing activities was $127.8 million in the three months ended March 31, 2020, compared to cash from financing of $80.0 million in the same period of last year. The current year included $130.1 million of cash inflows from deposits partially offset by $1.7 million of dividend payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other meanings to manage our capital. Total equity increased $5.4 million at March 31, 2020, from December 31, 2019, predominantly from the Company’s net income of $7.2 million for the period, net of common and preferred stock dividends of $1.9 million.
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

Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2020, the Bank and the Company were both considered “well capitalized”.
In November 2019, Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to optionally adopt a simple leverage ratio to measure capital adequacy, which removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that have less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. The community bank leverage ratio framework was effective on January 1, 2020. The Company has elected to adopt the optional community bank leverage ratio framework in the first quarter of 2020.
The following table presents the tier 1 regulatory capitals and leverage ratios of the Company and the Bank at March 31, 2020:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$197,296	10.82%	$197,083	10.81%

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At March 31, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $191.3 million and $205.1 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the March 31, 2020 and December 31, 2019, standby letters of credit with customers were $19.4 million and $20.8 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2020, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.
Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Allowance for Loan and Lease Losses: Our allowances for loan and lease losses represents the management's best estimate of probable losses inherent in our loan portfolio excluding those loans accounted for under fair value. Our process for determining the allowance for loan and lease losses is discussed in Note 1 to the Consolidated Financial Statements.

We maintain the ALLL at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan and lease portfolios as of the balance sheet date. Our determination of the allowances is based on periodic evaluations of the loan and lease portfolios and other relevant factors. These critical estimates include significant use of our own historical data and other qualitative, quantitative data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. Our allowance for loan and lease losses is comprised of two components. The specific allowance covers impaired loans and is calculated on an individual loan basis. The general based component covers loans and leases on which there are incurred losses that are not yet individually identifiable. The allowance calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, projected industry outlook, and economic conditions.

The process of determining the level of the allowance for loan and lease losses requires a high degree of judgment. To the extent actual outcomes differ from our estimates, additional provision for loan and lease losses may be required that would reduce future earnings.

Fair Value Estimates: The ASC 820 - Fair Value Measurements defines fair value as a market-based measurement and is the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We classify fair value measurements of financial instruments based on the three-level fair value hierarchy in the accounting standards. We are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The fair values of assets may include using estimates, assumptions, and judgments. Valuations of assets or liabilities using techniques non quoted market price are sensitive to assumptions used for the significant inputs. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Changes in underlying factors, assumptions, or estimates used for estimating fair values could materially impact our future financial condition and results of operations.

The majority of our assets recorded at fair value are our securities available for sale investment. The fair value of our available for sale securities are provided by independent third-party valuation services. We also have small SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned ("OREO") is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 8. Fair Value in the Notes to the unaudited consolidated financial statements for further information.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believe the material allegations of wrongdoing are without merit and intend to vigorously defend against the claims asserted in this litigation. Following extensive motion practice over the course of several years, the Court dismissed all of the Plaintiffs’ claims against the Parke Parties, and each of them, with prejudice. Plaintiffs have now appealed the case to the United States Circuit Court of Appeals for the Third Circuit. The Third Circuit has rendered their decision and they have denied the Plaintiff’s appeal. The plaintiffs have filed a"Writ of Certiorari" which requires the U.S. Supreme Court to render an opinion. There is no timetable for this decision.
ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.2	Bylaws of Parke Bancorp, Inc.

10.1	Parke Bancorp, Inc. 2020 Equity Incentive Plan

31.1	Certification of CEO required by Rule 13a-14(a).

31.2	Certification of CFO required by Rule 13a-14(a).

32	Certification required by 18 U.S.C. §1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.LAB	XBRL Labels Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *
*           Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date:	May 8, 2020	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2020	/s/ John F. Hawkins
John F. Hawkins
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)