Form 10-Q
period 2020-06-30
PARKE BANCORP, INC.
filed 2020-08-07
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020.
or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [☒]                No [☐]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [☒]                No [☐]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer”, “accelerated filer", “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [☐]       Accelerated filer [☒]         Non-accelerated filer [☐]        Smaller reporting company [☒] Emerging growth company [☐ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [☐ ]                No [☒]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	PKBK	The Nasdaq Stock Market, LLC

As of August 1, 2020, there were 11,849,118 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$17,011	$10,082
Interest bearing deposits with banks	303,912	181,525
Cash and cash equivalents	320,923	191,607
Investment securities available for sale, at fair value	24,392	26,613
Investment securities held to maturity (fair value of $1,506 at June 30, 2020 and $1,430 at December 31, 2019)	1,195	1,167
Total investment securities	25,587	27,780
Loans held for sale	193	190
Loans, net of unearned income	1,544,233	1,420,749
Less: Allowance for loan losses	(25,228)	(21,811)
Net loans	1,519,005	1,398,938
Accrued interest receivable	10,193	6,069
Premises and equipment, net	6,908	6,946
Other real estate owned	3,772	4,727
Restricted stock	7,542	7,440
Bank owned life insurance (BOLI)	26,703	26,410
Deferred tax asset	6,094	6,285
Other	8,964	4,768
Total Assets	$1,935,884	$1,681,160
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$356,350	$259,269
Interest-bearing deposits	1,152,211	1,079,950
Total deposits	1,508,561	1,339,219
FHLBNY borrowings	134,650	134,650
Other borrowings	72,896	—
Subordinated debentures	13,403	13,403
Accrued interest payable	1,754	2,260
Other	14,879	12,204
Total liabilities	1,746,143	1,501,736
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 500 shares outstanding at June 30, 2020 and December 31, 2019, respectively	500	500
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,133,640 shares and 12,132,855 shares at June 30, 2020 and Dec. 31, 2019, respectively	1,213	1,213
Additional paid-in capital	134,830	134,706
Retained earnings	54,087	44,143
Accumulated other comprehensive income	642	58
Treasury stock, 284,522 shares at June 30, 2020 and Dec. 31, 2019, at cost	(3,015)	(3,015)
Total shareholders’ equity	188,257	177,605
Noncontrolling interest in consolidated subsidiaries	1,484	1,819
Total equity	189,741	179,424
Total liabilities and equity	$1,935,884	$1,681,160
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$20,139	$18,523	$40,467	$35,964
Interest and dividends on investments	259	290	537	605
Interest on federal funds sold and deposits with banks	45	1,011	996	1,612
Total interest income	20,443	19,824	42,000	38,181
Interest expense:
Interest on deposits	4,759	4,520	10,210	8,483
Interest on borrowings	793	1,013	1,700	1,975
Total interest expense	5,552	5,533	11,910	10,458
Net interest income	14,891	14,291	30,090	27,723
Provision for loan losses	2,000	450	3,396	1,150
Net interest income after provision for loan losses	12,891	13,841	26,694	26,573
Non-interest income
Gain on sale of SBA loans	—	—	—	40
Other loan fees	165	285	406	476
Bank owned life insurance income	147	150	293	297
Service fees on deposit accounts	514	487	1,082	868
Net loss on sale of OREO	(21)	(343)	(153)	(343)
Other	121	187	286	347
Total non-interest income	926	766	1,914	1,685
Non-interest expense
Compensation and benefits	2,689	2,319	5,234	4,460
Professional services	396	521	751	912
Occupancy and equipment	518	473	998	944
Data processing	308	250	625	468
FDIC insurance and other assessments	153	34	294	61
OREO expense	67	117	178	192
Other operating expense	731	803	1,651	1,640
Total non-interest expense	4,862	4,517	9,731	8,677
Income before income tax expense	8,955	10,090	18,877	19,581
Income tax expense	2,311	2,481	4,865	4,797
Net income attributable to Company and noncontrolling interest	6,644	7,609	14,012	14,784
Less: Net income attributable to noncontrolling interest	(103)	(141)	(259)	(255)
Net income attributable to Company	6,541	7,468	13,753	14,529
Less: Preferred stock dividend	(7)	(8)	(15)	(9)
Net income available to common shareholders	$6,534	$7,460	$13,738	$14,520
Earnings per common share
Basic	$0.55	$0.63	$1.16	$1.23
Diluted	$0.55	$0.62	$1.15	$1.21
Weighted average common shares outstanding
Basic	11,849,118	11,837,378	11,849,041	11,828,432
Diluted	11,977,597	12,010,759	11,992,899	12,007,086
All share and per share information as of June 30, 2019 has been adjusted for the stock dividend effective on March 3, 2020.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$6,644	$7,609	$14,012	$14,784
Unrealized gains on investment securities, net of reclassification into income:
Unrealized gains on non-OTTI securities	91	289	774	769
Tax impact on unrealized gain	(22)	(71)	(190)	(190)
Total unrealized gains on investment securities	69	218	584	579
Comprehensive income	6,713	7,827	14,596	15,363
Less: Comprehensive income attributable to noncontrolling interests	(103)	(141)	(259)	(255)
Comprehensive income attributable to the Company	$6,610	$7,686	$14,337	$15,108
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, March 31, 2020	$500	12,133,640	$1,213	$134,769	$49,449	$573	$(3,015)	$183,489	$1,381	$184,870
Net income	—	—	—	—	6,541	—	—	6,541	103	6,644
Other comprehensive income	—	—	—	—	—	69	—	69	—	69
Stock compensation expense	—	—	—	61	—	—	—	61	—	61
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,896)	—	—	(1,896)	—	(1,896)
Balance, June 30, 2020	$500	12,133,640	$1,213	$134,830	$54,087	$642	$(3,015)	$188,257	$1,484	$189,741

Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Net income	—	—	—	—	13,753	—	—	13,753	259	14,012
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Common stock options exercised	—	845	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	584	—	584	—	584
Stock compensation expense	—	—	—	125	—	—	—	125	—	125
Stock dividend*	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(15)	—	—	(15)	—	(15)
Dividend on common stock	—	—	—	—	(3,792)	—	—	(3,792)	—	(3,792)
Balance, June 30, 2020	$500	12,133,640	$1,213	$134,830	$54,087	$642	$(3,015)	$188,257	$1,484	$189,741
* The Company retroactively adjusted the stock dividend declared in January 2020 into the December 2019 financial statements according to Generally Accepted Accounting Principals (GAAP). The actual shares of the stock dividend issued subsequently were less than the shares assumed for December 31, 2019 due to the cash distribution for fraction shares to the common shareholders.
See accompanying notes to consolidated financial statements

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, March 31, 2019	$560	11,044,485	$1,104	$113,561	$47,624	$(272)	$(3,015)	$159,562	$1,553	$161,115
Net income	—	—	—	—	7,468	—	—	7,468	141	7,609
Common stock options exercised		3,495	—	—	—	—	—	—	—	—
Preferred stock shares conversion	(10)	1,250	1	10	—	—	—	1	—	1
Other comprehensive income	—	—	—	—	—	218	—	218	—	218
Stock compensation expense	—	—	—	42	—	—	—	42	—	42
Dividend on preferred stock	—	—	—	—	(8)	—	—	(8)	—	(8)
Dividend on common stock	—	—	—	—	(1,722)	—	—	(1,722)	—	(1,722)
Balance, June 30, 2019	$550	11,049,230	$1,105	$113,613	$53,362	$(54)	$(3,015)	$165,561	$1,694	$167,255

Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Net income	—	—	—	—	14,529	—	—	14,529	255	14,784
Common stock options exercised	—	11,869	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(674)	84,280	9	665	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	579	—	579	—	579
Stock compensation expense	—	—	—	94	—	—	—	94	—	94
Dividend on preferred stock	—	—	—	—	(9)	—	—	(9)	—	(9)
Dividend on common stock	—	—	—	—	(3,237)	—	—	(3,237)	—	(3,237)
Balance, June 30, 2019	$550	11,049,230	$1,105	$113,613	$53,362	$(54)	$(3,015)	$165,561	$1,694	$167,255

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$14,012	$14,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	202
Provision for loan losses	3,396	1,150
Increase in value of bank-owned life insurance	(293)	(297)
Gain on sale of SBA loans	—	(40)
SBA loans originated for sale	—	(823)
Proceeds from sale of SBA loans originated for sale	—	459
Net loss on sale of OREO and valuation adjustments	153	343
Net accretion of purchase premiums and discounts on securities	24	15
Stock based compensation	125	94
Net changes in:
Decrease in accrued interest receivable and other assets	(8,442)	(1,429)
Increase in accrued interest payable and other accrued liabilities	2,117	1,432
Net cash provided by operating activities	11,335	15,890
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	2,943	2,565
Net increase in loans	(123,463)	(67,962)
Purchases of bank premises and equipment	(205)	(251)
Proceeds from sale of OREO, net	802	590
Purchases of restricted stock	(102)	(232)
Net cash used in investing activities	(120,025)	(65,290)
Cash Flows from Financing Activities:
Cash dividends	(3,638)	(3,028)
Earnings distribution to non-controlling interest	(594)	—
Proceeds from exercise of stock options	—	48
Increase in other borrowings	72,896	—
Net increase (decrease) in noninterest-bearing deposits	97,081	(19,150)
Net increase in interest-bearing deposits	72,261	84,864
Other	—	(12)
Net cash provided by financing activities	238,006	62,722
Net increase in cash and cash equivalents	129,316	13,322
Cash and Cash Equivalents, January 1,	191,607	154,471
Cash and Cash Equivalents, June 30	$320,923	$167,793

Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,416	$10,056
Income taxes paid	$5,900	$5,404

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$45
Establishment of lease liability and right-of-use asset	$—	$2,785
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying interim financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited. The balance sheet as of December 31, 2019, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year.

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

Recently Issued Accounting Pronouncements:

During June 2016, the Financial Accounting Standard Board (FASB) issued accounting standards update ("ASU") 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses became effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General-Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 (Subtopic 715) requires entities to disclose weighted-average interest crediting rates for plans with promised interest crediting rates and reasons for significant gains and losses related to changes in the benefit obligation for reporting period. it also clarifies some disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020, for public business entities. The Company does not expect the amendments will have any material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. ASU 2020-3 improves various financial instruments Topics in the Accounting Standard Codification, such as: fair value option, applicability of portfolio exception in Topic 820 to nonfinancial items, disclosures for depository and lending institutions, etc.. The confirming amendments are effective upon issuance of this Update for public entities. The amendments related to other issues are effective on various dates depending on the affects the guidance in the amendments in Accounting Standards Updates. The Company has adopted certain items in the guidance and is currently evaluating the impact of the other areas of the guidance and doesn't expect the adoption of the ASU have or will have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-4 (Topic 848) provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the amendments will have any material impact on our consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2020 and December 31, 2019:

As of June 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	22,999	863	3	23,859
Collateralized mortgage obligations	32	1	—	33
Total available for sale	$23,531	$864	$3	$24,392

Held to maturity:
States and political subdivisions	$1,195	$311	$—	$1,506

As of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	25,989	282	196	26,075
Collateralized mortgage obligations	37	1	—	38
Total available for sale	$26,526	$283	$196	$26,613

Held to maturity:
States and political subdivisions	$1,167	$263	$—	$1,430

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2020 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	105	104
Due after five years through ten years	13,173	13,633
Due after ten years	10,253	10,655
Total available for sale	$23,531	$24,392

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,195	1,506
Due after ten years	—	—
Total held to maturity	$1,195	$1,506

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2020. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

As of June 30, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$—	$—	$299	$3	$299	$3
Total available for sale	$—	$—	$299	$3	$299	$3

As of December 31, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$232	$1	$10,271	$195	$10,503	$196
Total available for sale	$232	$1	$10,271	$195	$10,503	$196

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

The Company’s unrealized loss for the debt securities is comprised of 2 securities in the 12 months or greater loss position at June 30, 2020, and 1 security in the less than 12 months loss position and 7 securities in the 12 months or greater loss position at December 31, 2019. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at June 30, 2020.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2020 and December 31, 2019, the Company had $1.54 billion and $1.42 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net reduction of $1.4 million at June 30, 2020 and a net increase of $138,000 at December 31, 2019, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had $193,000 and $190,000 for loans held for sale at June 30, 2020 and December 31, 2019. Also, at June 30, 2020, our commercial and industrial loan portfolio includes $78.0 million loans to small businesses through Paycheck Protection Program loans ("SBA PPP" loans), which is a loan designed by Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at June 30, 2020 and December 31, 2019, consist of the following:

	June 30, 2020	December 31, 2019
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$112,067	$36,777
Construction	253,537	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	139,542	136,753
Commercial – Non-owner Occupied	302,528	298,204
Residential – 1 to 4 Family	640,369	636,891
Residential – Multifamily	84,677	68,258
Consumer	11,513	12,771
Total Loans	$1,544,233	$1,420,749

An age analysis of past due loans by class at June 30, 2020 and December 31, 2019 is as follows:

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$324	$324	$111,743	$112,067	$—
Construction	—	—	1,365	1,365	252,172	253,537	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	5,630	5,630	133,912	139,542	—
Commercial – Non-owner Occupied	—	499	69	568	301,960	302,528	—
Residential – 1 to 4 Family	—	277	2,624	2,901	637,468	640,369	—
Residential – Multifamily	—	—	—	—	84,677	84,677	—
Consumer	28	—	—	28	11,485	11,513	—
Total Loans	$28	$776	$10,012	$10,816	$1,533,417	$1,544,233	$—

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$286	$286	$36,491	$36,777	$—
Construction	—	—	1,365	1,365	229,730	231,095	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,722	2,702	4,424	132,329	136,753	—
Commercial – Non-owner Occupied	—	—	70	70	298,134	298,204	—
Residential – 1 to 4 Family	—	262	925	1,187	635,704	636,891	—
Residential – Multifamily	—	—	—	—	68,258	68,258	—
Consumer	—	—	—	—	12,771	12,771	—
Total Loans	$—	$1,984	$5,348	$7,332	$1,413,417	$1,420,749	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended Mach 31, 2020
March 31, 2020	$961	$3,127	$2,235	$6,211	$9,625	$890	$170	$23,219
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	3	—	3	3	—	—	—	9
Provisions	23	533	176	(33)	1,141	168	(8)	2,000
Ending Balance at June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228

Allowance for loan losses
Six months ended March 31, 2020
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	—	8	6	—	—	—	21
Provisions	16	853	383	315	1,615	239	(25)	3,396
Ending Balance at June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228

Allowance for loan losses
Individually evaluated for impairment	$325	$329	$163	$458	$230	$—	$—	$1,505
Collectively evaluated for impairment	662	3,331	2,251	5,723	10,536	1,058	162	23,723
Ending Balance at June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228

Loans
Individually evaluated for impairment	$325	$4,990	$7,582	$10,292	$3,132	$—	$—	$26,321
Collectively evaluated for impairment	111,742	248,547	131,960	292,236	637,237	84,677	11,513	1,517,912
Ending Balance at June 30, 2020	$112,067	$253,537	$139,542	$302,528	$640,369	$84,677	$11,513	$1,544,233

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2019
March 31, 2019	$688	$1,796	$1,884	$6,398	$8,098	$743	$203	$19,810
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	6	7	12	1	—	—	30
Provisions	1	725	(145)	(506)	381	1	(7)	450
Ending Balance at June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290

Allowance for loan losses
Six months ended March 31, 2019
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	$19,075
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	10	6	13	33	3	—	—	65
Provisions	(35)	827	(329)	18	560	123	(14)	1,150
Ending Balance at June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290

Allowance for loan losses
Individually evaluated for impairment	$13	$107	$34	$188	$458	$—	$—	$800
Collectively evaluated for impairment	680	2,420	1,712	5,716	8,022	744	196	19,490
Ending Balance at June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290

Loans
Individually evaluated for impairment	$13	$5,350	$5,282	$12,976	$2,649	$—	$—	$26,270
Collectively evaluated for impairment	36,001	194,542	130,212	275,751	573,326	59,611	13,426	1,282,869
Ending Balance at June 30, 2019	$36,014	$199,892	$135,494	$288,727	$575,975	$59,611	$13,426	$1,309,139

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

The following tables provide further detail on impaired loans and the associated ALLL at June 30, 2020 and December 31, 2019:

June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,927	2,927	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	1,856	1,856	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	4,852	4,852	—
With an allowance recorded:
Commercial and Industrial	325	331	325
Construction	4,990	9,480	329
Real Estate Mortgage:
Commercial – Owner Occupied	4,655	4,655	163
Commercial – Non-owner Occupied	10,223	10,223	458
Residential – 1 to 4 Family	1,276	1,276	230
Residential – Multifamily	—	—	—
Consumer	—	—	—
	21,469	25,965	1,505
Total:
Commercial and Industrial	325	331	325
Construction	4,990	9,480	329
Real Estate Mortgage:
Commercial – Owner Occupied	7,582	7,582	163
Commercial – Non-owner Occupied	10,292	10,292	458
Residential – 1 to 4 Family	3,132	3,132	230
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$26,321	$30,817	$1,505

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,702	2,702	—
Commercial – Non-owner Occupied	70	70	—
Residential – 1 to 4 Family	194	194	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	2,966	2,966	—
With an allowance recorded:
Commercial and Industrial	286	292	286
Construction	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	2,131	2,131	33
Commercial – Non-owner Occupied	10,354	10,355	457
Residential – 1 to 4 Family	1,251	1,251	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	19,132	23,629	1,128
Total:
Commercial and Industrial	286	292	286
Construction	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	4,833	4,833	33
Commercial – Non-owner Occupied	10,424	10,425	457
Residential – 1 to 4 Family	1,445	1,445	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$22,098	$26,595	$1,128

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$361	$8	$13	$1
Construction	4,991	39	5,410	44
Real Estate Mortgage:
Commercial – Owner Occupied	6,193	49	3,810	23
Commercial – Non-owner Occupied	10,298	16	12,072	177
Residential – 1 to 4 Family	2,478	40	2,767	3
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$24,321	$152	$24,072	$248

	Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$336	$12	$13	$1
Construction	5,030	79	5,470	89
Real Estate Mortgage:
Commercial – Owner Occupied	5,740	81	3,354	66
Commercial – Non-owner Occupied	10,340	154	11,814	329
Residential – 1 to 4 Family	2,133	54	2,682	13
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$23,579	$380	$23,333	$498

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $16.3 million and $16.8 million, respectively, at June 30, 2020 and December 31, 2019. Nonperforming TDR loans were $277,500 and $281,000 at June 30, 2020 and December 31, 2019, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and six months ended June 30, 2020 and the year ended December 31, 2019, respectively. Under Interagency Statement ("Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)") issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As the result, Loans that have been restructured for short term through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

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

At the time a loan is modified in a TDR, we consider the following factors to determine whether the loan should accrue interest:

•Whether there is a period of current payment history under the current terms, typically 6 months;
•Whether the loan is current at the time of restructuring; and
•Whether we expect the loan to continue to perform under the restructured terms with a debt coverage ratio that complies with the Bank’s credit underwriting policy of 1.25 times debt service.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $629,000 and $607,300 in the allowance at June 30, 2020 and December 31, 2019, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

1.Good: Borrower exhibits the strongest overall financial condition and represents the most creditworthy profile.
2.Satisfactory (A): Borrower reflects a well-balanced financial condition, demonstrates a high level of creditworthiness and typically will have a strong banking relationship with the Bank.
3.Satisfactory (B): Borrower exhibits a balanced financial condition and does not expose the Bank to more than a normal or average overall amount of risk. Loans are considered fully collectable.
4.Watch List: Borrower reflects a fair financial condition, but there exists an overall greater than average risk. Risk is deemed acceptable by virtue of increased monitoring and control over borrowings. Probability of timely repayment is present.
5.Other Assets Especially Mentioned (OAEM): Financial condition is such that assets in this category have a potential weakness or pose unwarranted financial risk to the Bank even though the asset value is not currently impaired. The asset does not currently warrant adverse classification but if not corrected could weaken and could create future increased risk exposure. Includes loans that require an increased degree of monitoring or servicing as a result of internal or external changes.
6.Substandard: This classification represents more severe cases of #5 (OAEM) characteristics that require increased monitoring. Assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral. Asset has a well-defined weakness or weaknesses that impairs the ability to repay debt and jeopardizes the timely liquidation or realization of the collateral at the asset’s net book value.
7.Doubtful: Assets which have all the weaknesses inherent in those assets classified #6 (Substandard) but the risks are more severe relative to financial deterioration in capital and/or asset value; accounting/evaluation techniques may be questionable and the overall possibility for collection in full is highly improbable. Borrowers in this category require constant monitoring, are considered work-out loans and present the potential for future loss to the Bank.

An analysis of the credit risk profile by internally assigned grades as of June 30, 2020 and December 31, 2019 is as follows:

At June 30, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$110,520	$1,223	$324	$—	$112,067
Construction	241,373	4,833	7,331	—	253,537
Real Estate Mortgage:
Commercial – Owner Occupied	133,912	—	5,630	—	139,542
Commercial – Non-owner Occupied	302,334	—	194	—	302,528
Residential – 1 to 4 Family	636,947	691	2,731	—	640,369
Residential – Multifamily	84,677	—	—	—	84,677
Consumer	11,513	—	—	—	11,513
Total	$1,521,276	$6,747	$16,210	$—	$1,544,233

At December 31, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$36,491	$—	$286	$—	$36,777
Construction	219,289	4,275	7,531	—	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	134,051	—	2,702	—	136,753
Commercial – Non-owner Occupied	298,006	—	198	—	298,204
Residential – 1 to 4 Family	634,937	920	1,034	—	636,891
Residential – Multifamily	68,258	—	—	—	68,258
Consumer	12,771	—	—	—	12,771
Total	$1,403,803	$5,195	$11,751	$—	$1,420,749

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.51 billion and $1.34 billion at June 30, 2020 and December 31, 2019. The time deposits greater than $250,000 were $97.7 million and $123.8 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $189.7 million and $179.4 million at June 30, 2020 and December 31, 2019, respectively.

Common stock dividend: On June 30, 2020, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 10, 2020 and paid the dividend on July 24, 2020. On March 27, 2020, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of April 10, 2020 and paid the dividend on April 24, 2020. The Company also paid a cash dividend $1.7 million on the common stock on January 24, 2020 which had been declared in the fourth quarter of 2019.

In January 2020, the Company declared a 10% common stock dividend to shareholders. The Company declared the stock dividend before the Company's 2019 financial statements were issued or were available to be issued. As a result, the Company retroactively adjusted the assumed 10% dividend shares 1,077,121 to the outstanding shares at December 31, 2019. At March 3, 2020, actual shares issued to the shareholders excluding the cash distribution on the fraction shares was 1,077,061.

Preferred stock dividend: The Company paid cash dividend $15,000 and $19,250 to preferred stock holders during the six months ended June 30, 2020 and June 30, 2019.

Conversion of preferred stock: During the six months ended June 30, 2020, there was no conversion from preferred stock shares to common shares. The preferred stock holders converted 674 shares of preferred shares into 84,280 shares of common shares during the six months ended June 30, 2019.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. The Company distributed PDL earnings $594,000 to Bridgestone during the first six months of 2020.

Other comprehensive income

The changes in accumulated other comprehensive income (loss) consisted of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Investment securities:
Net unrealized gains arising during the period	$91	$289
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized gains during the periods	(22)	(71)
Change in other comprehensive income	$69	$218

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Investment securities:
Net unrealized gains arising during the period	$774	$769
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized gains during the periods	(190)	(190)
Change in other comprehensive income	$584	$579

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$6,541	$7,468	$13,753	$14,529
Less: Dividend on series B preferred stock	7	8	15	9
Net income available to common shareholders	6,534	7,460	13,738	14,520
Basic weighted-average common shares outstanding	11,849,118	11,837,378	11,849,041	11,828,432
Basic earnings per common share	$0.55	$0.63	$1.16	$1.23
Diluted earnings per common share
Net income available to common shares	$6,534	$7,460	$13,738	$14,520
Add: Dividend on series B preferred stock	7	8	15	9
Net income available to diluted common shares	6,541	7,468	13,753	14,529
Basic weighted-average common shares outstanding	11,849,118	11,837,378	11,849,041	11,828,432
Dilutive potential common shares	128,479	173,381	143,858	178,654
Diluted weighted-average common shares outstanding	11,977,597	12,010,759	11,992,899	12,007,086
Diluted earnings per common share	$0.55	$0.62	$1.15	$1.21

All share and per share information as of June 30, 2019 has been adjusted for the 10% stock dividend effective on March 3, 2020.

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

Level 1 Input:

1)Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs:

1)Quoted prices for similar assets or liabilities in active markets.
2)Quoted prices for identical or similar assets or liabilities in markets that are not active.
3)Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

Level 3 Inputs:

1)Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
2)These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of June 30, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	23,859	—	23,859
Collateralized mortgage-backed securities	—	33	—	33
Loans held for sale	—	193	—	193
Total	$—	$24,585	$—	$24,585
As of December 31, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	26,075	—	26,075
Collateralized mortgage-backed securities	—	38	—	38
Loans held for sale	—	190	—	190
Total	$—	$26,803	$—	$26,803

For the six months ended June 30, 2020, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during three and six months ended June 30, 2020 and 2019.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2020
Collateral-dependent impaired loans	$—	$—	$12,631	$12,631
OREO	—	—	3,772	3,772
As of December 31, 2019
Collateral-dependent impaired loans	$—	$—	$8,460	$8,460
OREO	—	—	4,727	4,727
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

Borrowings: The fair values of FHLBNY borrowings and Federal Reserve bank advance, other borrowed funds and subordinated debt are based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for debts with similar credit rating, terms and remaining maturities.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2020 and December 31, 2019:

June 30, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$320,923	$320,923	$320,923	$—	$—
Investment securities AFS	24,392	24,392	—	24,392	—
Investment securities HTM	1,195	1,506	—	1,506	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	193	193	—	193	—
Loans, net	1,519,005	1,539,438	—	1,514,622	24,816
Accrued interest receivable	10,193	10,193	—	10,193	—

Financial Liabilities:
Non-time deposits	$815,395	$815,395	$—	$815,395	$—
Time deposits	693,166	699,853	—	699,853	—
Borrowings	220,949	225,942	—	225,942	—
Accrued interest payable	1,754	1,754	—	1,754	—

December 31, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$191,607	$191,607	$191,607	$—	$—
Investment securities AFS	26,613	26,613	—	26,613	—
Investment securities HTM	1,167	1,430	—	1,430	—
Restricted stock	7,440	7,440	—	—	7,440
Loans held for sale	190	190	—	190	—
Loans, net	1,398,938	1,393,288	—	1,372,317	20,971
Accrued interest receivable	6,069	6,069	—	6,069	—

Financial Liabilities:
Non-time deposits	$652,544	$652,544	$—	$652,544	$—
Time deposits	686,675	692,177	—	692,177	—
Borrowings	148,053	156,479	—	156,479	—
Accrued interest payable	2,260	2,260	—	2,260	—

Note 9. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 6 years or less except the land lease, which has a remaining lease term of eighty-six years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

When we adopted the ASU 2016-02, we recognized operating right-of-use assets and lease liabilities each for $2.8 million. At adoption of ASU 2016-02, we elected the practical expedients package, which allows us to not reassess the lease classification for any existing leases. All our leases existed before the adoption of the new lease standard were measured under operating leases according to the applicable GAAP standard then. As a result, we have recorded all our lease as operating leases.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At June 30, 2020, we had future minimum lease payments of $27.5 million, imputed interest $25.1 million, and lease liability $2.4 million. The weighted average remaining lease term was 52.49 years and weighted average discount rate was 7.30% at June 30, 2020, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended June 30, 2020:

June 30, 2020
(Dollars in thousands )
Lease right of use ("ROU") assets	$2,423
Lease liabilities	$2,423

The following table presents future undiscounted cash flows on our operating leases:

June 30, 2020
(Dollars in thousands)
Remainder of 2020	$155
2021	319
2022	290
2023	250
2024	252
Thereafter	26,211
Total undiscounted lease payments	$27,477

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2020. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of June 30, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $163.6 million and $205.1 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2020 and December 31, 2019, standby letters of credit with customers were $19.0 million and $20.8 million, respectively.

On March 4, 2020, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 4, 2021. There were no outstanding borrowings on the letter of credit as of June 30, 2020.

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
At June 30, 2020 and December 31, 2019, deposit balances from cannabis customers were approximately $184.6 million and $129.2 million, or 12.2% and 9.6% of total deposits, respectively, with two customers accounting for 10.6% and 13.6% of the total at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, there were cannabis-related loans in the amounts of $8.0 million and $5.5 million, respectively. We recorded approximately $220,000 and $74,500 of interest income in the six months ended June, 2020 and 2019, respectively, related to these loans.

NOTE 11 REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At June 30, 2020 and December 31, 2019, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits.If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8 percent for the second through fourth quarters of calendar year 2020, greater than 8.5 percent for calendar year 2021, and greater than 9 percent thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement.

The leverage ratios of the Company and the Bank at June 30, 2020 are as follow:

Regulatory Capital Compliance
As of June 30, 2020	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage **	$202,098	11.28%	$71,670	4.00%	$71,670	4.00%	$89,588	5.00%
Parke Bank:
Tier 1 leverage**	$201,737	11.26%	$71,653	4.00%	$71,653	4.00%	$89,567	5.00%

The following table presents the total risk based, Tier 1 risk based, Tier 1 common equity, and Tier 1 leverage ratios of the Company and the Bank as of December 31, 2019:

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

** Excluded exposures pledged as collateral to the PPPL Facility from the total leverage exposure, average total consolidated assets according to Regulatory Capital Rule-Rule “ Paycheck Protection Program Lending Facility and Paycheck Protection Program Loans”.

NOTE 12. SUBSEQUENT EVENTS

In July 2020, the Company completed a private placement of $30 million in ten-year, fixed-to-floating rate subordinated notes due 2030 to certain qualified institutional buyers and accredited investors. The Notes will initially bear interest at a fixed annual rate of 6.50%, for five years and will reset quarterly thereafter to the then current three-month SOFR plus 644 basis points. The Company may redeem the Notes on or after July 15, 2025, or at any time upon certain other specified events.  The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds of the offering for general corporate purposes.

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
The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.
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

At June 30, 2020, we had total assets of $1.94 billion, and total equity of $189.7 million. Net income available to common shareholders for three and six months ended June 30, 2020 were $6.5 million and $13.7 million.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. Beginning in the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to people's health as well as the global and U.S. economies. As COVID-19 locked down business activities across the U.S. and globally, there has been a dramatic slow-down in business productivity, changes in consumer behaviors, fragmentation of global trade and supply linkages, and a sharp rise in unemployment. The largest economic shock the world has experienced in decades has plunged U.S. economy into recession. Although the reopening of businesses has boosted economic activities in recent months, the resurgence of the coronavirus outbreak has forced some heavily affected regions to either close businesses again or pause reopenings. Circumstances continue to change and the outlook for containing the outbreak is still highly uncertain. Despite the federal government's massive economic stimulation, the Federal Reserve's monetary policies, and numerous other crisis programs to provide enormous credit and liquidity, the signs of recovery have been mixed; the labor market has shown improvement and the stock market has shown astonishing recovery, but other indicators have not looked promising. It is still unclear what long term effects federal and local government actions will have on the economy. Additionally, it is still not clear how significantly this pandemic will impact the overall national economy and our business in the long run. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results such as changes to the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, other government policies, and actions of regulatory agencies.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Income: Our net income available to common shareholders for the second quarter of 2020 decreased $926,000, or 12.4%, to $6.5 million compared to $7.5 million for the same period last year. Earnings per share were $0.55 per basic common share and $0.55 per diluted common share for the second quarter of 2020 compared to $0.63 per basic common share and $0.62 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from a $1.6 million increase in the provision for loan losses.

Net Interest Income: Our net interest income increased $600,000, or 4.2%, to $14.9 million for the second quarter of 2020 compared to $14.3 million for the second quarter of 2019. Interest income for the second quarter of 2020 increased to $20.4 million, an increase of $619,000, or 3.1%, from $19.8 million for the second quarter of 2019. The increase in interest income was primarily due to higher interest income generated from higher average loan volumes and partially offset by the impact of lower interest rates on average loans and a decrease in interest income from deposits in Federal Reserve Bank. The Federal Reserve Board has reduced rates in response to the COVID-19 pandemic. Also contributing to the increase in interest income for the second quarter was a $251,000 increase in interest and fees on loans from the SBA Paycheck Protection Program loans ("SBA PPP Loans"). Interest expense was $5.6 million for the three months ended June 30, 2020, almost unchanged from $5.5 million for the three months ended June 30, 2019. The essentially flat interest expenses for the two periods primarily reflected the cost offset on changes in interest expense due from increased average volumes and decreased interest rates on deposits and other borrowings.

Provision for loan losses: The provision for loan losses increased $1.6 million for the three months ended June 30, 2020 to $2.0 million, compared to $450,000 for the same period last year. The increase in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty resulting from COVID-19 and the impact on the credit quality on our borrowers as of June 30, 2020, as well as the increased loan volumes. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $926,000 for the three months ended June 30, 2020, an increase of $160,000 compared to $766,000 for the same period last year. The increase is primarily attributable to decreased net loss on sale of OREO, partially offset by decrease in loan fee income. The fee income for the three months ended June 30, 2020 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $451,000 compared to $401,000 for the same period last year. Such fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 10. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-interest Expense: Our non-interest expense increased $345,000 to $4.9 million for the three months ended June 30, 2020, from $4.5 million for the three months ended June 30, 2019. The increase was primarily due to a $370,000 increase in compensation and benefits and a $119,000 increase in FDIC insurance and other assessments, partially offset by the decrease in professional service costs.

Income Tax: Income tax expense was $2.3 million on income before taxes of $9.0 million for the three months ended June 30, 2020, resulting in an effective tax rate of 25.8%, compared to income tax expense of $2.5 million on income before taxes of $10.1 million for the same period of 2019, resulting in an effective tax rate of 24.6%.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net income: Our net income available to common shareholders for the six months ended June 30, 2020 decreased $782,000, or 5.4%, to $13.7 million compared to $14.5 million for the six months ended June 30, 2019. Earnings per share were $1.16 per basic common share and $1.15 per diluted common share for the six months ended June 30, 2020 compared to $1.23 per basic common share and $1.21 per diluted common share for the same period last year. The decrease in the net income available to common shareholders primarily resulted from a higher provision for loan losses.

Net interest income: Our net interest income increased $2.4 million, or 8.5% to $30.1 million for the six months ended June 30, 2020, compared to $27.7 million for the same period last year. Interest income for the six months ended June 30, 2020 increased to $42.0 million, an increase of $3.8 million, or 10.0%, from $38.2 million for the same period of 2019. The interest income increase was primarily due to higher interest income generated from higher average loan volumes and partially offset by the income impact of lower interest rates on average loans and a decrease in interest income from deposits in Federal Reserve Bank. The Federal Reserve Board has reduced rates in response to the COVID-19 pandemic. Also contributing to the increase in interest income for year to date June 30, 2020 was a $251,000 increase in interest and fees on loans from the SBA Paycheck Protection Program loans ("SBA PPP Loans"). Interest expense increased $1.5 million for year to date June 30, 2020, compared to the same period in 2019, primarily due to higher volumes of deposits and other borrowings, partially offset by decreases in interest expense due to reductions in market interest rates.

Provision for loan losses: The provision for loan losses was $3.4 million for the six months ended June 30, 2020 compared to the provision for loan losses of $1.2 million for the same period last year. The $2.2 million increase in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty resulting from COVID-19 and the impact on the credit quality on our borrowers as of June 30, 2020, as well as the increased loan volumes. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $1.9 million for the six months ended June 30, 2020, an increase of $229,000, or 13.6%, compared to $1.7 million for the same period last year. The increase was primarily attributable to increased fee income from deposit accounts and a decreased net loss on sale of OREO, partially offset by a decrease in other loan fees and a decrease in the gain on sale of SBA loans. Fee income for the six months ended June 30, 2020 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $921,000, compared to $713,000 for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 10. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense increased $1.1 million to $9.7 million for the six months ended June 30, 2020, from $8.7 million for the six months ended June 30, 2019. The increase was primarily due to a $774,000 increase in compensation expense and a $233,000 increase in FDIC insurance and other assessments.

Income Tax: Income tax expense was $4.9 million on income before taxes of $18.9 million for the six months ended June 30, 2020, resulting in an effective tax rate of 25.8%, compared to income tax expense of $4.8 million on income before taxes of $19.6 million for the same period of 2019, resulting in an effective tax rate of 24.5%.

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

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,529,031	$20,139	5.30%	$1,296,421	$18,523	5.73%
Investment securities*	33,220	259	3.14%	37,493	290	3.10%
Federal funds sold and interest bearing deposits	239,485	45	0.08%	174,065	1,011	2.33%
Total interest-earning assets	1,801,736	20,443	4.56%	1,507,979	19,824	5.27%
Other assets	69,030			59,925
Allowance for loan losses	(23,894)			(20,129)
Total assets	$1,846,872			$1,547,775
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$60,720	$82	0.54%	$56,892	93	0.66%
Money markets	269,866	1,101	1.64%	201,992	1,105	2.19%
Savings	114,617	148	0.52%	116,156	152	0.52%
Time deposits	542,441	2,818	2.09%	416,094	2,432	2.34%
Brokered certificates of deposit	147,450	610	1.66%	107,445	738	2.76%
Total interest-bearing deposits	1,135,094	4,759	1.69%	898,579	4,520	2.02%
Borrowings	192,076	793	1.66%	118,053	1,013	3.44%
Total interest-bearing liabilities	1,327,170	5,552	1.68%	1,016,632	5,533	2.18%
Non-interest bearing deposits	317,075			353,965
Other liabilities	13,548			11,761
Total non-interest bearing liabilities	330,623			365,726
Equity	189,079			165,417
Total liabilities and shareholders’ equity	$1,846,872			$1,547,775
Net interest income		$14,891			$14,291
Interest rate spread			2.88%			3.09%
Net interest margin			3.32%			3.80%
•Included balances of FHLB and ACCBB stocks

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,488,737	$40,467	5.47%	$1,282,401	$35,964	5.66%
Investment securities*	33,894	537	3.19%	38,026	605	3.21%
Federal funds sold and interest bearing deposits	268,752	996	0.75%	139,584	1,612	2.33%
Total interest-earning assets	1,791,383	42,000	4.71%	1,460,011	38,181	5.27%
Other assets	67,184			58,706
Allowance for loan losses	(22,966)			(19,768)
Total assets	$1,835,601			$1,498,949
Liabilities and Shareholders’ Equity
Interest bearing deposits:
NOWs	$59,580	$165	0.56%	$55,259	$169	0.62%
Money markets	256,794	2,247	1.76%	203,533	2,201	2.18%
Savings	162,595	402	0.50%	120,800	314	0.52%
Time deposits	553,692	6,085	2.21%	393,539	4,362	2.24%
Brokered certificates of deposit	139,228	1,311	1.89%	106,719	1,437	2.72%
Total interest-bearing deposits	1,171,889	10,210	1.75%	879,850	8,483	1.94%
Borrowings	170,064	1,700	2.01%	118,263	1,975	3.37%
Total interest-bearing liabilities	1,341,953	11,910	1.78%	998,113	10,458	2.11%
Non-interest bearing deposits	294,084			327,653
Other liabilities	12,962			10,926
Total non-interest bearing liabilities	307,046			338,579
Equity	186,602			162,257
Total liabilities and shareholders’ equity	$1,835,601			$1,498,949
Net interest income		$30,090			$27,723
Interest rate spread			2.93%			3.16%
Net interest margin			3.38%			3.83%

•Included balances of FHLB and ACCBB stocks

Financial Condition
General
At June 30, 2020, the Company’s total assets were $1.94 billion, an increase of $254.7 million, or 15.2%, from December 31, 2019. The increase in total assets was primarily attributable to the increase in cash and loans. Cash and cash equivalents increased $129.3 million compared to the cash balance at December 31, 2019. Loans increased $123.5 million at June 30, 2020, primarily due to increases in the commercial and industry loans and construction loan portfolios, compared to the balances at December 31, 2019. The increase in commerical and industry loans was primairly due to $78.0 million increase in SBA PPP loans.

Total liabilities were $1.75 billion at June 30, 2020. This represented a $244.4 million, or 16.3%, increase from $1.50 billion at December 31, 2019. The increase in total liabilities was primarily due to an increase in total deposits, which increased $169.3 million, or 12.6%, to $1.51 billion at June 30, 2020 from $1.34 billion at December 31, 2019. In addition, $72.9 million advances from Federal Reserve for SBA PPP loans also contributed to the increase in total liabilities.
Total equity was $189.7 million and $179.4 million at June 30, 2020 and December 31, 2019, respectively, for an increase of $10.3 million from December 31, 2019.

The following table presents certain key condensed balance sheet data as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Cash and cash equivalents	$320,923	$191,607
Investment securities	25,587	27,780
Loans held for sale	193	190
Loans, net of unearned income	1,544,233	1,420,749
Allowance for loan losses	(25,228)	(21,811)
Total assets	1,935,884	1,681,160
Total deposits	1,508,561	1,339,219
FHLBNY borrowings	134,650	134,650
Subordinated debt	13,403	13,403
Other borrowings	72,896	—
Total liabilities	1,746,143	1,501,736
Total equity	189,741	179,424
Total liabilities and equity	1,935,884	1,681,160

Cash and cash equivalents

Cash and cash equivalents increased $129.3 million to $320.9 million at June 30, 2020 from $191.6 million at December 31, 2019, an increase of 67.5%. The increase was primarily due to the cash received from the increase of deposits.

Investment securities

Total investment securities decreased to $25.6 million at June 30, 2020, from $27.8 million at December 31, 2019, a decrease of $2.2 million or 7.9%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

Loans

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. We have also expanded our lending footprint in other areas. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
We originate residential mortgage loans with adjustable and fixed-rates that are secured by 1- 4 family and multifamily residential properties. These loans are generally underwritten under terms, conditions and documentation acceptable to the secondary mortgage market. A substantial majority of such loans can be pledged for potential borrowings.
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

Beginning in April 2020, the Company has been lending to small business through SBA PPP loans, which is a loan designed by Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. As of June 30, 2020, we have originated approximately $78.0 million of SBA PPP loans.

Around the end of the first quarter and beginning of the second quarter of 2020, we established a loan deferment and relief programs that are intended to provide an immediate and appropriate level of financial relief for the individuals and businesses experiencing hardship as a result of the COVID-19 Coronavirus Pandemic.The program provides three types of deferrals of monthly loan payments for three months with one time renewal option to certain qualified borrowers. It also requires that the borrowers were current on payments at the time the modification.

At June 30, 2020, total loan balances net of unearned income, were $1.54 billion, a $123.5 million increase compared to December 31, 2019.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had loans held for sale totaling $193,000 at June 30, 2020 and $190,000 at December 31, 2019, respectively.

Loans receivable: Loans receivable increased to $1.54 billion at June 30, 2020 from $1.42 billion at December 31, 2019. The increase was primarily due to loan growth from the commercial and industry loan portfolio and construction loan portfolio. Loans receivable, excluding loans held for sale, as of June 30, 2020 and December 31, 2019, consisted of the following:

	June 30, 2020		December 31, 2019
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$112,067	7.3%	$36,777	2.6%
Construction	253,537	16.4%	231,095	16.3%
Real Estate Mortgage:
Commercial – Owner Occupied	139,542	9.0%	136,753	9.6%
Commercial – Non-owner Occupied	302,528	19.6%	298,204	21.0%
Residential – 1 to 4 Family	640,369	41.5%	636,891	44.8%
Residential – Multifamily	84,677	5.5%	68,258	4.8%
Consumer	11,513	0.7%	12,771	0.9%
Total Loans	$1,544,233	100.00%	$1,420,749	100.00%

Deposits

At June 30, 2020, the Bank’s total deposits increased to $1.51 billion from $1.34 billion at December 31, 2019, an increase of $169.3 million, or 12.6%. Deposits growth was primarily due to an increase in non-interest bearing demand deposits and increase in other non-time deposits.

	June 30,	December 31,
	2019	2019
	(Dollars in thousands)
Noninterest-bearing	$356,350	$259,269
Interest-bearing
Checking	59,684	55,606
Savings	115,343	105,554
Money market	284,018	232,115
Time deposits	693,166	686,675
Total deposits	$1,508,561	$1,339,219

Borrowings
Total borrowings were $220.9 million at June 30, 2020, an increase of $72.9 million from December 31, 2019, primarily due to increase in advances from Federal Reserve for SBA PPP loans.

Equity

Total equity increased to $189.7 million at June 30, 2020 from $179.4 million at December 31, 2019, an increase of $10.3 million, or 5.8%, primarily due to the retention of earnings from the period.

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

As we continue to navigate the COVID-19 pandemic, we have enhanced our credit review processes and procedures to identify and highlight high risks industries and individuals for probable credit risks. We have also increased our focus on delinquencies, looking for early warning signs for those customers that are not usually late and possibly affected by the crisis.

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
At June 30, 2020, the allowance for loan losses was $25.2 million, as compared to $21.8 million at December 31, 2019. The ratio of the allowance for loan losses to total loans was 1.63% and 1.54% at June 30, 2020 and December 31, 2019, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 183.0% at June 30, 2020, compared to 216.5% at December 31, 2019. During the six-month period ended June 30, 2020 and 2019, the Company did not charge off any loans, and recovered $21,000 and $65,000, respectively. Specific allowances for loan losses have been established in the amount of $1.5 million at June 30, 2020 as compared to $1.1 million on impaired loans at December 31, 2019. We have established reserves for all losses that we believe are both probable and reasonably estimable at June 30, 2020 and December 31, 2019. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to expected credit loss methodology. We increased our loan loss provision by $2.2 million to $3.4 million for the period ended at June 30, 2020, compared to the six months ended June 30, 2019. The increase reflected the estimated probable increase of credit risk largely from the COVID-19 pandemic on our borrowers as of June 30, 2020.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the period	$21,811	$19,075
Charge-offs:
Commercial and Industrial	—	—
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	—	—

Recoveries:
Commercial and Industrial	7	10
Construction	—	6
Real Estate Mortgage:
Commercial – Owner Occupied	8	13
Commercial – Non-owner Occupied	6	33
Residential – 1 to 4 Family	—	3
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	21	65

Net recoveries	21	65
Provisions for loan losses	3,396	1,150
Balance at the end of the period	$25,228	$20,290

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

Delinquent loans totaled $10.8 million, or 0.7% of total loans at June 30, 2020, an increase of $3.5 million from December 31, 2019. At June 30, 2020, loans 30 to 89 days delinquent totaled $804,000, a decrease of $1.2 million from December 31, 2019. Loans delinquent 90 days or more and not accruing interest totaled $10.0 million or 0.6% of total loans at June 30, 2020, an increase of $4.7 million from $5.3 million, or 0.4% of total loans at December 31, 2019. The two largest nonperforming loan relationships as of June 30, 2020 were a $1.7 million commercial owner occupied loan and an aggregate of $2.7 million loans to one borrower secured by farmland, which was partially guaranteed by a Federal government agency.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at June 30, 2020.

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$324	$—	$111,743	$112,067	0.29%
Construction	—	—	1,365	—	252,172	253,537	0.54%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	5,630	—	133,912	139,542	4.03%
Commercial – Non-owner Occupied	—	499	69	—	301,960	302,528	0.02%
Residential – 1 to 4 Family	—	277	2,624	—	637,468	640,369	0.41%
Residential – Multifamily	—	—	—	—	84,677	84,677	—%
Consumer	28	—	—	—	11,485	11,513	—%
Total Loans	$28	$776	$10,012	$—	$1,533,417	$1,544,233	0.65%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At June 30, 2020 and December 31, 2019, we had $26.3 million and $22.1 million loans deemed impaired. Impaired loans at June 30, 2020 and December 31, 2019 included $16.6 million and $17.0 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We reported performing TDR loans (not reported as non-accrual loans) of $16.3 million and $16.8 million, respectively, at June 30, 2020 and December 31, 2019. We had nonperforming TDR loans $277,500 and $281,000 at June 30, 2020 and December 31, 2019, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the six month ended June 30, 2020 and the year ended December 31, 2019. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at June 30, 2020 was $3.8 million, compared to $4.2 million at June 30, 2019 with the largest property being a commercial building valued at $2.0 million.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$4,727	$5,124
Real estate acquired in settlement of loans	—	45
Sales of OREO, net	(955)	(791)
Valuation adjustment	—	(142)
Balance at end of period	$3,772	$4,236

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2020, our cash position was $320.9 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of June 30, 2020, the Company had lines of credit with the FHLBNY of $519.0 million, of which $134.7 million was outstanding, and an additional $40.0 million was a letter of credit for securing public funds. The remaining borrow capacity was $344.4 million at June 30, 2020.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At June 30, 2020, the Company's investment securities portfolio classified as available for sale was $24.4 million.

We had outstanding loan commitments of $163.6 million at June 30, 2020. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2020 and 2019.

Cash provided by operating activities was $11.3 million in the six month ended June 30, 2020, compared to $15.9 million for the same period in the prior year. The decrease in operating cash flow was primarily due to increase in accrued interest receivable and federal tax receivable, partially offset by increase in accrued expense.
Cash used by investing activities was $120.0 million in the six months ended June 30, 2020, compared to $65.3 million in the same period last year. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.

Cash provided by financing activities was $238.0 million in the six months ended June 30, 2020, compared to cash from financing of $62.7 million in the same period of last year. The current year included $169.3 million of cash inflows from deposits and $72.9 million advances from Federal Reserve for SBA PPP loans, partially offset by $3.6 million of dividend cash payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other meanings to manage our capital. Total equity increased $10.3 million at June 30, 2020, from December 31, 2019, predominantly from the Company’s net income of $13.8 million for the period, net of common and preferred stock dividends of $3.8 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2020, the Bank and the Company were both considered “well capitalized”.
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
In April 2020, the Federal banking regulatory agencies modified the original Community Bank Leverage Ratio (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater and that meets the other existing qualifying criteria may elect to use the community bank leverage ratio framework. The modified rule also states that the community bank leverage ratio requirement will be greater than 8 percent for the second through fourth quarters of calendar year 2020, greater than 8.5 percent for calendar year 2021, and greater than 9 percent thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio requirement.

The following table presents the tier 1 regulatory capitals and leverage ratios of the Company and the Bank at June 30, 2020:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage*	$202,098	11.28%	$201,737	11.26%
* Excluded exposures pledged as collateral to the PPPL Facility from the total leverage exposure, average total consolidated assets according to Regulatory Capital Rule-Rule “ Paycheck Protection Program Lending Facility and Paycheck Protection Program Loans”.

Also, in July 2020, we completed a private placement of $30 million in ten-year, fixed-to-floating rate subordinated notes due 2030 to certain qualified institutional buyers and accredited investors. The Notes have been structured to qualify initially as Tier 2 capital for the regulatory capital purposes for our consolidated entity .

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At June 30, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $163.6 million and $205.1 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the June 30, 2020 and December 31, 2019, standby letters of credit with customers were $19.0 million and $20.8 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2020, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2015, Devon Drive Lionville, LP, North Charlotte Road Pottstown, LP, Main Street Peckville, LP, Rhoads Avenue Newtown Square, LP, VG West Chester Pike, LP, 1301 Phoenix, LP, John M. Shea and George Spaeder (collectively, the “Plaintiffs”), filed suit in the U.S. District Court for the Eastern District of Pennsylvania, against Parke Bancorp, Inc., Parke Bank and Parke Bank's President and Chief Executive Officer and Senior Vice President (collectively the "Parke Parties") alleging civil violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), among other claims, seeking compensatory and punitive damages. The allegations stem from a series of loans made by Parke Bank to the various Plaintiffs which subsequently went into default. The Plaintiffs are alleging that funds of one or more of the Plaintiffs were used to repay loans of another. The Parke Parties believed the material allegations of wrongdoing were without merit and intend to vigorously defended against the claims asserted in this litigation. Following extensive motion practice over the course of several years, the Court dismissed all of the Plaintiffs’ claims against the Parke Parties, and each of them, with prejudice. Plaintiffs appealed the case to the United States Circuit Court of Appeals for the Third Circuit. The Third Circuit has rendered their decision and they have denied the Plaintiff’s appeal. The plaintiffs have filed a "Writ of Certiorari" which requires the U.S. Supreme Court to render an opinion. On June 8, 2020, The Supreme Court of the United States denied the Plaintiff’s petition for a “Writ of Certiorari”. This legal case is now final and no further motions can be filed by the Plaintiff’s.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of CEO required by Rule 13a-14(a).

31.2	Certification of CFO required by Rule 13a-14(a).

32	Certification required by 18 U.S.C. §1350.

101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date:	August 7, 2020	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	/s/ John F. Hawkins
John F. Hawkins
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)