Form 10-Q
period 2020-09-30
PARKE BANCORP, INC.
filed 2020-11-06
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020.
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

As of November 2, 2020, there were 11,851,869 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$20,182	$10,082
Interest bearing deposits with banks	422,540	181,525
Cash and cash equivalents	442,722	191,607
Investment securities available for sale, at fair value	22,102	26,613
Investment securities held to maturity (fair value of $1,526 at September 30, 2020 and $1,430 at December 31, 2019)	1,209	1,167
Total investment securities	23,311	27,780
Loans held for sale	198	190
Loans, net of unearned income	1,574,611	1,420,749
Less: Allowance for loan losses	(27,588)	(21,811)
Net loans	1,547,023	1,398,938
Accrued interest receivable	10,304	6,069
Premises and equipment, net	6,815	6,946
Other real estate owned ("OREO")	567	4,727
Restricted stock	7,542	7,440
Bank owned life insurance (BOLI)	26,853	26,410
Deferred tax asset	6,140	6,285
Other	4,824	4,768
Total Assets	$2,076,299	$1,681,160
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$421,837	$259,269
Interest-bearing deposits	1,174,664	1,079,950
Total deposits	1,596,501	1,339,219
FHLBNY borrowings	134,650	134,650
Federal Reserve Bank ("FRB") advances	93,801	—
Subordinated debentures	42,495	13,403
Accrued interest payable	2,079	2,260
Other	12,362	12,204
Total liabilities	1,881,888	1,501,736
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 480 and 500 shares outstanding at September 30, 2020 and December 31, 2019, respectively	480	500
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,136,391 shares and 12,132,855 shares at September 30, 2020 and Dec. 31, 2019, respectively	1,214	1,213
Additional paid-in capital	134,919	134,706
Retained earnings	58,726	44,143
Accumulated other comprehensive income	503	58
Treasury stock, 284,522 shares at September 30, 2020 and Dec. 31, 2019, at cost	(3,015)	(3,015)
Total shareholders’ equity	192,827	177,605
Noncontrolling interest in consolidated subsidiaries	1,584	1,819
Total equity	194,411	179,424
Total liabilities and equity	$2,076,299	$1,681,160
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$20,521	$19,113	$60,988	$55,077
Interest and dividends on investments	260	284	797	889
Interest on federal funds sold and deposits with banks	92	1,021	1,088	2,633
Total interest income	20,873	20,418	62,873	58,599
Interest expense:
Interest on deposits	4,165	4,915	14,375	13,398
Interest on borrowings	1,268	1,012	2,968	2,987
Total interest expense	5,433	5,927	17,343	16,385
Net interest income	15,440	14,491	45,530	42,214
Provision for loan losses	2,400	900	5,796	2,050
Net interest income after provision for loan losses	13,040	13,591	39,734	40,164
Non-interest income
Gain on sale of SBA loans	—	76	—	116
Other loan fees	206	263	612	739
Bank owned life insurance income	150	153	443	450
Service fees on deposit accounts	520	529	1,602	1,397
Net loss on sale and valuation adjustment of OREO	(195)	196	(348)	(147)
Other	60	73	346	420
Total non-interest income	741	1,290	2,655	2,975
Non-interest expense
Compensation and benefits	2,440	2,235	7,674	6,695
Professional services	400	583	1,151	1,495
Occupancy and equipment	531	413	1,529	1,357
Data processing	344	262	969	730
FDIC insurance and other assessments	287	9	581	70
OREO expense	80	110	258	302
Other operating expense	750	853	2,401	2,493
Total non-interest expense	4,832	4,465	14,563	13,142
Income before income tax expense	8,949	10,416	27,826	29,997
Income tax expense	2,306	2,551	7,171	7,348
Net income attributable to Company and noncontrolling interest	6,643	7,865	20,655	22,649
Less: Net income attributable to noncontrolling interest	(100)	(101)	(359)	(356)
Net income attributable to Company	6,543	7,764	20,296	22,293
Less: Preferred stock dividend	(7)	(8)	(22)	(16)
Net income available to common shareholders	$6,536	$7,756	$20,274	$22,277
Earnings per common share
Basic	$0.55	$0.65	$1.71	$1.88
Diluted	$0.55	$0.65	$1.69	$1.86
Weighted average common shares outstanding
Basic	11,850,882	11,847,010	11,849,659	11,834,692
Diluted	11,975,094	12,013,670	11,986,964	12,009,302
All share and per share information as of September 30, 2019 has been adjusted for the stock dividend effective on March 3, 2020.
See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$6,643	$7,865	$20,655	$22,649
Unrealized gains on investment securities, net of reclassification into income:
Unrealized (losses) gains on non-OTTI securities	(184)	152	590	922
Tax impact on unrealized gain (loss)	45	(37)	(145)	(228)
Total unrealized (losses) gains on investment securities	(139)	115	445	694
Comprehensive income	6,504	7,980	21,100	23,343
Less: Comprehensive income attributable to noncontrolling interests	(100)	(101)	(359)	(356)
Comprehensive income attributable to the Company	$6,404	$7,879	$20,741	$22,987
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, June 30, 2020	$500	12,133,640	$1,213	$134,830	$54,087	$642	$(3,015)	$188,257	$1,484	$189,741
Net income	—	—	—	—	6,543	—	—	6,543	100	6,643
Preferred stock shares conversion	(20)	2,751	1	19	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)	—	(139)
Stock compensation expense	—	—	—	70			—	70	—	70
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,897)	—	—	(1,897)	—	(1,897)
Balance, September 30, 2020	$480	12,136,391	$1,214	$134,919	$58,726	$503	$(3,015)	$192,827	$1,584	$194,411

Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Net income	—	—	—	—	20,296	—	—	20,296	359	20,655
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Common stock options exercised	—	845	—	—	—	—	—	—	—	—
Preferred stock shares conversion	(20)	2,751	1	19	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	445	—	445	—	445
Stock compensation expense	—	—	—	195	—	—	—	195	—	195
Stock dividend*	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(22)	—	—	(22)	—	(22)
Dividend on common stock	—	—	—	—	(5,689)	—	—	(5,689)	—	(5,689)
Balance, September 30, 2020	$480	12,136,391	$1,214	$134,919	$58,726	$503	$(3,015)	$192,827	$1,584	$194,411
* The Company retroactively adjusted the stock dividend declared in January 2020 into the December 2019 financial statements according to Generally Accepted Accounting Principles (GAAP). The actual shares of the stock dividend issued subsequently were less than the shares assumed for December 31, 2019 due to the cash distribution for fraction shares to the common shareholders.
See accompanying notes to consolidated financial statements

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, June 30, 2019	$550	11,049,230	$1,105	$113,613	$53,362	$(54)	$(3,015)	$165,561	$1,694	$167,255
Net income	—	—	—	—	7,764	—	—	7,764	101	7,865
Preferred stock shares conversion	(50)	6,252	—	50	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	115	—	115	—	115
Stock compensation expense	—	—	—	41	—	—	—	41	—	41
Dividend on preferred stock	—	—	—	—	(8)	—	—	(8)	—	(8)
Dividend on common stock	—	—	—	—	(1,724)	—	—	(1,724)	—	(1,724)
Balance, September 30, 2019	$500	11,055,482	$1,105	$113,704	$59,394	$61	$(3,015)	$171,749	$1,795	$173,544

Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Net income	—	—	—	—	22,293	—	—	22,293	356	22,649
Common stock options exercised	—	11,869	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(724)	90,532	9	715	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	694	—	694	—	694
Stock compensation expense	—	—	—	135	—	—	—	135	—	135
Dividend on preferred stock	—	—	—	—	(16)	—	—	(16)	—	(16)
Dividend on common stock	—	—	—	—	(4,962)	—	—	(4,962)	—	(4,962)
Balance, September 30, 2019	$500	11,055,482	$1,105	$113,704	$59,394	$61	$(3,015)	$171,749	$1,795	$173,544

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$20,655	$22,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	346
Provision for loan losses	5,796	2,050
Increase in value of bank-owned life insurance	(443)	(450)
Gain on sale of SBA loans	—	(116)
SBA loans originated for sale	—	(898)
Proceeds from sale of SBA loans originated for sale	—	1,285
Net loss on sale of OREO and valuation adjustments	348	147
Stock based compensation	195	135
Net changes in:
Increase in accrued interest receivable and other assets	(4,468)	(468)
(Decrease) increase in accrued interest payable and other accrued liabilities	(27)	550
Net cash provided by operating activities	22,490	25,230
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	5,036	4,004
Net increase in loans	(153,881)	(137,387)
Purchases of bank premises and equipment	(240)	(302)
Proceeds from sale of OREO, net	3,812	1,450
Purchases of restricted stock	(102)	(232)
Net cash used in investing activities	(145,375)	(132,467)
Cash Flows from Financing Activities:
Cash dividends	(5,541)	(4,759)
Earnings distribution to non-controlling interest	(594)	—
Proceeds from exercise of stock options	—	48
Increase in other borrowings	93,801	—
Net proceeds from issuing subordinated debt	29,052	—
Net increase (decrease) in noninterest-bearing deposits	162,568	(30,973)
Net increase in interest-bearing deposits	94,714	140,148
Other	—	(18)
Net cash provided by financing activities	374,000	104,446
Net increase in cash and cash equivalents	251,115	(2,791)
Cash and Cash Equivalents, January 1,	191,607	154,471
Cash and Cash Equivalents, September 30	$442,722	$151,680

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,524	$15,734
Income taxes paid	$7,460	$7,608

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$2,323
Establishment of lease liability and right-of-use asset	$—	$2,785
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying interim financial statements for the three and nine months ended September 30, 2020 and 2019 are unaudited. The balance sheet as of December 31, 2019, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year.

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

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. ASU 2020-3 improves various financial instruments Topics in the Accounting Standard Codification, such as: fair value option, applicability of portfolio exception in Topic 820 to nonfinancial items, disclosures for depository and lending institutions, etc. The confirming amendments are effective upon issuance of this Update for public entities. The amendments related to other issues are effective on various dates depending on the affects the guidance in the amendments in Accounting Standards Updates. The Company has adopted certain items in the guidance and is currently evaluating the impact of the other areas of the guidance and doesn't expect the adoption of the ASU have or will have a material impact to our consolidated financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2020 and December 31, 2019:

As of September 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	20,899	693	17	21,575
Collateralized mortgage obligations	26	1	—	27
Total available for sale	$21,425	$694	$17	$22,102

Held to maturity:
States and political subdivisions	$1,209	$317	$—	$1,526

As of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	25,989	282	196	26,075
Collateralized mortgage obligations	37	1	—	38
Total available for sale	$26,526	$283	$196	$26,613

Held to maturity:
States and political subdivisions	$1,167	$263	$—	$1,430

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2020 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	584	582
Due after five years through ten years	11,661	12,043
Due after ten years	9,180	9,477
Total available for sale	$21,425	$22,102

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,209	1,526
Due after ten years	—	—
Total held to maturity	$1,209	$1,526

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2020. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

As of September 30, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$2,361	$14	$250	$3	$2,611	$17
Total available for sale	$2,361	$14	$250	$3	$2,611	$17

As of December 31, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$232	$1	$10,271	$195	$10,503	$196
Total available for sale	$232	$1	$10,271	$195	$10,503	$196

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

The Company’s unrealized loss for the debt securities is comprised of 2 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at September 30, 2020, and 1 security in the less than 12 months loss position and 7 securities in the 12 months or greater loss position at December 31, 2019. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at September 30, 2020.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2020 and December 31, 2019, the Company had $1.57 billion and $1.42 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net reduction of $1.2 million at September 30, 2020 and a net increase of $138,000 at December 31, 2019, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had $198,000 and $190,000 for loans held for sale at September 30, 2020 and December 31, 2019. Also, at September 30, 2020, our commercial and industrial loan portfolio includes $95.1 million loans to small businesses through Paycheck Protection Program loans ("SBA PPP" loans), which is a loan designed by Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at September 30, 2020 and December 31, 2019, consist of the following:

	September 30, 2020	December 31, 2019
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$126,508	$36,777
Construction	263,874	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	136,497	136,753
Commercial – Non-owner Occupied	301,034	298,204
Residential – 1 to 4 Family	650,894	636,891
Residential – Multifamily	84,819	68,258
Consumer	10,985	12,771
Total Loans	$1,574,611	$1,420,749

An age analysis of past due loans by class at September 30, 2020 and December 31, 2019 is as follows:

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$116	$116	$126,392	$126,508	$—
Construction	—	—	1,365	1,365	262,509	263,874	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	5,554	5,554	130,943	136,497	—
Commercial – Non-owner Occupied	—	69	69	138	300,896	301,034	—
Residential – 1 to 4 Family	—	810	2,353	3,163	647,731	650,894	—
Residential – Multifamily	—	—	—	—	84,819	84,819	—
Consumer	—	55	—	55	10,930	10,985	—
Total Loans	$—	$934	$9,457	$10,391	$1,564,220	$1,574,611	$—

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$286	$286	$36,491	$36,777	$—
Construction	—	—	1,365	1,365	229,730	231,095	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,722	2,702	4,424	132,329	136,753	—
Commercial – Non-owner Occupied	—	—	70	70	298,134	298,204	—
Residential – 1 to 4 Family	—	262	925	1,187	635,704	636,891	—
Residential – Multifamily	—	—	—	—	68,258	68,258	—
Consumer	—	—	—	—	12,771	12,771	—
Total Loans	$—	$1,984	$5,348	$7,332	$1,413,417	$1,420,749	$—

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

The Company performs periodic reviews of its loan and lease portfolios to identify credit risks and to assess the overall collectability of those portfolios. The Company's allowance for loan losses includes a general component and an asset-specific component. The asset-specific component of the allowance relates to loans considered to be impaired, which includes performing troubled debt restructurings (“TDRs”) as well as nonperforming loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the asset-specific allowance as the difference between the net realizable value of loan collateral or present value of expected cash flow and the recorded investment of a loan.

The general component of the allowance evaluates the impairments of pools of the loan portfolio collectively. It incorporates a historical valuation allowance and general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's lending policies, procedures and internal controls;(iii) volume and severity of loan credit quality; (iv) nature and volume of portfolio and term of loans (v) the composition and concentrations of credit; (vi) the effectiveness of the internal loan review system; and (vii) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

The process of determining the level of the allowance for loan and lease losses requires a high degree of estimate and judgment. It is reasonably possible that actual outcomes may differ from our estimates.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2020
June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228
Charge-offs	—	—	—	—	(54)	—	—	(54)
Recoveries	11	—	1	2	—	—	—	14
Provisions	(385)	1,284	421	648	(65)	511	(14)	2,400
Ending Balance at September 30, 2020	$613	$4,944	$2,836	$6,831	$10,647	$1,569	$148	$27,588

Allowance for loan losses
Nine months ended September 30, 2020
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	(54)	—	—	(54)
Recoveries	18	—	9	8	—	—	—	35
Provisions	(369)	2,137	804	963	1,550	750	(39)	5,796
Ending Balance at September 30, 2020	$613	$4,944	$2,836	$6,831	$10,647	$1,569	$148	$27,588

Allowance for loan losses
Individually evaluated for impairment	$78	$334	$257	$377	$61	$—	$—	$1,107
Collectively evaluated for impairment	535	4,610	2,579	6,454	10,586	1,569	148	26,481
Ending Balance at September 30, 2020	$613	$4,944	$2,836	$6,831	$10,647	$1,569	$148	$27,588

Loans
Individually evaluated for impairment	$116	$4,990	$7,447	$10,187	$2,855	$—	$—	$25,595
Collectively evaluated for impairment	126,392	258,884	129,050	290,847	648,039	84,819	10,985	1,549,016
Ending Balance at September 30, 2020	$126,508	$263,874	$136,497	$301,034	$650,894	$84,819	$10,985	$1,574,611

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2019
June 30, 2019	$693	$2,527	$1,746	$5,904	$8,480	$744	$196	$20,290
Charge-offs	—	—	—	—	(56)	—	—	(56)
Recoveries	2	—	5	3	2	—	—	12
Provisions	262	220	254	(228)	432	(35)	(5)	900
Ending Balance at September 30, 2019	$957	$2,747	$2,005	$5,679	$8,858	$709	$191	$21,146

Allowance for loan losses
Nine months ended September 30, 2019
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	$19,075
Charge-offs	—	—	—	—	(56)	—	—	(56)
Recoveries	12	6	18	36	5	—	—	77
Provisions	227	1,047	(75)	(210)	992	88	(19)	2,050
Ending Balance at September 30, 2019	$957	$2,747	$2,005	$5,679	$8,858	$709	$191	$21,146

Allowance for loan losses
Individually evaluated for impairment	$307	$118	$32	$178	$364	$—	$—	$999
Collectively evaluated for impairment	650	2,629	1,973	5,501	8,494	709	191	20,147
Ending Balance at September 30, 2019	$957	$2,747	$2,005	$5,679	$8,858	$709	$191	$21,146

Loans
Individually evaluated for impairment	$307	$5,229	$4,886	$10,508	$1,871	$—	$—	$22,801
Collectively evaluated for impairment	34,671	223,316	130,349	289,538	603,403	59,080	13,084	1,353,441
Ending Balance at September 30, 2019	$34,978	$228,545	$135,235	$300,046	$605,274	$59,080	$13,084	$1,376,242

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

The following tables provide further detail on impaired loans and the associated ALLL at September 30, 2020 and December 31, 2019:

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$38	$38	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,854	2,854	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	1,984	1,984	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	4,945	4,945	—
With an allowance recorded:
Commercial and Industrial	78	85	78
Construction	4,990	9,480	334
Real Estate Mortgage:
Commercial – Owner Occupied	4,593	4,593	257
Commercial – Non-owner Occupied	10,118	10,118	377
Residential – 1 to 4 Family	871	871	61
Residential – Multifamily	—	—	—
Consumer	—	—	—
	20,650	25,147	1,107
Total:
Commercial and Industrial	116	123	78
Construction	4,990	9,480	334
Real Estate Mortgage:
Commercial – Owner Occupied	7,447	7,447	257
Commercial – Non-owner Occupied	10,187	10,187	377
Residential – 1 to 4 Family	2,855	2,855	61
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$25,595	$30,092	$1,107

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,702	2,702	—
Commercial – Non-owner Occupied	70	70	—
Residential – 1 to 4 Family	194	194	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	2,966	2,966	—
With an allowance recorded:
Commercial and Industrial	286	292	286
Construction	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	2,131	2,131	33
Commercial – Non-owner Occupied	10,354	10,355	457
Residential – 1 to 4 Family	1,251	1,251	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	19,132	23,629	1,128
Total:
Commercial and Industrial	286	292	286
Construction	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	4,833	4,833	33
Commercial – Non-owner Occupied	10,424	10,425	457
Residential – 1 to 4 Family	1,445	1,445	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$22,098	$26,595	$1,128

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$221	$1	$160	$10
Construction	4,990	40	5,290	43
Real Estate Mortgage:
Commercial – Owner Occupied	7,515	14	5,084	41
Commercial – Non-owner Occupied	10,240	158	11,742	112
Residential – 1 to 4 Family	2,994	33	2,260	13
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$25,960	$246	$24,536	$219

	Nine Months Ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$281	$13	$87	$11
Construction	5,020	119	5,410	132
Real Estate Mortgage:
Commercial – Owner Occupied	6,167	95	3,737	107
Commercial – Non-owner Occupied	10,302	312	11,488	441
Residential – 1 to 4 Family	2,314	87	2,480	26
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$24,084	$626	$23,202	$717

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $16.1 million and $16.8 million, respectively, at September 30, 2020 and December 31, 2019. Nonperforming TDR loans were $275,600 and $281,000 at September 30, 2020 and December 31, 2019, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. Under Interagency Statement ("Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)") issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As the result, Loans that have been restructured for short term through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $557,500 and $607,300 in the allowance at September 30, 2020 and December 31, 2019, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2020 and December 31, 2019 is as follows:

At September 30, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$126,181	$211	$116	$—	$126,508
Construction	262,509	—	1,365	—	263,874
Real Estate Mortgage:
Commercial – Owner Occupied	130,943	—	5,554	—	136,497
Commercial – Non-owner Occupied	300,841	—	193	—	301,034
Residential – 1 to 4 Family	647,624	810	2,460	—	650,894
Residential – Multifamily	84,819	—	—	—	84,819
Consumer	10,985	—	—	—	10,985
Total	$1,563,902	$1,021	$9,688	$—	$1,574,611

At December 31, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$36,491	$—	$286	$—	$36,777
Construction	219,289	4,275	7,531	—	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	134,051	—	2,702	—	136,753
Commercial – Non-owner Occupied	298,006	—	198	—	298,204
Residential – 1 to 4 Family	634,937	920	1,034	—	636,891
Residential – Multifamily	68,258	—	—	—	68,258
Consumer	12,771	—	—	—	12,771
Total	$1,403,803	$5,195	$11,751	$—	$1,420,749

NOTE 5. TIME DEPOSITS

The Company’s total deposits were $1.60 billion and $1.34 billion at September 30, 2020 and December 31, 2019. The time deposits greater than $250,000 were $104.1 million and $123.8 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 6. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $194.4 million and $179.4 million at September 30, 2020 and December 31, 2019, respectively.

Common stock dividend: On September 22, 2020, the Company declared a quarterly cash dividend of 0.16 per share to the common shareholders of record as of October 9, 2020 and paid the dividend on October 23, 2020. On June 30, 2020, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 10, 2020 and paid the dividend on July 24, 2020. On March 27, 2020, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of April 10, 2020 and paid the dividend on April 24, 2020. The Company also paid a cash dividend $1.7 million on the common stock on January 24, 2020 which had been declared in the fourth quarter of 2019.

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

Preferred stock dividend: The Company declared cash dividend $22,200 and $27,500 to preferred stock holders during the nine months ended September 30, 2020 and September 30, 2019.

Conversion of preferred stock: During the nine months ended September 30, 2020, preferred stockholders converted 20 shares of preferred shares into 2,751 shares of common stock. The preferred stock holders converted 724 shares of preferred shares into 90,532 shares of common shares during the nine months ended September 30, 2019.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. The Company distributed PDL earnings $594,000 to Bridgestone during the first nine months of 2020.

Other comprehensive income

The changes in accumulated other comprehensive income (loss) consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Investment securities:
Net unrealized (losses) gains arising during the period	$(184)	$152
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized (loss) gain during the periods	45	(37)
Change in other comprehensive income	$(139)	$115

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Investment securities:
Net unrealized gains arising during the period	$590	$922
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized gains during the periods	(145)	(228)
Change in other comprehensive income	$445	$694

NOTE 7. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$6,543	$7,764	$20,296	$22,293
Less: Dividend on series B preferred stock	(7)	(8)	(22)	(16)
Net income available to common shareholders	6,536	7,756	20,274	22,277
Basic weighted-average common shares outstanding	11,850,882	11,847,010	11,849,659	11,834,692
Basic earnings per common share	$0.55	$0.65	$1.71	$1.88
Diluted earnings per common share
Net income available to common shares	$6,536	$7,756	$20,274	$22,277
Add: Dividend on series B preferred stock	7	8	22	16
Net income available to diluted common shares	6,543	7,764	20,296	22,293
Basic weighted-average common shares outstanding	11,850,882	11,847,010	11,849,659	11,834,692
Dilutive potential common shares	124,212	166,660	137,305	174,610
Diluted weighted-average common shares outstanding	11,975,094	12,013,670	11,986,964	12,009,302
Diluted earnings per common share	$0.55	$0.65	$1.69	$1.86

All share and per share information as of September 30, 2019 has been adjusted for the 10% stock dividend effective on March 3, 2020.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of September 30, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	21,575	—	21,575
Collateralized mortgage-backed securities	—	27	—	27
Loans held for sale	—	198	—	198
Total	$—	$22,300	$—	$22,300
As of December 31, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	26,075	—	26,075
Collateralized mortgage-backed securities	—	38	—	38
Loans held for sale	—	190	—	190
Total	$—	$26,803	$—	$26,803

For the nine months ended September 30, 2020, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during three and nine months ended September 30, 2020 and 2019.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2020
Collateral-dependent impaired loans	$—	$—	$12,400	$12,400
OREO	—	—	567	567
As of December 31, 2019
Collateral-dependent impaired loans	$—	$—	$8,460	$8,460
OREO	—	—	4,727	4,727
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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2020 and December 31, 2019:

September 30, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$442,722	$442,722	$442,722	$—	$—
Investment securities AFS	22,102	22,102	—	22,102	—
Investment securities HTM	1,209	1,526	—	1,526	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	198	198	—	198	—
Loans, net	1,547,023	1,570,650	—	1,546,163	24,487
Accrued interest receivable	10,304	10,304	—	10,304	—

Financial Liabilities:
Non-time deposits	$912,306	$912,306	$—	$912,306	$—
Time deposits	684,195	689,484	—	689,484	—
Borrowings	270,946	294,120	—	294,120	—
Accrued interest payable	2,079	2,079	—	2,079	—

December 31, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$191,607	$191,607	$191,607	$—	$—
Investment securities AFS	26,613	26,613	—	26,613	—
Investment securities HTM	1,167	1,430	—	1,430	—
Restricted stock	7,440	7,440	—	—	7,440
Loans held for sale	190	190	—	190	—
Loans, net	1,398,938	1,393,288	—	1,372,317	20,971
Accrued interest receivable	6,069	6,069	—	6,069	—

Financial Liabilities:
Non-time deposits	$652,544	$652,544	$—	$652,544	$—
Time deposits	686,675	692,177	—	692,177	—
Borrowings	148,053	156,479	—	156,479	—
Accrued interest payable	2,260	2,260	—	2,260	—

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

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At September 30, 2020, we had future minimum lease payments of $27.4 million, imputed interest $25.0 million, and lease liability $2.4 million. The weighted average remaining lease term was 53.3 years and weighted average discount rate was 7.3% at September 30, 2020, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended September 30, 2020:

September 30, 2020
(Dollars in thousands )
Lease right of use ("ROU") assets	$2,363
Lease liabilities	$2,363

The following table presents future undiscounted cash flows on our operating leases:

September 30, 2020
(Dollars in thousands)
Remainder of 2020	$77
2021	319
2022	290
2023	250
2024	252
Thereafter	26,211
Total undiscounted lease payments	$27,399

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2020. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of September 30, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $160.7 million and $205.1 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2020 and December 31, 2019, standby letters of credit with customers were $14.8 million and $20.8 million, respectively.

On March 4, 2020, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 4, 2021. There were no outstanding borrowings on the letter of credit as of September 30, 2020.

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
September 30, 2020 and December 31, 2019, deposit balances from cannabis customers were approximately $269.1 million and $129.2 million, or 16.9% and 9.6% of total deposits, respectively, with two customers accounting for 15.0% and 13.6% of the total at September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, there were cannabis-related loans in the amounts of $8.5 million and $5.5 million, respectively. We recorded approximately $346,000 and $134,400 of interest income in the nine months ended September 30, 2020 and 2019, respectively, related to these loans.

NOTE 11 REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out of including the net unrealized gain or loss on available for sale securities in computing regulatory capital. At September 30, 2020 and December 31, 2019, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The leverage ratios of the Company and the Bank at September 30, 2020 are as follow:

Regulatory Capital Compliance
As of September 30, 2020	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes With Capital Conservation Buffer*		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage **	$206,907	10.80%	$76,653	4.00%	$76,653	4.00%	$95,816	5.00%
Parke Bank:
Tier 1 leverage**	$236,043	12.32%	$76,636	4.00%	$76,636	4.00%	$95,795	5.00%

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

NOTE 12. SUBSEQUENT EVENTS

On October 7, 2020, Parke Bank entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) relating to weaknesses in Parke Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program. In addition, Parke Bank has entered into a substantially identical Stipulation to the Issuance of a Consent Order (the “New Jersey Consent Order”) with the New Jersey Department of Banking and Insurance (“NJDOBI”). The Consent Order and the New Jersey Consent Order (collectively, the “Consent Orders”) are expected to result in additional BSA compliance expenses for Parke Bancorp and Parke Bank. The Consent Orders do not otherwise impact Parke Bank’s business activities outside of BSA. The Consent Orders do not require Parke Bank to pay any civil money penalty or require additional capital. The Consent Orders will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC and the NJDOBI. Management and the Board have expressed their full intention to comply with all parts of the Consent Orders at the earliest possible date. Issuance of the Consent Orders does not preclude further government action with respect to Parke Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance cost, and/or restrictions on the activities of Parke Bank.

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
The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

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

At September 30, 2020, we had total assets of $2.08 billion, and total equity of $194.4 million. Net income available to common shareholders for three and nine months ended September 30, 2020 were $6.5 million and $20.3 million.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. Beginning in the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to people's health as well as the global and U.S. economies. The COVID-19 pandemic has triggered the largest recession in eight decades, resulting in a dramatic slow-down in business productivity, changes in consumer behaviors, fragmentation of global trade and supply linkages, and a sharp rise in unemployment. The US economy has rebounded from the depths of the recession in March and April due to state shutdown measures easing over the summer, businesses reopening, the federal government's massive economic stimulation, and the Federal Reserve's monetary policies and liquidity providing. The US economy has recovered two-thirds of the ground it lost and just experienced its fastest economic growth in three months in the third quarter. While the economy has revived considerably, it is still far short of its level before the pandemic. In fact, most economists do not expect the Gross Domestic Product (“GDP”) to return to pre-pandemic levels until late next year at the earliest. Currently, approximately 23 million Americans are still on some form of unemployment benefits and the service sector is still extremely vulnerable. As the flu season arrives and the temperature drops, many parts of the country are already seeing a surge in coronavirus cases. This could lead to further business closures, further damaging economic recovery efforts. The outlook for containing the outbreak is still highly uncertain. It is still not clear how significantly this pandemic will impact the overall national economy and our business in the long run. Additional, without fresh round of federal fiscal stimulus, it is not clear if the momentum of the economic recovery will continue. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results, such as changes to the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, other government policies, and actions of regulatory agencies.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Income: Our net income available to common shareholders for the third quarter of 2020 decreased $1.2 million, or 15.7%, to $6.5 million compared to $7.8 million for the same period last year. Earnings per share were $0.55 per basic common share and per diluted common share for the third quarter of 2020 compared to $0.65 per basic common share and per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from a $1.5 million increase in the provision for loan losses.

Net Interest Income: Our net interest income increased $949,000, or 6.5%, to $15.4 million for the third quarter of 2020 compared to $14.5 million for the third quarter of 2019. Interest income for the third quarter of 2020 increased to $20.9 million, an increase of $455,000, or 2.2%, from $20.4 million for the third quarter of 2019. The increase in interest income was primarily due to higher interest income generated from higher average loan volumes, and partially offset by the impact of lower interest rates on average loans and a decrease in interest income from deposits in Federal Reserve Bank. The Federal Reserve Board has reduced rates in response to the COVID-19 pandemic. Also contributing to the increase in interest income for the third quarter was a $516,000 increase in interest and fees on loans from the SBA Paycheck Protection Program loans ("SBA PPP Loans"). Interest expense was $5.4 million for the three months ended September 30, 2020, decreased $494,000 from $5.9 million for the three months ended September 30, 2019. The decrease was primarily due to the lower interest rates on deposits and other borrowings, and partially offset by the increased interest expenses due to increased average volumes of interest bearing liabilities.

Provision for loan losses: The provision for loan losses increased $1.5 million for the three months ended September 30, 2020 to $2.4 million, compared to $900,000 for the same period last year. The increase in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty resulting from the COVID-19 pandemic and the impact on the credit quality on our borrowers as of September 30, 2020, as well as increase in loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $741,000 for the three months ended September 30, 2020, a decrease of $549,000 compared to $1.3 million for the same period last year. The decrease is primarily attributable to increase in net loss on sale of OREO and decrease in other loan fees. The fee income for the three months ended September 30, 2020 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $437,000 compared to $442,000 for the same period last year. Such fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 10. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-interest Expense: Our non-interest expense increased $367,000 to $4.8 million for the three months ended September 30, 2020, from $4.5 million for the three months ended September 30, 2019. The increase was primarily due to a $205,000 increase in compensation and benefits and a $278,000 increase in FDIC insurance and other assessments, partially offset by the decrease in professional service costs.

Income Tax: Income tax expense was $2.3 million on income before taxes of $8.9 million for the three months ended September 30, 2020, resulting in an effective tax rate of 25.8%, compared to income tax expense of $2.6 million on income before taxes of $10.4 million for the same period of 2019, resulting in an effective tax rate of 24.5%.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net income: Our net income available to common shareholders for the nine months ended September 30, 2020 decreased $2.0, or 9.0%, to $20.3 million compared to $22.3 million for the nine months ended September 30, 2019. Earnings per share were $1.71 per basic common share and $1.69 per diluted common share for the nine months ended September 30, 2020 compared to $1.88 per basic common share and $1.86 per diluted common share for the same period last year. The decrease in the net income available to common shareholders primarily resulted from a higher provision for loan losses.

Net interest income: Our net interest income increased $3.3 million, or 7.9% to $45.5 million for the nine months ended September 30, 2020, compared to $42.2 million for the same period last year. Interest income for the nine months ended September 30, 2020 increased to $62.9 million, an increase of $4.3 million, or 7.3%, from $58.6 million for the same period of 2019. The increase in interest income was primarily due to higher interest income generated from higher average loan volumes, partially offset by the impact of lower interest rates on average loans and a decrease in interest income from deposits in Federal Reserve Bank. The Federal Reserve Board has reduced rates in response to the COVID-19 pandemic. Also contributing to the increase in interest income for year to date September 30, 2020 was a $767,000 increase in interest and fees on loans from SBA PPP Loans. Interest expense increased $958,000 for year to date September 30, 2020, compared to the same period in 2019, primarily due to a higher volume of deposits and other borrowings, partially offset by decreases in interest expense due to reductions in market interest rates.

Provision for loan losses: The provision for loan losses was $5.8 million for the nine months ended September 30, 2020 compared to the provision for loan losses of $2.1 million for the same period last year. The $3.7 million increase in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty resulting from the COVID-19 pandemic and the impact on the credit quality on our borrowers as of September 30, 2020, as well as the increase in loan volume. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $2.7 million for the nine months ended September 30, 2020, a decrease of $320,000, or 10.8%, compared to $3.0 million for the same period last year. The decrease is primarily attributable to increase in net loss on sale of OREO and decrease in other loan fees. Fee income for the nine months ended September 30, 2020 from commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $1.4 million, compared to $1.2 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 10. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense increased $1.4 million to $14.6 million for the nine months ended September 30, 2020, from $13.1 million for the nine months ended September 30, 2019. The increase was primarily due to a $979,000 increase in compensation expense and a $511,000 increase in FDIC insurance and other assessments.

Income Tax: Income tax expense was $7.2 million on income before taxes of $27.8 million for the nine months ended September 30, 2020, resulting in an effective tax rate of 25.8%, compared to income tax expense of $7.3 million on income before taxes of $30.0 million for the same period of 2019, resulting in an effective tax rate of 24.5%.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,557,336	$20,521	5.24%	$1,342,554	$19,113	5.65%
Investment securities*	31,313	260	3.30%	36,085	284	3.12%
Federal funds sold and interest bearing deposits	366,956	92	0.10%	189,058	1,021	2.14%
Total interest-earning assets	1,955,605	20,873	4.25%	1,567,697	20,418	5.17%
Other assets	75,705			63,846
Allowance for loan losses	(26,052)			(20,576)
Total assets	$2,005,258			$1,610,967
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$64,844	$82	0.50%	$52,977	$82	0.61%
Money markets	293,284	788	1.07%	208,933	1,118	2.12%
Savings	117,556	153	0.52%	109,221	144	0.52%
Time deposits	558,225	2,702	1.93%	446,954	2,764	2.45%
Brokered certificates of deposit	136,691	440	1.28%	120,950	807	2.65%
Total interest-bearing deposits	1,170,600	4,165	1.42%	939,035	4,915	2.08%
Borrowings	255,741	1,268	1.97%	118,053	1,012	3.40%
Total interest-bearing liabilities	1,426,341	5,433	1.52%	1,057,088	5,927	2.22%
Non-interest bearing deposits	371,886			368,981
Other liabilities	13,182			13,219
Total non-interest bearing liabilities	385,068			382,200
Equity	193,849			171,679
Total liabilities and shareholders’ equity	$2,005,258			$1,610,967
Net interest income		$15,440			$14,491
Interest rate spread			2.73%			2.95%
Net interest margin			3.14%			3.67%
•Included balances of FHLB and ACCBB stocks

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,511,770	$60,988	5.39%	$1,302,672	$55,077	5.65%
Investment securities*	33,027	797	3.22%	37,372	889	3.18%
Federal funds sold and interest bearing deposits	301,726	1,088	0.48%	156,256	2,633	2.25%
Total interest-earning assets	1,846,523	62,873	4.55%	1,496,300	58,599	5.24%
Other assets	70,045			60,439
Allowance for loan losses	(24,002)			(20,040)
Total assets	$1,892,566			$1,536,699
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$61,347	$247	0.54%	$54,490	$251	0.62%
Money markets	269,046	3,035	1.51%	205,353	3,319	2.16%
Savings	147,472	555	0.50%	116,898	458	0.52%
Time deposits	555,214	8,787	2.11%	411,540	7,126	2.32%
Brokered certificates of deposit	138,376	1,751	1.69%	111,514	2,244	2.69%
Total interest-bearing deposits	1,171,455	14,375	1.64%	899,795	13,398	1.99%
Borrowings	198,832	2,968	1.99%	118,192	2,987	3.38%
Total interest-bearing liabilities	1,370,287	17,343	1.69%	1,017,987	16,385	2.15%
Non-interest bearing deposits	320,207			341,580
Other liabilities	13,037			11,700
Total non-interest bearing liabilities	333,244			353,280
Equity	189,035			165,432
Total liabilities and shareholders’ equity	$1,892,566			$1,536,699
Net interest income		$45,530			$42,214
Interest rate spread			2.86%			3.09%
Net interest margin			3.29%			3.77%

•Included balances of FHLB and ACCBB stocks

Financial Condition
General
At September 30, 2020, the Company’s total assets were $2.08 billion, an increase of $395.1 million, or 23.5%, from December 31, 2019. The increase in total assets was primarily attributable to the increase in cash and loans. Cash and cash equivalents increased $251.1 million compared to the cash balance at December 31, 2019, primarily due to cash received from the increase in deposits. Loans increased $153.9 million at September 30, 2020, primarily due to increases in the commercial and industry loans and construction loan portfolios, compared to the balances at December 31, 2019. The increase in commercial and industry loans was primarily due to $95.1 million increase in SBA PPP loans.

Total liabilities were $1.88 billion at September 30, 2020. This represented a $380.2 million, or 25.3%, increase from $1.50 billion at December 31, 2019. The increase in total liabilities was primarily due to an increase in total deposits, which increased $257.3 million, or 19.2%, to $1.60 billion at September 30, 2020 from $1.34 billion at December 31, 2019. In addition, $93.8 million in advances from Federal Reserve for SBA PPP loans and a $29.1 million increase in subordinated debt also contributed to the increase in total liabilities. The increase in subordinated debt was due to the issuance in July 2020 of $30 million in ten-year, fixed-to-floating rate subordinated notes due 2030 to certain qualified institutional buyers and accredited investors.

Total equity was $194.4 million and $179.4 million at September 30, 2020 and December 31, 2019, respectively, an increase of $15.0 million from December 31, 2019.

The following table presents certain key condensed balance sheet data as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Cash and cash equivalents	$442,722	$191,607
Investment securities	23,311	27,780
Loans held for sale	198	190
Loans, net of unearned income	1,574,611	1,420,749
Allowance for loan losses	(27,588)	(21,811)
Total assets	2,076,299	1,681,160
Total deposits	1,596,501	1,339,219
FHLBNY borrowings	134,650	134,650
Subordinated debt	42,495	13,403
FRB advances	93,801	—
Total liabilities	1,881,888	1,501,736
Total equity	194,411	179,424
Total liabilities and equity	2,076,299	1,681,160

Cash and cash equivalents

Cash and cash equivalents increased $251.1 million to $442.7 million at September 30, 2020 from $191.6 million at December 31, 2019, an increase of 131.1%. The increase was primarily due to cash received from the increase in deposits.

Investment securities

Total investment securities decreased to $23.3 million at September 30, 2020, from $27.8 million at December 31, 2019, a decrease of $4.5 million or 16.1%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Beginning in April 2020, the Company has been lending to small business through SBA PPP loans, which is a loan designed by Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. As of September 30, 2020, we had originated approximately $95.1 million of SBA PPP loans.

Around the end of the first quarter and beginning of the second quarter of 2020, we established a loan deferment and relief programs that are intended to provide an immediate and appropriate level of financial relief for the individuals and businesses experiencing hardship as a result of the COVID-19 pandemic. The program provides three types of deferrals of monthly loan payments for three months with one time renewal option to certain qualified borrowers. It also requires that the borrowers were current on payments at the time the modification. Also, majority of the deferred COVID-19 loans recorded in previous quarter were no longer in deferral status as of September 30 , 2020.

At September 30, 2020, total loan balances net of unearned income were $1.57 billion, a $153.9 million increase compared to December 31, 2019.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had loans held for sale totaling $198,000 at September 30, 2020 and $190,000 at December 31, 2019, respectively.

Loans receivable: Loans receivable increased to $1.57 billion at September 30, 2020 from $1.42 billion at December 31, 2019. The increase was primarily due to loan growth from the commercial and industry loan portfolio and construction loan portfolio. Loans receivable, excluding loans held for sale, as of September 30, 2020 and December 31, 2019, consisted of the following:

	September 30, 2020		December 31, 2019
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$126,508	8.0%	$36,777	2.6%
Construction	263,874	16.8%	231,095	16.3%
Real Estate Mortgage:
Commercial – Owner Occupied	136,497	8.7%	136,753	9.6%
Commercial – Non-owner Occupied	301,034	19.1%	298,204	21.0%
Residential – 1 to 4 Family	650,894	41.3%	636,891	44.8%
Residential – Multifamily	84,819	5.4%	68,258	4.8%
Consumer	10,985	0.7%	12,771	0.9%
Total Loans	$1,574,611	100.0%	$1,420,749	100.0%

Deposits

At September 30, 2020, total deposits increased to $1.60 billion from $1.34 billion at December 31, 2019, an increase of $257.3 million, or 19.2%. Deposits growth was primarily due to an increase in non-interest bearing demand deposits and an increase in other non-time deposits.

	September 30,	December 31,
	2019	2019
	(Dollars in thousands)
Noninterest-bearing	$421,837	$259,269
Interest-bearing
Checking	65,776	55,606
Savings	124,933	105,554
Money market	299,760	232,115
Time deposits	684,195	686,675
Total deposits	$1,596,501	$1,339,219

Borrowings
Total borrowings were $270.9 million at September 30, 2020, an increase of $122.9 million from December 31, 2019, primarily due to increase in advances from Federal Reserve for SBA PPP loans and increase in subordinated debt that was issued in third quarter 2020.

Equity

Total equity increased to $194.4 million at September 30, 2020 from $179.4 million at December 31, 2019, an increase of $15.0 million, or 8.4%, primarily due to the retention of earnings from the period.

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
At September 30, 2020, the allowance for loan losses was $27.6 million, as compared to $21.8 million at December 31, 2019. The ratio of the allowance for loan losses to total loans was 1.75% and 1.54% at September 30, 2020 and December 31, 2019, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 275.2% at September 30, 2020, compared to 216.5% at December 31, 2019. During the nine-month period ended September 30, 2020 and 2019, the Company charged off loans $54,000 and $56,000, respectively, and recovered $35,000 and $77,000, respectively. Specific allowances for loan losses have been established in the amount of $1.1 million at September 30, 2020 as compared to $1.1 million on impaired loans at December 31, 2019. We have established reserves for all losses that we believe are both probable and reasonably estimable at September 30, 2020 and December 31, 2019. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to expected credit loss methodology. We increased our loan loss provision by $3.7 million to $5.8 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase reflected the estimated probable increase of credit risk largely from the COVID-19 pandemic on our borrowers as of September 30, 2020.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the period	$21,811	$19,075
Charge-offs:
Commercial and Industrial	—	—
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	(54)	(56)
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	(54)	(56)

Recoveries:
Commercial and Industrial	18	12
Construction	—	6
Real Estate Mortgage:
Commercial – Owner Occupied	9	18
Commercial – Non-owner Occupied	8	36
Residential – 1 to 4 Family	—	5
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	35	77

Net charge-offs (recoveries)	(19)	21
Provisions for loan losses	5,796	2,050
Balance at the end of the period	$27,588	$21,146

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

Delinquent loans totaled $10.4 million, or 0.7% of total loans at September 30, 2020, an increase of $3.1 million from December 31, 2019. At September 30, 2020, loans 30 to 89 days delinquent totaled $934,000, a decrease of $1.1 million from December 31, 2019. Loans delinquent 90 days or more and not accruing interest totaled $9.5 million or 0.6% of total loans at September 30, 2020, an increase of $4.1 million from $5.3 million, or 0.4% of total loans at December 31, 2019. The two largest nonperforming loan relationships as of September 30, 2020 were a $1.7 million commercial owner occupied loan and an aggregate of $2.7 million loans to one borrower secured by farmland, which was partially guaranteed by a Federal government agency.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at September 30, 2020.

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$116	$—	$126,392	$126,508	0.09%
Construction	—	—	1,365	—	262,509	263,874	0.52%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	5,554	—	130,943	136,497	4.07%
Commercial – Non-owner Occupied	—	69	69	—	300,896	301,034	0.02%
Residential – 1 to 4 Family	—	810	2,353	—	647,731	650,894	0.36%
Residential – Multifamily	—	—	—	—	84,819	84,819	—%
Consumer	—	55	—	—	10,930	10,985	—%
Total Loans	$—	$934	$9,457	$—	$1,564,220	$1,574,611	0.60%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At September 30, 2020 and December 31, 2019, we had $25.6 million and $22.1 million loans deemed impaired. Impaired loans at September 30, 2020 and December 31, 2019 included $16.4 million and $17.0 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We reported performing TDR loans (not reported as non-accrual loans) of $16.1 million and $16.8 million, respectively, at September 30, 2020 and December 31, 2019. We had nonperforming TDR loans $275,600 and $281,000 at September 30, 2020 and December 31, 2019, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the nine month ended September 30, 2020 and the year ended December 31, 2019. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at September 30, 2020 was $567,000, compared to $5.8 million at September 30, 2019 with the largest property being a family residential property valued at $427,800.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$4,727	$5,124
Real estate acquired in settlement of loans	—	2,323
Sales of OREO, net	(4,120)	(1,456)
Valuation adjustment	(40)	(142)
Balance at end of period	$567	$5,849

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2020, our cash position was $442.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of September 30, 2020, the Company had lines of credit with the FHLBNY of $523.9 million, of which $134.7 million was outstanding, and an additional $40.0 million was a letter of credit for securing public funds. The remaining borrow capacity was $349.3 million at September 30, 2020.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At September 30, 2020, the Company's investment securities portfolio classified as available for sale was $22.1 million.

We had outstanding loan commitments of $160.7 million at September 30, 2020. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2020 and 2019.

Cash provided by operating activities was $22.5 million in the nine months ended September 30, 2020, compared to $25.2 million for the same period in the prior year. The decrease in operating cash flow was primarily due to increase in accrued interest receivable.
Cash used by investing activities was $145.4 million in the nine months ended September 30, 2020, compared to $132.5 million in the same period last year. The cash used in the investing activities was primarily due to the cash outflow required for net loan growth during the period.

Cash provided by financing activities was $374.0 million in the nine months ended September 30, 2020, compared to cash from financing of $104.4 million in the same period of last year. The current year included $257.3 million of cash inflows from deposits and $93.8 million advances from Federal Reserve for SBA PPP loans as well as $29.1 million net proceeds from issuing subordinate debt, partially offset by $5.5 million of dividend cash payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $15.0 million at September 30, 2020, from December 31, 2019, predominantly from the Company’s net income of $20.3 million for the period, net of common and preferred stock dividends of $5.7 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2020, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capitals and leverage ratios of the Company and the Bank at September 30, 2020:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage*	$206,907	10.80%	$236,043	12.32%
* Excluded exposures pledged as collateral to the PPPL Facility from the total leverage exposure, average total consolidated assets according to      Regulatory Capital Rule-Rule “ Paycheck Protection Program Lending Facility and Paycheck Protection Program Loans”.

Also, in July 2020, we issued $30 million in ten-year, fixed-to-floating rate subordinated notes due 2030 to certain qualified institutional buyers and accredited investors. The Notes have been structured to qualify initially as Tier 2 capital for the regulatory capital purposes for our consolidated entity.

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At September 30, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $160.7 million and $205.1 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the September 30, 2020 and December 31, 2019, standby letters of credit with customers were $14.8 million and $20.8 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2020, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

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

None

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of CEO required by Rule 13a-14(a).

31.2	Certification of CFO required by Rule 13a-14(a).

32	Certification required by 18 U.S.C. §1350.

101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	November 6, 2020	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020	/s/ John F. Hawkins
John F. Hawkins
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)