Form 10-K
period 2020-12-31
PARKE BANCORP, INC.
filed 2021-03-31
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020 or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compliance with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2020 was approximately $144.8 million.

As of March 29, 2021 there were 11,883,365 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the recent global coronavirus outbreak has and will continue to pose risks and could harm our business and results of operations;
•general economic conditions, either nationally or in our market areas, that are worse than expected;
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•our ability to access cost-effective funding;
•fluctuations in real estate values and both residential and commercial real estate market conditions;
•demand for loans and deposits in our market area;
•our ability to implement changes in our business strategies;
•competition among depository and other financial institutions;
•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets
•adverse changes in the securities markets;
•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•changes in laws or government regulations or policies affecting financial institutions engaged in the medical-use cannabis related business;
•our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•changes in consumer demand, borrowing and savings habits;
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•our ability to retain key employees;
•technological changes;
•significant increases in our loan losses;
•attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
•technological changes that may be more difficult or expensive than expected;
•the ability of third-party providers to perform their obligations to us;

•the ability of the U.S. Government to manage federal debt limits;
•changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

The Global Outbreak of the COVID-19 Coronavirus

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened in an efficient manner. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to certain risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company. These risks include, among others, (i) risks to the capital markets that may impact the value or performance of the Company’s investment securities portfolio, as well as limit our access to the capital markets and wholesale funding sources; (ii) effects on key employees, including operational or management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls; (iii) declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company; (iv) collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase; (v) the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments; (vi) the allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income; (vii) if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased loan losses and reduced interest income; (viii) in certain states in which we do business temporary bans on evictions and foreclosures have been enacted through executive orders, and may continue indefinitely, resulting in our inability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses; (ix) as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; (x) cyber security risks are increased as the result of an increase in the number of employees working remotely and an increase in the number of our clients banking electronically; (xi) declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and (xii) increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill or other intangible assets.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP which could have a significant adverse impact on our business, financial position, results of operations, and prospects. The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act, including the establishment of the PPP administered by the Small Business Administration (“SBA”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. Since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans. If any such litigation is filed or threatened against us and is not resolved in a manner favorable to us, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

As used in this Annual Report on Form 10-K, the terms "Parke Bancorp", "the Company", "registrant", "we", "us", and "our" mean Parke Bancorp, Inc. and its subsidiaries, on a consolidated basis, unless the context indicates otherwise.

Part I

Item 1.    Business.

General

We are a bank holding company incorporated under the laws of the State of New Jersey in January 2005. Our business and operations primarily consist of our ownership of Parke Bank (the "Bank"). The Bank is a full service commercial bank and is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts its business through offices in Gloucester, Atlantic and Cape May Counties in New Jersey and the Philadelphia area in Pennsylvania.

We, through our wholly owned subsidiary Parke Bank, provide personal and business financial services to individuals and small to mid-sized businesses. We offer a range of loan products, deposits services, and other financial products through our retail branches and other channels to our customers. Our core lending businesses are commercial real estate lending, residential real estate lending, and construction lending. We also offer a variety of commercial and industry loan and consumer loan products to our customers. We fund our lending business primarily with deposits generated through retail deposits and commercial relationships. Our deposit products include checking, savings, money market deposit, time deposits, and other traditional deposit services. In addition to traditional products and services, we offer contemporary products and services, such as debit cards, internet banking and online bill payment.

    We commenced operations on June 1, 2005, upon completion of the reorganization of the Bank into the holding company form of ownership following approval of the reorganization by shareholders of the Bank at its 2005 Annual Meeting of Shareholders. Our headquarters is located at 601 Delsea Drive, Washington Township, New Jersey. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available for free of charge at www.parkebank.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Investors are encouraged to access these reports and other information about our business on our website.

At December 31, 2020, we had total assets of $2.08 billion, including loans of $1.57 billion, total deposits of $1.59 billion and total equity of $202.6 million.

Market Area

Substantially all of the Bank’s business is with customers in its market areas of Southern New Jersey and the Philadelphia area of Pennsylvania. We have carefully expanded our lending footprint in other areas also. Most of the Bank’s customers are individuals and small to medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance.

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

Most of the Bank’s competitors, whether traditional or nontraditional financial institutions, have a longer history and significantly greater financial and marketing resources than does the Bank. Among the advantages these institutions have over the Bank are their ability to finance wide-ranging and effective advertising campaigns, to access international money markets and to allocate their investment resources to regions of highest yield and demand. Major banks operating in the primary market area offer certain services, such as international banking and trust services, which are not offered directly by the Bank.

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
    At December 31, 2020 and 2019, deposit balances from medical-use cannabis customers were approximately $259.4 million and $129.2 million, or 16.3% and 9.6% of total deposits, respectively, with two customers accounting for 19.2% and 13.6% of the total at December 31, 2020 and 2019. At December 31, 2020 and 2019, there were cannabis-related loans in the amounts of $8.0 million and $5.5 million, respectively. We recorded approximately $465,000 and $183,000 of interest incomes in 2020 and 2019, respectively, related to these loans. The fee income for the years ended December 31, 2020 and 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry were $2.2 million and $1.6 million and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

Lending Activities
Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing primarily in and around Southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
Composition of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. As of December 31, 2020, no one industry sector concentration exceeded 10% of total loans.

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$121,808	$36,777	$34,640	$38,972	$26,774
Construction	211,013	231,095	139,877	95,625	67,294
Real Estate Mortgage:
Commercial – Owner Occupied	132,207	136,753	135,617	126,250	123,898
Commercial – Non-owner Occupied	324,840	298,204	321,580	270,472	268,123
Residential – 1 to 4 Family	670,827	636,891	545,391	416,317	309,340
Residential – Multifamily	94,748	68,258	49,628	47,832	39,804
Consumer	10,364	12,771	14,424	16,249	16,720
Total Loans	$1,565,807	$1,420,749	$1,241,157	$1,011,717	$851,953

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories and the dollar amount of loans in certain loan categories due after December 31, 2020, which have predetermined interest rates and which have floating or adjustable interest rates at December 31, 2020.

	Due within one year	Due after one through five years	Due after five years	Total
	(Dollars in thousands)
Commercial and Industrial	$13,453	$93,627	$14,728	$121,808
Construction	202,739	7,709	565	211,013
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	3,315	43,863	85,029	132,207
Commercial - Non-Owner Occupied	31,352	108,306	185,182	324,840
Total	$250,859	$253,505	$285,504	$789,868

Loans at fixed interest rates	$22,258	$121,595	$65,231	$209,084
Loans at floating/variable interest rates	228,601	131,909	220,274	580,784
Total	$250,859	$253,504	$285,505	$789,868

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2020, the Bank’s loan to one borrower limit was approximately $41.0 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2020, the Bank’s largest loan to one borrower was a combination loan/line of credit with a balance of loan and line of credit of $21.6 million that were secured by mix of real estate, construction assets and other commercial assets. At December 31, 2020, these loans were current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods to determine concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification. The Bank limits on loans to one borrower, one industry as well as product concentrations. At December 31, 2020, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing troubled debt restructurings (“TDRs”), were $22.7 million, $22.1 million, $21.9 million, $25.5 million, and $36.4 million at December 31, 2020, 2019, 2018, 2017, and 2016 respectively. Included in impaired loans at December 31, 2020, 2019, 2018, 2017, and 2016 were $14.2 million, $17.0 million, $18.8 million, $21.2 million, and $28.1 million, respectively, of loans classified as TDRS as defined within accounting guidance and regulatory literature.

The following table sets forth information regarding non-accrual loans at the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(Amounts in thousands, except percentages)
Loans accounted for on a non-accrual basis:
Commercial and Industrial	$50	$286	$14	$17	$159
Construction	1,365	1,365	1,365	1,392	3,241
Real Estate Mortgage:
Commercial - Owner Occupied	5,521	2,702	—	155	430
Commercial - Non-Owner Occupied	69	70	—	597	3,958
Residential - 1 to 4 Family	1,669	925	1,686	2,292	3,095
Residential – Multifamily	—	—	—	—	308
Consumer	55	—	—	81	107
Total non-accrual loans	8,729	5,348	3,065	4,534	11,298
Accruing loans delinquent 90 days or more:
Commercial and Industrial	—	—	—	—	—
Construction	—	—	—	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	—	—
Commercial - Non-Owner Occupied	—	—	—	—	—
Residential - 1 to 4 Family	—	—	—	—	—
Residential – Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total non-performing loans	$8,729	$5,348	$3,065	$4,534	$11,298
Total non-performing loans as a percentage of loans	0.56%	0.38%	0.25%	0.45%	1.30%

As of December 31, 2020, there was $225,000 in loans which were not then on non-accrual status or a TDR but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing in the future.

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. At December 31, 2020, the Bank had $8.7 million in loans that were on a non-accrual basis. Interest income of $141,500 was recognized on these loans during the year ended December 31, 2020. Gross interest income of $463,500 would have been recorded during the year ended December 31, 2020, if these loans had been performing in accordance with their terms.

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

Assets classified as “doubtful” exhibit all of the weaknesses defined under the Substandard Category but with enough risk to present a high probability of some principal loss on the loan, although not yet fully ascertainable in amount. Assets classified as “loss” are those considered uncollectible or of little value, even though a collection effort may continue after the classification and potential charge-off.

The Bank also internally classifies certain assets as “other assets especially mentioned” (“OAEM”); such assets do not demonstrate a current potential for loss but are monitored in response to negative trends which, if not reversed, could lead to a substandard rating in the future.

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish specific allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. All of the Bank’s loans rated “substandard” and worse are also on non-accrual and deemed impaired. There were no loans classified as Doubtful at December 31, 2020.

At December 31, 2020, the Bank had assets classified as follows:

Loan Balance
(Amounts in thousands)

OAEM	$3,534
Substandard	8,954
$12,488

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2020 was $139,000. Real estate owned consisted of 2 residential properties as of December 31, 2020.

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

The following table sets forth information with respect to the Bank’s allowance for losses on loans at the dates and for the periods indicated.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of the period	$21,811	$19,075	$16,533	$15,580	$16,136
Charge-offs:
Commercial and Industrial	—	—	(128)	(134)	(76)
Construction	—	—	(27)	(687)	(1,081)
Real Estate Mortgage:
Commercial - Owner Occupied	—	—	—	(430)	—
Commercial - Non-Owner Occupied	—	—	(49)	(622)	(154)
Residential - 1 to 4 Family	(59)	(56)	—	(118)	(704)
Residential – Multifamily	—	—	—	(50)	(45)
Consumer	—	—	(19)	—	(6)
Total charge-offs:	(59)	(56)	(223)	(2,041)	(2,066)
Recoveries:
Commercial and Industrial	23	16	47	45	8
Construction	—	6	600	—	—
Real Estate Mortgage:
Commercial - Owner Occupied	11	26	189	113	1
Commercial - Non-Owner Occupied	266	39	86	319	—
Residential - 1 to 4 Family	—	5	43	17	39
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total recoveries:	300	92	965	494	48
Net charge-offs	241	36	742	(1,547)	(2,018)
Provision for loan losses	7,646	2,700	1,800	2,500	1,462
Balance at end of period	$29,698	$21,811	$19,075	$16,533	$15,580
Period-end loans outstanding (net of deferred costs/fees)	$1,565,807	$1,420,749	$1,241,157	$1,011,717	$851,953
Average loans outstanding	$1,527,999	$1,326,691	$1,110,915	$923,271	$800,677
Allowance as a percentage of period end loans	1.90%	1.54%	1.54%	1.63%	1.83%
Loans charged off as a percentage of average loans outstanding	—%	—%	0.02%	0.22%	0.26%

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

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$492	7.8%	$964	2.6%	$718	2.8%	$684	4.0%	$1,188	3.1%
Construction	3,359	13.5	2,807	16.3	1,694	11.3	2,068	9.4	2,764	7.9
Real Estate Mortgage:
Commercial – Owner Occupied	3,078	8.4	2,023	9.6	2,062	10.9	2,017	12.5	2,082	14.5
Commercial – Non-owner Occupied	8,398	20.7	5,860	21.0	5,853	25.9	4,630	26.7	3,889	31.5
Residential – 1 to 4 Family	12,595	42.8	9,151	44.8	7,917	43.9	6,277	41.1	4,916	36.3
Residential – Multifamily	1,639	6.1	819	4.8	621	4.0	627	4.7	505	4.7
Consumer	137	0.7	187	0.9	210	1.2	230	1.6	236	2.0
Total Loans	$29,698	100.0%	$21,811	100.0%	$19,075	100.0%	$16,533	100.0%	$15,580	100.0%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are municipal bonds, as “held to maturity.” At December 31, 2020, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2019, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

Composition of Investment Securities Portfolio. The following table sets forth the carrying value of the Company’s investment securities portfolio at the dates indicated. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements. At December 31, 2020, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

	At December 31,
	2020	2019	2018
	(Dollars in thousands)
Securities Held to Maturity at Amortized Cost
State and political subdivisions	$1,224	$1,167	$1,113
Securities Available for Sale at Fair Value:
Corporate debt obligations	$500	$500	$500
Residential mortgage-backed securities	19,359	26,075	30,721
Collateralized mortgage obligations	23	38	57
Total securities available for sale	19,882	26,613	31,278
Total	$21,106	$27,780	$32,391

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2020, by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2020
	One to Five Years		After Five to Ten Years		More Than Ten Years		Total Investment Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value
	(Amounts in thousands, except yields)
Securities Held to Maturity:
State and political subdivisions	$—	—%	$1,224	4.76%	$—	—%	$1,224	4.76%	$1,530

Securities Available for Sale:
Corporate debt obligations	$500	4.23%	$—	—%	$—	—%	$500	4.23%	$500
Residential mortgage-backed securities	63	—	10,634	2.35	8,039	2.26	18,736	2.29	19,359
Collateralized mortgage obligations	—	—	—	—	22	4.61	22	4.61	23
Total securities available for sale	563	3.15	10,634	2.35	8,061	2.27	19,258	2.34	19,882
Total	$563	3.15%	$11,858	2.56%	$8,061	2.27%	$20,482	2.46%	$21,412

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.59 billion at December 31, 2020. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $71.1 million, $130.6 million and $92.4 million at December 31, 2020, 2019 and 2018, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined Promontory Interfinancial Network ("Promontory") during 2007 to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $66.4 million, $130.6 million and $92.4 million at December 31, 2020, 2019 and 2018, respectively.

	2020
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands, except percentages)
NOWs	$63,086	0.52%	4.16%
Money markets	279,947	1.31%	18.47%
Savings	140,466	0.51%	9.27%
Time deposits	562,655	1.96%	37.13%
Brokered CDs	126,968	1.56%	8.38%
Total interest-bearing deposits	1,173,122	1.51%
Non-interest bearing demand deposits	342,325		22.59%
Total deposits	$1,515,447		100.00%

	2019
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands, except percentages)
NOWs	$54,540	0.61%	4.34%
Money markets	214,251	2.12%	17.06%
Savings	113,354	0.52%	9.03%
Time deposits	434,569	2.34%	34.60%
Brokered CDs	116,131	2.62%	9.25%
Total interest-bearing deposits	932,845	2.00%
Non-interest bearing demand deposits	323,146		25.72%
Total deposits	$1,255,991		100.00%

	2018
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands, except percentages)
NOWs	$52,596	0.51%	5.29%
Money markets	176,359	1.64%	17.75%
Savings	154,229	0.53%	15.51%
Time deposits	314,609	1.58%	31.65%
Brokered CDs	100,244	2.11%	10.08%
Total interest-bearing deposits	798,037	1.39%
Non-interest bearing demand deposits	196,068		19.72%
Total deposits	$994,105		100.00%

The following table indicates the amount of the Company’s certificates of deposit of $100,000 more by time remaining until maturity as of December 31, 2020.

Maturity Period	Certificates of Deposit
(Dollars in thousands)
Within three months	$78,779
Three through twelve months	255,238
Over twelve months	128,545
Total	$462,562

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

Borrowings. Borrowings consist of subordinated debt and advances from the FHLB and other parties. At December 31, 2020, we had $134.7 million in FHLB advances with a weighted average rate of 1.98% for the year. Outstanding advances from the FHLB had fixed rates ranging from 0.43% to 2.92% at December 31, 2020. Pursuant to collateral agreements with the FHLB, the advances are secured by qualifying loans with the FHLB. As a member of the FHLB, we are required to purchase and hold shares of capital stock in the FHLB. As of December 31, 2020, our FHLB stock investment totaled $7.5 million. Borrowings from the FHLB outstanding during 2020, 2019, and 2018 had maturities of ten years or less. At December 31, 2020, we also had $13.4 million of trust preferred debentures outstanding. Interest rates of these trust preferred securities are reset quarterly at base rate plus three-month LIBOR. The interest rates on $10.3 million and $3.1 million of the trust preferred debentures were 1.87% and 1.72%, respectively, at December 31, 2020. During 2020, we issued and sold $30 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2030 to certain qualified institutional buyers and accredited investors. We also participated in the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility. At December 31, 2020, we had $90.0 million outstanding with a rate of 0.35%.

The following table sets forth information regarding the Bank’s FHLB advances:

	December 31,
	2020	2019	2018
	(Amounts in thousands, except rates)
Amount outstanding at year end	$134,650	$134,650	$104,650
Weighted average interest rates at year end	0.98%	2.41%	2.67%
Maximum outstanding at any month end	$134,650	$134,650	$134,650
Average outstanding	$134,650	$107,795	$105,883
Weighted average interest rate during the year	1.98%	2.79%	2.00%

Subsidiary Activities

The largest subsidiary of the Company is the Bank. The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. In 2018, Bridgestone Capital LLC made a $1.2 million capital contribution to PDL.

Personnel

At December 31, 2020, the Bank had 85 full-time and 12 part-time employees.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System (the "Federal Reserve") and other federal banking agencies, including those with direct supervisory jurisdiction over the Bank and the Company. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Bank has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. Neither the government nor lenders are permitted to charge the recipients any fees. In December 2020, Congress amended the CARES Act through the enactment of the Consolidated Appropriations Act of 2021 (the “CAA”). Among other things, the CAA renewed the PPP, allocating $284.45 billion for new first time PPP loans under the existing PPP and permitting the expansion of existing PPP loans for certain qualified, existing PPP borrowers. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Guidance on Non-TDR Loan Modifications due to COVID-19. On March 22, 2020, the federal bank regulatory agencies issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act provided that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by generally accepted accounting principles, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The CAA extended this relief to the earlier of January 1, 2022 or the first day of a bank’s fiscal year that begins after the national emergency ends. In accordance with the CARES Act’s TDR relief provisions, as extended by the CAA, the Bank will not classify qualified loan modifications made through the end of 2021 as TDRs. See Note 4 to the consolidated financial statements.

Consent Orders with Banking Regulators

In the fourth quarter of 2020, Parke Bank, Sewell, New Jersey (“Bank”), the wholly owned subsidiary of Parke Bancorp, Inc. (the “Company”), entered into a Stipulation to the Issuance of a Consent Order with each of the Federal Deposit Insurance Corporation (the “FDIC”) and the New Jersey Department of Banking and Insurance (the “NJDOBI”), consenting to the issuance of substantially identical consent orders (the “Consent Orders”) relating to weaknesses in the Bank’s Bank Secrecy

Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Orders, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program.

Under the terms of the Consent Orders the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to:

•Increase supervision and direction of the Bank’s BSA compliance program and assume full responsibility for the approval and implementation of sound BSA policies and procedures;
•Creation of a compliance committee of the Board of Directors of the Bank with the responsibility of overseeing compliance with the Orders, BSA and the BSA compliance program;
•Designate a qualified individual(s) acceptable to the FDIC and the NJDOBI as a BSA Officer;
•Review and improve the Bank’s BSA compliance program, BSA risk assessment, system of BSA internal controls, and customer due diligence policies;
•Develop, adopt and implement effective training programs for the Board and management on all relevant aspects of laws, regulations and policies relating to BSA and ensure that an adequate number of qualified staff have been retained for the Bank’s BSA Department;
•Ensure the Bank’s adherence to a written program of policies and procedures to provide for BSA compliance and the appropriate identification and monitoring of transactions that pose greater than normal risk for BSA compliance;
•Development and implementation of a customer due diligence program to enhance customer due diligence and risk assessment processes;
•Review and improve policies and procedures for monitoring and reporting suspicious activity;
•Conduct independent testing for compliance with BSA by either a qualified outside party or Bank personnel who are independent of the BSA function and are qualified to perform such testing; and
•Hire a qualified firm acceptable to the FDIC and the NJDOBI to conduct a look back review of accounts and transaction activity for the time period beginning January 1, 2019, through the effective date of the Orders.

Numerous actions have already been taken or commenced by the Bank, which will assist in complying with the Consent Orders and strengthen its BSA compliance practices, policies, procedures and controls.

The Consent Orders are expected to result in additional BSA compliance expenses for the Bank and the Company. The Consent Orders do not otherwise impact the Bank’s business activities outside of BSA.

The Consent Orders do not require the Bank to pay any civil money penalty or require additional capital.

The foregoing summary description of the Consent Orders is not complete and is qualified by reference to the full text of the Consent Orders, copies of which are filed as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K.

The Consent Orders will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC and the NJDOBI. Management and the Board have expressed their full intention to comply with all parts of the Consent Orders at the earliest possible date. Issuance of the Consent Orders do not preclude further government action with respect to the Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance cost, and/or restrictions on the activities of the Bank.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”), and is regulated by the Federal Reserve. The Federal Reserve has enforcement authority over the Company and the Company's non-bank subsidiary which also permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. The Company is required to file periodic reports of its operations with, and is subject to examination by, the Federal Reserve. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

Under the BHC Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Furthermore, under amendments to the BHC Act and regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or providing any property or services. Generally, this provision provides that a bank may not extend credit, lease or sell property, or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, the bank holding company, or any other subsidiary of the bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, the bank holding company, or any subsidiary of the bank.

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

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act and the Federal Reserve’s bank holding company regulations. Under the BHC Act and Federal Reserve regulation, the Company generally may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHC Act and (2) any BHC Act activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

In addition, a bank holding company that qualifies to be treated as a “financial holding company” and submits a financial holding company notice to the Federal Reserve may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance agency and underwriting, and making merchant banking investments. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted regulatory capital requirements pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital requirements are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” Under the Federal Reserve’s Small Bank Holding Company Policy Statement, however, such regulatory capital requirements generally do not apply on a consolidated basis to a bank holding company with total assets of less than $3 billion unless the holding company: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Federal Reserve may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

Dividends. The Company is subject to various restrictions relating to the payment of dividends. The Federal Reserve has issued guidance indicating that bank holding companies should generally pay dividends only if the company’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve’s guidance also states that a bank holding company should inform and consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

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

Any change in applicable statutory and regulatory requirements, whether by the New Jersey Department of Banking and Insurance, the FDIC, the United States Congress or state legislatures, could have a material adverse impact on the Bank, and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank’s franchise, which developments could hurt the trading price of the Company’s stock.

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

Federal Deposit Insurance. The FDIC insures deposits at federally insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC's Deposit Insurance Fund up to a maximum of $250,000 per separately insured depositor.

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

The current regulatory capital requirements took effect January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the new regulatory capital rules, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity

Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

Regulatory Capital Simplification - Community Bank Leverage Ratio. The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, introduced an optional simplified measure of capital adequacy for qualifying community banking organizations with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements.

The federal banking regulators jointly issued a final rule under the EGRRCPA, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying bank that elects to use the CBLR framework will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. In accordance with the provisions of the CARES Act, the federal banking agencies issued a final rule in August 2020, under which the CBLR was lowered to 8% through the end of 2020, will be set at 8.5% for the 2021 calandar year, and will return to 9% on January 1, 2022. We have elected to use the CBLR framework.

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

Transactions with Related Parties. The Bank is subject to the Federal Reserve’s Regulation W, which implements the restrictions of Sections 23A and 23B of the Federal Reserve Act on transactions between a bank and its “affiliates.” The sole “affiliate” of the Bank, as defined in Regulation W, is the Company. Section 23A and Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with its affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B and Regulation W also require a bank’s transactions with affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Community Reinvestment Act and Fair Lending Laws. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. The Bank received a “satisfactory” rating in its most recent Community Reinvestment Act examination.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A failure to comply with the Equal Credit Opportunity Act or the Fair Housing Act or with the federal fair lending regulations implementing those statutes could result in an enforcement action by the FDIC, as well as by the Department of Justice.

Item 1A.    Risk Factors.

Not applicable.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

(a)Properties.

The Company’s and the Bank’s main office is located in Washington Township, Gloucester County, New Jersey, in an office building of approximately 13,000 square feet. The main office facilities include teller windows, a lobby area, drive-through windows, automated teller machine, a night depository, and executive and administrative offices.

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and

May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. The Bank opened two new offices, a full service office in Collingswood, New Jersey, opened in September 2016, and a full service office in Philadelphia, Pennsylvania, opened December 2016. Both the new offices are leased. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2020, net property and equipment totaled approximately $6.7 million.

Item 3.    Legal Proceedings.

    None

Item 4.    Mine Safety Disclosures.

Not applicable

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the Nasdaq Capital Market under the trading symbol of "PKBK". The number of shareholders of record of common stock as of December 31, 2020, was approximately 255. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. As of March 29, 2021, there were 11,883,365 shares of our common stock outstanding.

The Company paid a $0.16 per share quarterly cash dividend each quarter of 2020. The fourth quarter 2020 dividend was not declared until the first quarter of 2021. During 2020, the Company paid a total of $7.4 million in common stock cash dividends.

The Company also has 480 shares of 6% non-Cumulative Series B Preferred Stock outstanding at December 31, 2020. The preferred stock has a liquidation preference of $1,000 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2020. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 66,057 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions.

The Company has recorded dividends on preferred stock in the approximate amount of $29,000 and $24,000 for the years ended December 31, 2020 and 2019, respectively. The Company paid cash dividends of $60 per share on the preferred stock for the years 2020 and 2019. The preferred stock qualifies, and is accounted, for as equity securities and is included in the Company’s Tier I capital since issued.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and restrictions, and Board policies, and other factors deemed relevant by the Board.

The Company's ability to pay dividends is substantially dependent upon the dividends it receives from the Bank and is subject to other restrictions. Under current regulations, the Bank's ability to pay dividends is restricted as well.

Under the New Jersey Banking Act of 1948, a bank may declare and pay dividends only if after payment of the dividend the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

Pursuant to the terms of the Series B Preferred Stock, the Company may not pay a cash dividend on the common stock unless all dividends on the Series B Preferred Stock for the then-current dividend period have been paid or set aside.

The Federal Deposit Insurance Act generally prohibits all payments of dividends by any insured bank that is in default of any assessment to the FDIC. Additionally, because the FDIC may prohibit a bank from engaging in unsafe or unsound practices, it is possible that under certain circumstances the FDIC could claim that a dividend payment constitutes an unsafe or unsound practice. The New Jersey Department of Banking and Insurance has similar power to issue cease and desist orders to prohibit what might constitute unsafe or unsound practices. The payment of dividends may also be affected by other factors (e.g., the need to maintain adequate capital or to meet loan loss reserve requirements).

There were no repurchases of the Company’s Common Stock during the last quarter of 2020.

Shareholders wishing to change the name, address or ownership of the Company’s stock, report lost certificates or consolidate accounts are asked to contact the Company’s Transfer Agent and Registrar directly: Computershare Investor Services, P.O. Box 43078, Providence, Rhode Island 02940-3078. You can also contact them at 1-800-942-5909 and www.computershare.com.

Item 6.    Selected Financial Data.

Not applicable

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We focus on small to mid - sized business and retail customers and offer a range of loan products, deposit services, and other financial products through our retail branches and other channels. The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest earning-assets and the interest expense paid on its interest-bearing liabilities. In our operations, we have three major lines of lending: residential real estate mortgage, commercial real estate mortgage, and construction lending. Our interest income is primarily generated from our lending and investment activities. Our deposit products include checking, savings, money market accounts, and certificates of deposit. The majority of our deposit accounts are obtained through our retail banking business, which provides us with low cost funding to grow our lending efforts. The Company also generates income from loan and deposit fees and other non-interest related activities. The Company's non-interest expense primarily consists of employee compensation, administration, and other operating expenses.

As of December 31, 2020, we had total assets of $2.08 billion, total equity of $202.6 million, and total shareholders' equity of $200.9 million. Net income available to common shareholders for 2020 was $28.4 million. In 2020, net income available to common shareholders decreased 4.8% over previous year primarily as a result of additional loan loss provision due to the uncertainty of COVID-19 on the loan portfolio. Total assets increased 23.6% and total equity increased 12.9% compared to December 31, 2019. We also maintained a strong capital position. Our risk based tier 1 capital ratio was 17.0% at December 31, 2020. During 2020, we returned $5.7 million of capital to our common shareholders through common stock dividends.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. Beginning in the first quarter of 2020, the COVID-19 pandemic has posed a significant threat to people's health as well as the global and U.S. economies. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results, such as changes to the U.S. economic condition, market interest rates, the Federal Reserve monetary policy, other government policies, and actions of regulatory agencies.

Results of Operations

Net Income

We recorded net income available to common shareholders of $28.4 million or $2.40 per basic common share and $2.37 per diluted common share, for the year ended December 31, 2020 compared to $29.8 million, or $2.52 per basic common share and $2.48 per diluted common share for the year ended December 31, 2019, an decrease of $1.4 million or 4.8%. The earnings per share for 2019 reflected the 10% stock dividend declared in January and paid in March 2020.

Net Interest Income

Net interest income increased $5.8 million, or 10.1%, to $62.6 million for the year ended 2020 compared to $56.9 million for the year ended 2019. The increase in net interest income was primarily due to loan portfolio growth and a decrease in deposit rates, partially offset by lower interest income from cash and due from banks. Interest income for 2020 increased to $84.5 million, an increase of $5.0 million, or 6.3%, from $79.5 million for 2019. Interest expense decreased to $21.9 million for 2020, from $22.7 million for 2019.

Comparative Average Balances, Yields and Rates

The following table presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the year ended 2020 and 2019. Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands except Yield/ Cost data)
Assets
Loans	$1,527,999	$82,336	5.39%	$1,326,691	$75,172	5.67%
Investment securities	32,065	1,008	3.14%	36,801	1,161	3.15%
Federal funds sold and cash equivalents	331,718	1,194	0.36%	153,236	3,207	2.09%
Total interest-earning assets	1,891,782	$84,538	4.47%	1,516,728	$79,540	5.24%
Non-interest earning assets	70,279			61,363
Allowance for loan losses	(25,145)			(20,369)
Total assets	$1,936,916			$1,557,722
Liabilities and Equity
Interest bearing deposits
NOWs	$63,086	$328	0.52%	$54,540	$334	0.61%
Money markets	279,947	3,670	1.31%	214,251	4,543	2.12%
Savings	140,466	711	0.51%	113,354	594	0.52%
Time deposits	562,655	11,016	1.96%	434,569	10,172	2.34%
Brokered certificates of deposit	126,968	1,986	1.56%	116,131	3,044	2.62%
Total interest-bearing deposits	1,173,122	17,711	1.51%	932,845	18,687	2.00%
Borrowings	216,641	4,182	1.93%	121,198	3,968	3.27%
Total interest-bearing liabilities	1,389,763	$21,893	1.58%	1,054,043	$22,655	2.15%
Non-interest bearing deposits	342,325			323,146
Other liabilities	13,084			12,002
Total liabilities	1,745,172			1,389,191
Equity	191,564			168,531
Total liabilities and equity	$1,936,736			$1,557,722
Net interest income		$62,645			$56,885
Interest rate spread			2.89%			3.09%
Net interest margin			3.31%			3.75%

Net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities.
Rate/Volume Analysis

For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by the previous rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31,
	2020 vs 2019
	Variance due to change in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(Dollars in thousands)
Interest Income:
Loans (net of deferred costs/fees)	$10,984	$(3,820)	$7,164
Investment securities	(149)	(4)	(153)
Federal funds sold and cash equivalents	1,928	(3,941)	(2,013)
Total interest income	12,763	(7,765)	4,998
Interest Expense:
Deposits	4,207	(5,183)	(976)
Borrowed funds	2,282	(2,068)	214
Total interest expense	6,489	(7,251)	(762)
Net interest income	$6,274	$(514)	$5,760

Provision for loan losses

Our provision for loan losses in each period is driven by net charge-offs and changes to the allowance for loan losses. We recorded a provision for loan losses of $7.6 million and $2.7 million in 2020 and 2019, respectively. The provision for loan losses as a percentage of interest income was 9.04% and 3.39% in 2020 and 2019, respectively.
Our provision for loan losses increased by $4.9 million in 2020 compared to 2019 primarily as a result of the economic uncertainties related to COVID-19. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Risk Management and Asset Quality-Allowance for Loan and Lease Losses” and NOTE 4. Loans and Allowance for Loan and Lease Losses in the Consolidated Financial Statements.

Non-interest Income

The table below displays the components of non-interest income for 2020 and 2019.

	2020	2019
	(Dollars in thousands)
Gain on sale of SBA loans	$—	116
Other Loan fees	860	982
Bank owned life insurance income	592	601
Service fees on deposit accounts	2,521	1,921
Loss on sale and valuation adjustments of OREO	(371)	(246)
Other	581	465
Total non-interest income	$4,183	$3,839

Non-interest income increased by $344,000 to $4.2 million in 2020 compared to 2019 primarily due to:
•An increase in fee income related to commercial deposit accounts;
The increase was partially offset by a decrease in all other major categories compared to last year. The fee income for the year ended December 31, 2020 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $2.2 million and is included in service fees on deposit accounts in the accompanying consolidated statements of income. Such deposit fee income totaled $1.6 million during the year ended December 31, 2019. Please refer to Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-Interest Expense

The following table displays the components of non-interest expense for 2020 and 2019.

	2020	2019
	(Dollars in thousands)
Compensation and benefits	$10,611	9,188
Professional services	1,987	1,946
Occupancy and equipment	2,031	1,793
Data processing	1,290	1,046
FDIC insurance and other assessments	805	56
OREO expense	271	415
Other operating expense	3,301	3,508
Total non-interest expense	$20,296	$17,952

Non-interest expense increased $2.3 million to $20.3 million for 2020, from $18.0 million for 2019 primarily due to an increase in compensation and benefits, FDIC insurance and other assessments, and data processing. Compensation and benefits increased $1.4 million, or 15.2%, as a result of merit increases as well as a decline in loan origination deferred costs due to lower loan demand due to COVID-19. FDIC insurance and other assessments increased $749,000, or 1,337.5% as a result of the utilization of the FDIC credit taken during 2019. Data processing increased $244,000, or 23.3%, primarily as a result of the growth of the business. In addition, occupancy and equipment increased $238,000, or 13.3%, as a result of increased building maintenance. These increases were partially offset by decrease in OREO expense and other operating expenses.

Income Tax

Income tax expense increased $226,000 to $10.0 million on income before taxes of $38.9 million for 2020, compared to income tax expense of $9.8 million on income before taxes of $40.1 million for 2019. The effective income tax rates for 2020 and 2019 were 25.7% and 24.4%, respectively.

Financial Condition
General
At December 31, 2020, the Company’s total assets were $2.08 billion, an increase of $397.2 million or 23.6%, from December 31, 2019. The increase in total assets was primarily attributable to increase in loans and cash and cash equivalents. Total loans outstanding increased $145.1 million, primarily due to the increase in the commercial loan portfolio related to the Paycheck Protection Program loans, which increased to $91.2 million at December 31, 2020, from zero at December 31, 2019. Cash and cash equivalents increased $267.0 million from December 31, 2019, to $458.6 million at December 31, 2020.

Total liabilities were $1.88 billion at December 31, 2020. This represented a $374.0 million, or 24.9%, increase from $1.50 billion at December 31, 2019. The increase in total liabilities was primarily due to an increase in total deposits, which increased $253.2 million, or 18.9%, to $1.59 billion at December 31, 2020, from $1.34 billion at December 31, 2019. Deposits from the medical-use cannabis industries increased to $259.4 million at December 31, 2020, from $129.2 million at December 31, 2019.
Total equity was $202.6 million and $179.4 million at December 31, 2020 and December 31, 2019, respectively, for an increase of $23.2 million from December 31, 2019.

The following table presents certain key condensed balance sheet data as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Cash and cash equivalents	$458,601	$191,607
Investment securities	21,106	27,780
Loans held for sale	200	190
Loans, net of unearned income	1,565,807	1,420,749
Allowance for loan losses	29,698	21,811
Total assets	2,078,322	1,681,160
Total deposits	1,592,443	1,339,219
FHLBNY borrowings	134,650	134,650
Subordinated debt	42,542	13,403
FRB advances	90,026	—
Total liabilities	1,875,725	1,501,736
Total equity	202,597	179,424
Total liabilities and equity	2,078,322	1,681,160
Cash and cash equivalents

Cash and cash equivalents increased $267.0 million to $458.6 million at December 31, 2020, from $191.6 million at December 31, 2019, an increase of 139.3%. The increase was primarily due to cash received from the increase in deposits from the medical-use cannabis businesses.

Investment securities

Total investment securities decreased to $21.1 million at December 31, 2020, from $27.8 million at December 31, 2019, a decrease of $6.7 million or 24.0%. The decrease was primarily due to the normal pay downs of mortgage-backed securities.

Loans

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. Loans held for sale totaled $200,000 at December 31, 2020 and $190,000 at December 31, 2019.

Loans, net of unearned income: Loans receivable increased to $1.57 billion at December 31, 2020, from $1.42 billion at December 31, 2019. The increase was largely driven by the growth of the commercial loan portfolio related to the Paycheck Protection Program loans.

Allowance for loan losses

Allowance for loan losses increased $7.9 million, to $29.7 million, or 36.2%, at December 31, 2020, from $21.8 million at December 31, 2019, driven by significant influence of economic conditions related to the COVID-19 pandemic, and estimates of how those conditions may impact the Company's borrowers.

Deposits

At December 31, 2020, the Bank’s total deposits increased to $1.59 billion from $1.34 billion at December 31, 2019, an increase of $253.2 million, or 18.9%. The increase in deposits was primarily related to the increase in noninterest-bearing deposits from the medical-use cannabis businesses.

Borrowings

At December 31, 2020, total borrowings increased $119.2 million to $267.2 million at December 31, 2020, from $148.1 million at December 31, 2019. The increase in borrowings was primarily due to the $90.0 million in the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility and the issuance of $30.0 million in subordinated debt notes in July 2020.

Equity

Total shareholders’ equity increased to $200.9 million at December 31, 2020, from $177.6 million at December 31, 2019, an increase of $23.3 million or 13.1%. Total equity increased to $202.6 million at December 31, 2020, from $179.4 million at December 31, 2019. The increases in total shareholders' equity and total equity were primarily due to the retention of earnings from the period.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At December 31, 2020, our cash position was $458.6 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. At December 31, 2020, the Company had a $542.5 million line of credit from the FHLBNY, of which $134.7 million was outstanding, $40.0 million was a letter of credit to secure public deposits, and $367.9 million was unused.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At December 31, 2020, the Company's investment securities portfolio classified as available for sale was $19.9 million.

We had unused loan commitments of $144.6 million at December 31, 2020. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Capital Adequacy
Consistent with the goal to operate a sound and profitable financial organization, the Company and Bank actively seeks to maintain their status as well-capitalized in accordance with regulatory standards. As of December 31, 2020, the Company and the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our consolidated financial statements for more information about the Company's and the Bank's regulatory capital compliance.

Interest Rate Sensitivity

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of earning assets and funding sources. The primary objective of asset/liability management is to ensure the steady growth of our primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of interest rate movements, management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

The measurement of our interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities that are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments that are approaching maturity.

Our management and the Board of Directors oversee the asset/liability management function through the asset/liability committee of the Board that meets periodically to monitor and manage the balance sheet, control interest rate exposure, and evaluate our pricing strategies. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, we undertake to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with management's expectations relative to market interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risk.

The interest rate sensitivity position as of December 31, 2020, is presented in the following table. Assets and liabilities are scheduled based on maturity or re-pricing data except for mortgage loans and mortgage-backed securities, which are based on prevailing prepayment assumptions and expected maturities and deposits which are based on recent retention experience of core deposits. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

	As of December 31, 2020
	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 3 Years	Over 3 Years Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$160,014	$313,431	$361,307	$273,251	$449,648	$1,557,651
Investment securities	2,505	6,097	9,368	1,911	1,225	21,106
Federal funds sold and cash equivalents	437,954	—	—	—	—	437,954
Total interest-earning assets	$600,473	$319,528	$370,675	$275,162	$450,873	$2,016,711
Interest-bearing liabilities:
NOW, Saving and Money market deposits	$28,974	$86,922	$232,751	$136,592	$11,015	$496,254
Retail time deposits	132,559	369,850	81,308	12,060	—	595,777
Brokered time deposits	30,784	31,665	7,373	1,730	—	71,552
Borrowed funds	46,403	23,500	150,768	17,408	30,000	268,079
Total interest-bearing liabilities	$238,720	$511,937	$472,200	$167,790	$41,015	$1,431,662
Interest rate sensitive gap	$361,753	$(192,409)	$(101,525)	$107,372	$409,858	$585,049
Cumulative interest rate gap	$361,753	$169,344	$67,819	$175,191	$585,049	$—
Ratio of rate-sensitive assets to rate-sensitive liabilities	251.5%	62.4%	78.5%	164.0%	1,099.3%	140.9%
Cumulative interest sensitivity gap to total assets	17.4%	8.2%	3.3%	8.4%	28.2%	—
(1) Loan balances exclude nonaccruing loans, deferred fees and costs, and loan discounts.

Off-Balance Sheet Arrangements and Contractual Obligations

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At December 31, 2020 and December 31, 2019, unused commitments to extend credit amounted to approximately $144.6 million and $205.1 million, respectively. Commitments to fund fixed-rate loans were immaterial at December 31, 2020. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition of the Company.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the December 31, 2020 and December 31, 2019, standby letters of credit with customers were $1.7 million and $20.8 million, respectively.
At December 31, 2020, we had contractual obligations primarily relating to commitments to extent credits, deposits, secured and unsecured borrowings, and operating leases. We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Please refer to Notes 6, 7, 9, and 15 of the Notes to the Consolidated Financial Statements for detailed information regarding our contractual obligations.

Impact of Inflation and Changing Prices

The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

The majority of our assets recorded at fair value are our securities available for sale investment. The fair value of our available for sale securities are provided by independent third-party valuation services. We also have small SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned (OREO) is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 16 - Fair Value in the Notes to the Consolidated Financial Statements for further information.
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

Current Expected Credit Losses: In June 2016, the Financial Accounting Standards Board adopted a new accounting standard, Financial Instruments - Credit Losses, referred to as Current Expected Credit Loss, or CECL, requires financial institutions to make periodic estimates of lifetime expected credit losses on financial instruments measured at amortized cost and recognize the expected credit losses as allowances. This would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan and debt securities. For public business entities except smaller reporting entities ("SRCs"), the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The CECL will be effective for SEC filers which are SRCs and all other nonpublic entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, the CECL is not effective for us until after December 15, 2022.

Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprised only of normal recurring accruals) necessary for fair presentation.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Amounts in thousands, except per share amounts)
2020
Interest income	$21,665	$20,873	$20,443	$21,557
Interest expense	4,550	5,433	5,552	6,358
Net interest income	17,115	15,440	14,891	15,199
Provision for loan losses	1,850	2,400	2,000	1,396
Income before income tax expense	11,060	8,949	8,955	9,922
Income tax expense	2,840	2,306	2,311	2,554
Net income	8,132	6,543	6,541	7,212
Preferred stock dividends	7	7	7	8
Net income available to common shareholders	8,125	6,536	6,534	7,204
Net income per common share:
Basic	$0.69	$0.55	$0.55	$0.61
Diluted	$0.68	$0.55	$0.54	$0.60
2019*
Interest income	$20,941	$20,418	$19,824	$18,357
Interest expense	6,270	5,927	5,533	4,925
Net interest income	14,671	14,491	14,291	13,432
Provision for loan losses	650	900	450	700
Income before income tax expense	10,075	10,416	10,090	9,491
Income tax expense	2,437	2,551	2,481	2,316
Net income	7,548	7,764	7,468	7,062
Preferred stock dividends	8	8	8	1
Net income available to common shareholders	7,540	7,756	7,460	7,061
Net income per common share:
Basic	$0.64	$0.65	$0.63	$0.60
Diluted	$0.63	$0.64	$0.62	$0.59
* Per share information has been retroactively adjusted for the stock dividend declared in January 2020.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.    Financial Statements and Supplementary Data.

Report On Management’s Assessment Of Internal Control Over Financial Reporting

To The Shareholders Of Parke Bancorp, Inc.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

March 31, 2021

/s/ Vito S. Pantilione	/s/ John S. Kaufman
Vito S. Pantilione	John S. Kaufman
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

34

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Parke Bancorp, Inc and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2020 was $29.7 million. As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans.

The allowance consists of specific and general components in the amounts of $1.0 million and $28.7 million, respectively.

The specific component relates to loans that are classified as impaired. The Company measures impairment and the related asset specific allowance for impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, the Company measures impairment based upon the fair value of the underlying collateral, which the Company determines based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if the Company believes that collateral is the sole source of repayment.

The general component is based on historical losses, general economic conditions, and other qualitative risk factors both internal and external to the Company. The historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The qualitative risk factors are generally determined by evaluating, among other things: (i) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (ii) national and local economic trends and conditions; (iii) nature and volume of the portfolio and terms of loans; (iv) experience, ability, and depth of lending management and staff; (v) volume and severity of past due, classified and nonaccrual loans as well as other loan modifications; (vi) quality of the Company's loan review system; (vii) existence and effect of any concentrations of credit and changes in the level of such concentrations. The evaluation of the qualitative factor adjustments requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor portion of the general reserve component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factors included the following, among others:
–We obtained an understanding of the relevant controls related to management’s establishment of the factor, assessment, and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
–We obtained an understanding of how management developed the estimates and related assumptions, including:
–Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources as well as evaluating the estimated correlation to potential loss.
–Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

/s/ RSM US LLP
We have served as the Company's auditor since 2000.

Blue Bell, Pennsylvania
March 31, 2021

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$20,571	$10,082
Interest earning deposits with banks	438,030	181,525
Cash and cash equivalents	458,601	191,607
Investment securities available for sale, at fair value	19,882	26,613
Investment securities held to maturity (fair value of $1,530 at December 31, 2020 and $1,430 at December 31, 2019)	1,224	1,167
Total investment securities	21,106	27,780
Loans held for sale	200	190
Loans, net of unearned income	1,565,807	1,420,749
Less: Allowance for loan losses	(29,698)	(21,811)
Net loans	1,536,109	1,398,938
Accrued interest receivable	8,772	6,069
Premises and equipment, net	6,698	6,946
Restricted stock	7,542	7,440
Bank owned life insurance (BOLI)	27,002	26,410
Deferred tax asset	8,611	6,285
Other	3,681	9,495
Total Assets	$2,078,322	$1,681,160
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$428,860	$259,269
Interest-bearing deposits	1,163,583	1,079,950
Total deposits	1,592,443	1,339,219
FHLBNY borrowings	134,650	134,650
FRB advances	90,026	—
Subordinated debentures	42,542	13,403
Accrued interest payable	2,338	2,260
Other	13,726	12,204
Total liabilities	1,875,725	1,501,736
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 480 shares and 500 shares outstanding at December 31, 2020 and 2019, respectively	480	500
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,136,567 shares and 12,132,855 shares at December 31, 2020 and 2019, respectively	1,214	1,213
Additional paid-in capital	134,989	134,706
Retained earnings	66,794	44,143
Accumulated other comprehensive loss	463	58
Treasury stock, 284,522 shares at December 31, 2020 and 2019, at cost	(3,015)	(3,015)
Total shareholders’ equity	200,925	177,605
Noncontrolling interest in consolidated subsidiaries	1,672	1,819
Total equity	202,597	179,424
Total liabilities and equity	$2,078,322	$1,681,160
Common stock issued at December 31, 2019 was retroactively adjusted for the stock dividend declared in January 2020.
See accompanying notes to consolidated financial statements.

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2020 and 2019
(Dollars in thousands except share and per share data)

	2020	2019
Interest income:
Interest and fees on loans	$82,336	$75,172
Interest and dividends on investments	1,008	1,161
Interest on federal funds sold and deposits with banks	1,194	3,207
Total interest income	84,538	79,540
Interest expense:
Interest on deposits	17,711	18,687
Interest on borrowings	4,182	3,968
Total interest expense	21,893	22,655
Net interest income	62,645	56,885
Provision for loan losses	7,646	2,700
Net interest income after provision for loan losses	54,999	54,185
Non-interest income
Gain on sale of SBA loans	—	116
Other loan fees	860	982
Bank owned life insurance income	592	601
Service fees on deposit accounts	2,521	1,921
Net loss on sale and valuation adjustments of OREO	(371)	(246)
Other	581	465
Total non-interest income	4,183	3,839
Non-interest expense
Compensation and benefits	10,611	9,188
Professional services	1,987	1,946
Occupancy and equipment	2,031	1,793
Data processing	1,290	1,046
FDIC insurance and other assessments	805	56
OREO expense	271	415
Other operating expense	3,301	3,508
Total non-interest expense	20,296	17,952
Income before income tax expense	38,886	40,072
Income tax expense	10,011	9,785
Net income attributable to Company and noncontrolling interest	28,875	30,287
Less: Net income attributable to noncontrolling interest	(447)	(446)
Net income attributable to Company	28,428	29,841
Less: Preferred stock dividend	(29)	(24)
Net income available to common shareholders	$28,399	$29,817
Earnings per common share
Basic	$2.40	$2.52
Diluted	$2.37	$2.48
Weighted average common shares outstanding
Basic	11,850,223	11,838,096
Diluted	11,989,608	12,011,082
All share and per share information has been retroactively adjusted for the stock dividend declared in January 2020.

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020 and 2019

	For the Year ended December 31,
	2020	2019
	(Dollars in thousands)
Net income	$28,875	$30,287
Unrealized gains on investment securities, net of reclassification into income:
Unrealized (losses) gains on non-OTTI securities	537	918
Tax impact on unrealized gain (loss)	(132)	(227)
Total unrealized (losses) gains on investment securities	405	691
Comprehensive income	29,280	30,978
Less: Comprehensive income attributable to noncontrolling interests	(447)	(446)
Comprehensive income attributable to the Company	$28,833	$30,532
See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2020 and 2019
(Dollars in thousands except share data)
	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2018	$1,224	10,953,081	$1,095	$112,807	$42,079	$(633)	$(3,015)	$153,557	$1,439	$154,996
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	29,841	—	—	29,841	446	30,287
Common stock options exercised	—	12,121	1	47	—	—	—	48	—	48
Preferred stock shares conversion	(724)	90,532	9	715	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	691	—	691	—	691
Stock compensation expense	—	—	—	176	—	—	—	176	—	176
Stock dividend	—	1,077,121	108	20,961	(21,069)	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	(24)	—	—	(24)	—	(24)
Dividend on common stock	—	—	—	—	(6,684)	—	—	(6,684)	—	(6,684)
Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Net income	—	—	—	—	28,428	—	—	28,428	447	28,875
Common stock options exercised	—	1,021	—	—	—	—	—	—	—	—
Preferred stock shares conversion	(20)	2,751	1	19	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	405	—	405	—	405
Stock compensation expense	—	—	—	265	—	—	—	265	—	265
Stock dividend	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(29)	—	—	(29)	—	(29)
Dividend on common stock	—	—	—	—	(5,746)	—	—	(5,746)	—	(5,746)
Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
* Stock dividend declared in January 2020 was retroactively reflected at the balance of common stock issued for December 31, 2019 and related common stock, paid in capital and retained earnings.

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$28,875	$30,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586	431
Provision for loan losses	7,646	2,700
Increase in value of bank-owned life insurance	(592)	(601)
Gain on sale of SBA loans	—	(116)
SBA loans originated for sale	—	(940)
Proceeds from sale of SBA loans originated for sale	—	1,285
Net loss on sale of OREO and valuation adjustments	371	246
Net accretion of purchase premiums and discounts on securities	45	38
Stock based compensation	265	176
Deferred income tax	(2,295)	(163)
Net changes in:
Increase in accrued interest receivable and other assets	(1,875)	(181)
Increase in accrued interest payable and other accrued liabilities	3,491	1,226
Other	—	45
Net cash provided by operating activities	36,517	34,433
Cash Flows from Investing Activities
Repayments and maturities of investment securities available for sale	7,166	5,491
Net increase in loans	(144,817)	(182,307)
Purchases of bank premises and equipment	(251)	(594)
Proceeds from sale of OREO, net	4,217	2,857
Redemptions (purchases) of restricted stock	(102)	(1,582)
Net cash used in investing activities	(133,787)	(176,135)
Cash Flows from Financing Activities
Cash dividends	(7,444)	(6,490)
Proceeds from exercise of stock options	—	48
Net proceeds from issuance of subordinate debt	29,052	—
Capital contribution (earnings distributions) from non-controlling interest	(594)	(66)
Net (decrease) increase in FHLBNY and short-term borrowings	—	30,000
Net increase in other borrowed funds	90,026	—
Net (decrease) increase in noninterest-bearing deposits	169,591	(101,060)
Net increase in interest-bearing deposits	83,633	256,406
Net cash provided by financing activities	364,264	178,838
Increase in cash and cash equivalents	266,994	37,136
Cash and Cash Equivalents, January 1,	191,607	154,471
Cash and Cash Equivalents, December 31,	$458,601	$191,607

Supplemental Disclosure of Cash Flow Information:
Interest paid	$21,815	$21,785
Income taxes paid	$9,360	$9,900

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$2,751
Establishment of lease liability and right-of-use asset	$—	$2,785
See accompanying notes to consolidated financial statements

PARKE BANCORP, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Business:

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

The Bank is a commercial bank, which was incorporated on August 25, 1998, and commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank maintains its principal office at 601 Delsea Drive, Sewell, New Jersey, and seven additional branch office locations; 631 Tilton Road, Northfield, New Jersey, 567 Egg Harbor Road, Washington Township, New Jersey, 67 East Jimmie Leeds Road, Galloway Township, New Jersey, 1150 Haddon Avenue, Collingswood, New Jersey, 1610 Spruce Street, Philadelphia, Pennsylvania, and 1032 Arch Street, Philadelphia, Pennsylvania.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. We have reclassified certain prior year amounts to conform to the 2020 presentation, which did not have a material impact on our consolidated financial condition or results of operations. The accounting policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Parke Bank. Also included are the accounts of Parke Direct Lending LLC ("PDL"), a joint venture formed in 2018 to originate short-term alternative real estate loan products. Parke Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. All material inter-company balances and transactions have been eliminated.

Cash and cash equivalents: Consists of cash and due from banks, and interest-bearing deposits and other-short term investments, all of which, if applicable, have stated maturities of three months or less when acquired.

Investment Securities: Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity if we have the positive intent and ability to hold the securities to maturity. We report securities held to maturity on our consolidated balance sheets at carrying value, which generally equals amortized cost. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. Debt securities not classified as held to maturity or trading are designated as securities available for sale ("AFS") and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We did not have any securities classified as trading securities during 2020 or 2019.

Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Premiums and discounts are amortized or accreted to interest income at a constant effective yield over the contractual lives of the securities. Realized gains and losses from the sales of debt securities are determined on a specific security basis. These securities gains/(losses) are included in other noninterest income.

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for Other Than Temporary Impairment ("OTTI"). An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. If the present value of the cash flows expected to be collected, discounted at the security’s effective yield, is less than the security’s amortized cost, OTTI is considered to have occurred. For a debt security for which there has been a decline in the fair value below the amortized cost basis, if we intend to sell the security, or if it is more likely than not we will be required to sell the security before recovery of the amortized cost basis, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. For debt securities that are considered OTTI and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit-related and, therefore, is recognized in other comprehensive income.

Restricted Stock: Restricted stock includes investments in the common stock of the Federal Home Loan Bank of New York (“FHLBNY”) and the Atlantic Central Bankers Bank for which no readily available market exists and, accordingly, is carried at cost. The stocks have no quoted market value and are subject to redemption restrictions. Management reviews these stocks for impairment based on the ultimate recoverability of the cost basis in the stock. The stocks’ values are determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. Management considers such criteria as the significance of the decline in net assets, if any, the length of time this situation has persisted and the financial performance of the issuers. In addition, management considers any commitments by the FHLBNY to make payments required by law or regulation, the impact of legislative and regulatory changes on the customer base of the FHLBNY and the liquidity position of the FHLBNY.

Loans: We classify loans as held for investment or held for sale based on our investment strategy and management’s intent and ability with regard to the loans which may change over time. The accounting and measurement framework for loans differs depending on the loan classification. Loans that we have the ability and intent to hold for the foreseeable future or until maturity or pay-off are classified as held for investment. Loans classified as held for investment are reported at their amortized cost, which is the outstanding principal balance, adjusted for any unearned income, unamortized deferred fees and costs, unamortized premiums and discounts and charge-offs. Interest income on the loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding. Loan origination fees, direct loan origination costs, and loan premiums and discounts are deferred and accreted or amortized into net interest income using the constant effective yield method, over the contractual life of the loan.

Loans originated with the intent to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Interest on these loans is recognized on an accrual basis. These loans are recorded at the lower of cost or fair value. Our Small Business Administration ("SBA") loans that management has the intention to sell are designated as held for sale and are reported at fair value. Fair value represents the face value of the guaranteed portion of SBA loans pending settlement. Loan origination fees and direct loan origination costs are deferred until the loan is sold and are recognized as part of the total gain or loss on sale. We calculate the gross gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold.

Loan Fees: Loan fees and direct costs associated with loan originations are netted and deferred. The deferred amount is recognized as an adjustment to loan interest over the term of the related loans using the interest method. Loan brokerage fees represent commissions earned for facilitating loans between borrowers and other companies and is recorded as loan fee income. Loan fee income also includes prepayment penalties on loans.

Non-accrual Loans: Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet contractual payment obligations as they become due, as well as when a loan is 90 days past due, unless the loan is well secured and in the process of collection, as required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Troubled Debt Restructurings: Troubled debt restructurings (“TDRs”) are loans for which the Company, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a TDR include but are not limited to:

•Reduction (absolute or contingent) of the stated interest rate;
•Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;
•Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or
•Reduction (absolute or contingent) of accrued interest.

TDRs are reported as impaired loans. Interest income on TDR loans is recognized consistent with the Company’s non-accrual loan policy stated above.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Company’s lending activities excluding loans accounted for under fair value. The allowance for loan losses is maintained through charges to the provision for loan losses in the Consolidated Statements of Income as losses are estimated to have occurred. Loans or portions thereof that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

The Company performs periodic reviews of its loan and lease portfolios to identify credit risks and to assess the overall collectability of those portfolios. The Company's allowance for loan losses includes a general based component and a specific component. The specific component of the allowance relates to loans considered to be impaired, which includes performing TDRs as well as nonperforming loans. To determine the specific component of the allowance, the loans are evaluated individually based on the borrower's ability to repay amounts owed, collateral, relative risk grade of the loans, and other factors given current events and conditions. The Company generally measures the specific allowance as the difference between the fair value (net realizable value) and the recorded investment of a loan.

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

Impaired Loans: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Factors considered by management when evaluating impaired loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Generally, we report loans as impaired based on the method for measuring impairment in accordance with applicable accounting guidance. Loans held for sale are not reported as impaired, as these loans are recorded at lower of cost or fair value. Loans classified as nonperforming and loans that have been modified in a troubled debt restructuring are reported as impaired. Loans modified in a TDR continue to be reported as impaired. The majority of impaired loans are evaluated for an asset-specific allowance. We generally measure impairment and the related asset-specific allowance for impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral, which we determine based on the current fair value of the collateral less estimated selling costs, instead of discounted cash flows. Loans are identified as collateral dependent if we believe that collateral is the sole source of repayment.

Charge-Offs: We charge off loans as a reduction to the allowance for loan and lease losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as an increase to the allowance for loan and lease losses.

Concentration of Credit Risk: The Company’s loans are generally to customers in Southern New Jersey and the Philadelphia area of Pennsylvania. Loans to general building contractors, general merchandise stores, restaurants, motels, warehouse space, and real estate ventures (including construction loans) constitute a majority of commercial loans. The concentrations of credit by type of loan are set forth in Note 4. Generally, loans are collateralized by assets of the borrower and are expected to be repaid from the borrower’s cash flow or proceeds from the sale of selected assets of the borrower.

Other Real Estate Owned (“OREO”): Real estate acquired through foreclosure or other proceedings is initially carried at fair value less estimated costs of disposal which establishes a new cost basis. Costs of improving OREO are capitalized to the extent that the carrying value does not exceed its fair value less estimated selling costs. Subsequent valuation adjustments, declines, if any, are recognized as a charge against current earnings. Holding costs are charged to expense. Gains and losses on sales are recognized in noninterest income as they occur. The OREO balance is included in other assets on the balance sheets.

Interest Rate Risk: The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other borrowed and brokered funds, to make commercial, commercial mortgage, residential mortgage, and consumer loans, and to invest in overnight and term investment securities. Inherent in such activities is interest rate risk that results from differences in the maturities and repricing characteristics of these assets and liabilities. For this reason, management regularly monitors the level of interest rate risk and the potential impact on net income.

Bank Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed and charged to expense using the straight-line method over the estimated useful lives of the assets, generally three years for computers and software, five to ten years for equipment and forty years for buildings. Leasehold improvements are amortized to expense over the shorter of the term of the respective lease or the estimated useful life of the improvements.

Lease: Lease classification is determined at inception for all lease transactions with an initial term greater than one year. At adoption of ASU 2016-02, we elected the practical expedients, which allows us to not reassess the lease classification for any existing leases. Operating leases are included as right-of-use (“ROU”) assets within other assets, and operating lease liabilities are classified as other liabilities on our consolidated balance sheets. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income.

Stock-Based Compensation: Stock-based compensation expense is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation used in determining compensation expense generally equal the fair market value of our common stock on the date of grant. We generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at grant date. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.

Revenue recognition: Our revenue includes net interest income on financial instruments and non-interest income. Interest income and fees on loans, investment securities, and other financial instruments are recognized based on the contractual provisions of the underlying arrangements according to applicable accounting guidance. Deposit-related-fee-based revenue within the scope of ASC Topic 606 - Revenue from Contracts with Customers (Topic 606) is included in non-interest income in our consolidated statements of income.

Our deposit-related-fee-based revenues are recognized when or as those services are transferred to the customer and are generally recognized either immediately upon the completion of our service or over time as we perform services. Any services performed over time generally require that we render services each period and therefore we measure our progress in completing these services based upon the passage of time. Deposit-related fees are recognized over the period in which the related service is provided. Service charges on deposit accounts are earned on depository accounts for customers and include fees for account and overdraft services. Account services include fees for event-driven services and fees for periodic account maintenance activities. Our obligation for event-driven services is satisfied at the time of the event when the service is delivered, while our obligation for maintenance services is satisfied over the course of each month. Our obligation for overdraft services is satisfied at the time of the overdraft.
Income Taxes: We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Thus, at the enactment date, deferred taxes are remeasured and the change is recognized in income tax expense. The recognition of deferred tax assets requires an assessment to determine the realization of such assets. Realization refers to the incremental benefit achieved through the reduction in future taxes payable or refunds receivable. We establish a valuation allowance for tax assets when it is more likely than not that they will not be realized, based upon all available evidence. Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be recognized in income tax expense on the income statement.

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2020 and 2019. The Company does not have an accrual for uncertain tax positions as of December 31, 2020 and 2019, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2017 and thereafter are subject to further examination by tax authorities, with the exception of the State of New Jersey for which tax returns for all years from 2016 and thereafter are subject to further examination.

Fair value: Fair value, also referred to as an exit price, is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The accounting guidance for fair value requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our most significant estimates pertain to our allowances for loan and lease losses, fair value measurements, the carrying value of OREO, and the valuation of deferred income taxes. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

Segment Reporting: The Company operates one reportable segment of business, “community banking”. Through its community banking segment, the Company provides a broad range of retail and community banking services.

Other Comprehensive Income: Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income, including unrealized gains and losses on available for sale securities.

For year 2020 and 2019, we did not reclassify any amounts from accumulated other comprehensive income to the income. The following table provides the components of other comprehensive income, reclassifications to net income and the related tax effect for the year ended December 31, 2020 and 2019:

Year ended December 31,	2020	2019
	(Dollars in thousands)
Investment securities:
Net unrealized gains (losses) arising during the period	$537	$918
Tax effect related to the unrealized loss during the periods	(132)	(227)
Change in other comprehensive income	$405	$691

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share considers common stock equivalents (when dilutive) outstanding during the period such as options outstanding and convertible preferred stock. To the extent that stock equivalents are anti-dilutive, they have been excluded from the earnings per share calculation. Both basic and diluted earnings per share computations give retroactive effect to a stock dividend declared and paid in 2020 (Note 10). Earnings per common share have been computed based on the following for 2020 and 2019:

	2020	2019
	(Dollars in thousands, except share data)
Basic earnings per common share
Net income available to common shareholders	$28,399	$29,817
Basic weighted-average common shares outstanding	11,850,223	11,838,096
Basic earnings per common share	$2.40	$2.52
Diluted earnings per common share
Net income available to common shareholders	$28,399	$29,817
Dividend on Preferred Series B	29	24
Net income attributable to diluted common shares	$28,428	$29,841
Basic weighted-average common shares outstanding	11,850,223	11,838,096
Dilutive potential common shares	139,385	172,986
Total diluted weighted-average common shares outstanding	11,989,608	12,011,082
Diluted earnings per common share	$2.37	$2.48

For 2020 and 2019, there were 253,495 and 124,000 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

Statement of Cash Flows: Cash and cash equivalents include cash and due from financial institutions and federal funds sold. For the purposes of the statement of cash flows, changes in loans and deposits are shown on a net basis.

Recently Issued Accounting Pronouncements:

During June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses is scheduled to be effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, the CECL is not effective for us until after December 15, 2022. As the result, we are not required to estimate expected credit losses until year 2023.

Note 2.  Cash and Due from Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services. Management is responsible for assessing the credit risk of its correspondent banks. At December 31, 2020 or 2019, the vast majority of the Company's cash deposits with other banks were due from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of New York.

Note 3.  Investment Securities

The following is a summary of the Company's investments in available for sale and held to maturity securities as of December 31, 2020 and 2019:

As of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	18,736	646	23	19,359
Collateralized mortgage obligations	22	1	—	23
Total available for sale	$19,258	$647	$23	$19,882

Held to maturity:
States and political subdivisions	$1,224	$306	$—	$1,530

As of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	25,989	282	196	26,075
Collateralized mortgage obligations	37	1	—	38
Total available for sale	$26,526	$283	$196	$26,613

Held to maturity:
States and political subdivisions	$1,167	$263	$—	$1,430

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of December 31, 2020, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due after one year through five years	$563	$561
Due after five years through ten years	10,634	10,987
Due after ten years	8,061	8,334
Total available for sale	$19,258	$19,882

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,224	1,530
Due after ten years	—	—
Total held to maturity	$1,224	$1,530
Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

During the year ending December 31, 2020 and 2019, the Company did not sell any investment securities. Also, at December 31, 2020 and 2019, the Company used a letter of credit of $40.0 million as collateral to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019.

As of December 31, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$2,142	$20	$215	$3	$2,357	$23
Total available for sale	$2,142	$20	$215	$3	$2,357	$23

As of December 31, 2019	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$232	$1	$10,271	$195	$10,503	$196
Total available for sale	$232	$1	$10,271	$195	$10,503	$196

The Company’s unrealized loss for the debt securities is comprised of 2 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at December 31, 2020 and 1 securities in the less than 12 months loss position and 7 securities in the 12 months or greater loss position at December 31, 2019. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at December 31, 2020.

Other Than Temporarily Impaired Debt Securities (OTTI)

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for OTTI. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, previous other-than-temporary impairments. After an investment security is determined to be impaired, we evaluate whether the decline in value is other-than-temporary. Please refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for a detailed description of our accounting policy for OTTI.

Note 4.  Loans and Allowance for Loan and Lease Losses

As of December 31, 2020, the Company had $1.57 billion in loans receivable outstanding. Loans held for sale totaled $200,000 at December 31, 2020. Outstanding balances include a total net decrease of $372,000 and a net increase of $138,000 at December 31, 2020 and 2019 for unearned income, net deferred loan fees, and unamortized discounts and premiums. The portfolios of loans receivable at December 31, 2020, and December 31, 2019, consist of the following:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial and Industrial	$121,808	$36,777
Construction	211,013	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	132,207	136,753
Commercial – Non-owner Occupied	324,840	298,204
Residential – 1 to 4 Family	670,827	636,891
Residential – Multifamily	94,748	68,258
Consumer	10,364	12,771
Total Loans	$1,565,807	$1,420,749

An age analysis of past due loans by class at December 31, 2020 and December 31, 2019 as follows:

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$50	$50	$121,758	$121,808	$—
Construction	—	—	1,365	1,365	209,648	211,013	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,171	5,521	6,692	125,515	132,207	—
Commercial – Non-owner Occupied	—	872	69	941	323,899	324,840	—
Residential – 1 to 4 Family	—	662	1,669	2,331	668,496	670,827	—
Residential – Multifamily	—	—	—	—	94,748	94,748	—
Consumer	45	—	55	100	10,264	10,364	—
Total Loans	$45	$2,705	$8,729	$11,479	$1,554,328	$1,565,807	$—

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$286	$286	$36,491	$36,777	$—
Construction	—	—	1,365	1,365	229,730	231,095	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,722	2,702	4,424	132,329	136,753	—
Commercial – Non-owner Occupied	—	—	70	70	298,134	298,204	—
Residential – 1 to 4 Family	—	262	925	1,187	635,704	636,891	—
Residential – Multifamily	—	—	—	—	68,258	68,258	—
Consumer	—	—	—	—	12,771	12,771	—
Total Loans	$—	$1,984	$5,348	$7,332	$1,413,417	$1,420,749	$—

Allowance For Loan and Lease Losses (ALLL)

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolios as of the balance sheet date. The Company’s accounting policy for ALLL is more fully described in Note 1 - Description of Business and Summary of Significant Accounting Policies.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

	Twelve Months Ended December 31, 2020
As of December 31, 2020			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	(59)	—	—	(59)
Recoveries	23	—	11	266	—	—	—	300
Provisions	(495)	552	1,044	2,272	3,503	820	(50)	7,646
Ending Balance December 31 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698

Allowance for loan losses
Individually evaluated for impairment	$12	$301	$200	$350	$141	$—	$—	$1,004
Collectively evaluated for impairment	480	3,058	2,878	8,048	12,454	1,639	137	28,694
Balance at December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698

Loans
Individually evaluated for impairment	$49	$4,840	$5,735	$10,109	$1,875	$—	$55	$22,663
Collectively evaluated for impairment	121,759	206,173	126,472	314,731	668,952	94,748	10,309	1,543,144
Balance at December 31, 2020	$121,808	$211,013	$132,207	$324,840	$670,827	$94,748	$10,364	$1,565,807

	Twelve Months Ended December 31, 2019
As of December 31, 2019			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
December 31, 2018	$718	$1,694	$2,062	$5,853	$7,917	$621	$210	$19,075
Charge-offs	—	—	—	—	(56)	—	—	(56)
Recoveries	16	6	26	39	5	—	—	92
Provisions	230	1,107	(65)	(32)	1,285	198	(23)	2,700
Ending Balance December 31 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811

Allowance for loan losses
Individually evaluated for impairment	$286	$141	$33	$457	$211	$—	$—	$1,128
Collectively evaluated for impairment	678	2,666	1,990	5,403	8,940	819	187	20,683
Balance at December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811

Loans
Individually evaluated for impairment	$286	$5,110	$4,833	$10,424	$1,445	$—	$—	$22,098
Collectively evaluated for impairment	36,491	225,985	131,920	287,780	635,446	68,258	12,771	1,398,651
Balance at December 31, 2019	$36,777	$231,095	$136,753	$298,204	$636,891	$68,258	$12,771	$1,420,749

Impaired Loans:

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

The following tables provide further detail on impaired loans and the associated ALLL at December 31, 2020 and December 31, 2019:

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$37	$37	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,853	2,853	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	899	899	—
Residential – Multifamily	—	—	—
Consumer	55	55	—
	3,913	3,913	—
With an allowance recorded:
Commercial and Industrial	12	19	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	2,882	2,882	200
Commercial – Non-owner Occupied	10,040	10,040	350
Residential – 1 to 4 Family	976	976	141
Residential – Multifamily	—	—	—
Consumer	—	—	—
	18,750	23,247	1,004
Total:
Commercial and Industrial	49	56	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	5,735	5,735	200
Commercial – Non-owner Occupied	10,109	10,109	350
Residential – 1 to 4 Family	1,875	1,875	141
Residential – Multifamily	—	—	—
Consumer	55	55	—
	$22,663	$27,160	$1,004

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction:	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,702	2,702	—
Commercial – Non-owner Occupied	70	70	—
Residential – 1 to 4 Family	194	194	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	2,966	2,966	—
With an allowance recorded:
Commercial and Industrial	286	292	286
Construction:	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	2,131	2,131	33
Commercial – Non-owner Occupied	10,354	10,355	457
Residential – 1 to 4 Family	1,251	1,251	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	19,132	23,629	1,128
Total:
Commercial and Industrial	286	292	286
Construction:	5,110	9,600	141
Real Estate Mortgage:
Commercial – Owner Occupied	4,833	4,833	33
Commercial – Non-owner Occupied	10,424	10,425	457
Residential – 1 to 4 Family	1,445	1,445	211
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$22,098	$26,595	$1,128

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$234	$7	$127	$18
Commercial	4,984	157	5,350	173
Real Estate Mortgage:
Commercial – Owner Occupied	6,080	47	3,956	126
Commercial – Non-owner Occupied	10,263	472	11,275	624
Residential – 1 to 4 Family	2,226	105	2,273	36
Residential – Multifamily	—	2	—	—
Consumer	11	—	—	—
Total	$23,798	$790	$22,981	$977

Troubled Debt Restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $13.9 million and $16.8 million, respectively, at December 31, 2020 and December 31, 2019. Non-performing TDRs were $274,000 and $281,000 at December 31, 2020 and December 31, 2019. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $420,000 and $607,300 in the allowance at December 31, 2020 and December 31, 2019, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, provided financial institutions the option, which the Bank elected to apply, to temporarily suspend certain requirements under GAAP relating to TDRs through the earlier of December 31, 2020, or the date 60 days after the termination date of the national emergency concerning the COVID-19 outbreak, to account for the effects of the COVID-19 pandemic. Because the CARES Act relief related to TDRs was extended by the Consolidated Appropriations Act of 2021 through the earlier of January 1, 2022, or the first day of a bank’s fiscal year that begins after the national emergency ends, we are not classifying loan modifications made through the end of 2021 as TDRs.
Credit Quality Indicators

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

An analysis of the credit risk profile by internally assigned grades as of December 31, 2020 and 2019, is as follows:

At December 31, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$121,715	$43	$50	$—	$121,808
Construction	209,648	—	1,365	—	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	123,657	3,029	5,521	—	132,207
Commercial – Non-owner Occupied	324,649	—	191	—	324,840
Residential – 1 to 4 Family	668,593	462	1,772	—	670,827
Residential – Multifamily	94,748	—	—	—	94,748
Consumer	10,309	—	55	—	10,364
Total	$1,553,319	$3,534	$8,954	$—	$1,565,807

At December 31, 2019	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$36,491	$—	$286	$—	$36,777
Construction:	219,289	4,275	7,531	—	231,095
Real Estate Mortgage:
Commercial – Owner Occupied	134,051	—	2,702	—	136,753
Commercial – Non-owner Occupied	298,006	—	198	—	298,204
Residential – 1 to 4 Family	634,937	920	1,034	—	636,891
Residential – Multifamily	68,258	—	—	—	68,258
Consumer	12,771	—	—	—	12,771
Total	$1,403,803	$5,195	$11,751	$—	$1,420,749

Loans to Related Parties: In the normal course of business, the Company has granted loans to its executive officers, directors and their affiliates (related parties). All loans to related parties were made in the ordinary course of business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable loans with persons not related to the Bank; and did not involve more than the normal risk of collectability or present other unfavorable features.

An analysis of the activity of such related party loans for 2020 is as follows:

2020
(Dollars in thousands)
Balance, beginning of year	$12,079
Advances	775
Less: repayments	(1,912)
Balance, end of year	$10,942

Pledged Loans: At December 31, 2020 and 2019, approximately $703.5 million and $502.0 million, respectively, of unpaid principal balance of loans were pledged to the FHLBNY on borrowings (Note 7). This pledge consists of a blanket lien on residential mortgages and certain qualifying commercial real estate loans.

Concentrations of Credit: Most of the Company's lending activity occurs within the areas of southern New Jersey and southeastern Pennsylvania, as well as other markets. We maintain discipline in our lending with a focus on portfolio diversification. In our underwriting process, we have limits on loans to one borrower, one industry as well as product concentrations. Our loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

Note 5.  OREO

Other real estate owned (OREO) at December 31, 2020 was $139,000, compared to $4.7 million at December 31, 2019, a decreased of $4.6 million. The OREO balances for 2020 and 2019 are included in the other assets in the balance sheets. The real estate owned at, December 31, 2020, consisted of two properties. During 2020, the Company disposed of $4.2 of OREO, recognizing a loss of $331,000, compared to $2.8 of OREO sold in 2019, recognizing a gain of $86,000. Also during 2020, the Company wrote down OREO property by $40,000, compared to $332,000 of write-downs in 2019, based on a decline in appraised values. Operating expenses related to OREO, net of related income, for 2020 and 2019, were $271,000 and $415,000, respectively.

An analysis of OREO activity for the years ended December 31, 2020 and 2019 is as follows:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$4,727	$5,124
Real estate acquired in settlement of loans	—	2,751
Sales of OREO, net	(4,217)	(2,771)
Valuation adjustments and donations	(371)	(377)
Balance at end of period	$139	$4,727

Note 6.  Deposits

Deposits at December 31, 2020 and 2019, consisted of the following:

	2020	2019
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$428,860	$259,269
Checking accounts	66,506	55,606
Money market deposits	313,142	232,115
Savings deposits	116,605	105,554
Time deposits over $250,000	122,481	123,787
Other time deposits	473,797	432,260
Brokered time deposits	71,052	130,628
Total deposits	$1,592,443	$1,339,219

Scheduled maturities of certificates of deposit at December 31, 2020 are as follows:

Years Ending December 31,	(Dollars in thousands)
2021	$564,859
2022	72,761
2023	15,920
2024	1,783
2025	12,007
Total	$667,330

Note 7.  Borrowings

An analysis of borrowings at December 31, 2020 and 2019 is as follows:

		2020		2019
	Maturity Date or Range	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands, except rates)
Borrowed funds:
Federal Home Loan Bank advances	Less than one year	$56,500	1.65%	$112,150	2.33%
	One to three years	78,150	0.49%	22,500	2.84%
	Total	$134,650		$134,650
Federal Reserve Bank Advances	One to three years	$72,618	0.35%	$—	—%
	Three to five years	17,408	0.35%	—	—%
	Total	$90,026		$—
Subordinated debentures, capital trusts	November 2035	$5,155	1.87%	$5,155	3.57%
	November 2035	5,155	1.87%	5,155	3.57%
	September 2037	3,093	1.72%	3,093	3.39%
	Total	$13,403		$13,403
Subordinated debentures notes, net	July 15, 2030	$29,139	6.50%	$—	—%

At December 31, 2020, the Company had a $542.5 million line of credit from the FHLBNY, of which $134.7 million, as detailed above, was outstanding, $40.0 million was a letter of credit to secure public deposits, and $367.9 million was unused.

Subordinated Debentures – Capital Trusts: On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 1.87% at December 31, 2020. Parke Capital Trust I purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is variable at 1.87%. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 1.72% at December 31, 2020. Parke Capital Trust III purchased $3,093,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after December 15, 2012, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. The proceeds were contributed to paid-in capital at the Bank.

Subordinated Debentures – Notes: On July 15, 2020, Parke Bancorp, Inc. (the “Company”) issued and sold $30 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors (the “Purchasers”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D promulgated thereunder (the “Private Placement”). The Company intends to use the net proceeds from the offering for general corporate purposes. The Notes have a ten-year term and, from and including the date of issuance to but excluding July 15, 2025, will bear interest at a fixed annual rate of 6.50%, payable semi-annually in arrears. From and including July 15, 2025 to but excluding the maturity date or earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month SOFR (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero) plus 644 basis points, payable quarterly in arrears. The Notes are redeemable, in whole or in part, at the Company’s option, on any scheduled interest payment date on or after July 15, 2025, and at any time upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. The were approximately $948,000 in costs associated with the issuance of this debt.

Note 8.  Company Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of Company premises and equipment as of December 31, 2020 and 2019 is as follows:

	Estimated Useful lives	2020	2019
		(Dollars in thousands)
Land		$1,044	$1,044
Building and improvements	12 years	7,242	7,233
Furniture and equipment	5 years	3,869	3,628
Total premises and equipment		12,155	11,905
Less: accumulated depreciation and amortization		(5,457)	(4,959)
Premises and equipment, net		$6,698	$6,946

Depreciation and amortization expense was $498,000 and $431,000 in 2020 and 2019, respectively.

Note 9. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 6 years or less except the land lease, which has a remaining lease term of eighty-five years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

Upon adoption of Accounting Standards Update (ASU) 2016-02, we recognized operating right-of-use ("ROU") assets and lease liabilities each for $2.8 million. Additionally, the practical expedients package was elected, which allows us to not reassess the lease classification for any existing leases. As such, all our leases remain classified as operating leases.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At December 31, 2020, we had future minimum lease payments of $27.3 million and imputed interest $25.0 million and lease liability $2.3 million. The weighted average remaining lease term was 54.20 years and weighted average discount rate was 7.30% at December 31, 2020, respectively. We also sublease some space of the one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended December 31, 2020.

Dollars in thousands	2020
Lease right of use assets (ROU)	$2,303
Lease liabilities	$2,303
The following table presents future undiscounted cash flows on our operating leases:

Years Ending December 31,	(Dollars in thousands)
2021	$319
2022	290
2023	250
2024	252
2025	262
Thereafter	25,949
Total undiscounted lease payments	$27,322

Note 10.  Shareholders’ Equity

Common Stock Dividend: The Company paid a $0.16 per share quarterly cash dividend each quarter of 2020. During 2020, the Company paid a total of $7.4 million in common stock cash dividends.

In January 2020, the Company declared a 10% common stock dividend to shareholders. The Company declared the stock dividend before the Company's 2019 financial statements were issued or were available to be issued. As the result, the company retroactively adjusted the assumed dividend shares 1,077,121 to the outstanding shares at December 31, 2019. All share and per share information has been retroactively adjusted to give effect to the stock dividend for the periods presented.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and policies, and other factors deemed relevant by the Board.

Treasury Stock: no treasury stock was repurchased during 2020 and 2019.

Stock Options: After shareholder approval in 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) became effective. In addition, the Company also has the 2015 Equity Incentive Plan (the “2015 Plan”). No future awards are being granted under the 2015 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2015 Plan and the 2020 Plan are referred to as Stock Option Plans. Under the 2020 Plan, the Company may grant options to purchase up to 990,000 shares of Company's common stock. At December 31, 2020, there were 683,000 shares remaining for future option grants under the plan.

During 2020, options to purchase 307,000 shares of common stock at $12.29 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Sholes option-pricing model, was determined to be $1.76 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 0.60%, 6.5 years, 65.21%, and 4.85%, respectively. The company did not grant any options in 2019.

The risk-free interest rate was based on the U.S. Treasury yield at the option grant date for securities with a term matching the expected life of the options granted. The expected life was calculated using the "simplified" method provided for under Staff Accounting Bulletin No. 110. Expected volatility was calculated based upon the actual price history of the Company's common stock up until the date of the option grants. The dividend yield was calculated using the previous four quarter payment history.

A summary of stock options at December 31, 2020 and 2019 was as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Stock Options:	Shares	Weighted Average Exercise Price	Shares*	Weighted Average Exercise Price
Outstanding at beginning of period	270,676	$14.80	291,584	$14.36
Granted	307,000	$12.29	—	$—
Exercised	(176)	$7.81	(15,584)	$8.59
Forfeited	(2,233)	$7.81	(5,324)	$8.59
10% assumed Stock dividend adjustment	27,068	$—	—	$—
Outstanding at end of period	602,335	$12.87	270,676	$14.80
Non-vested at end of period	422,646	$13.43	164,099	$16.79
Exercisable at end of period	179,689	$11.55	106,577	$11.75
* The data above did not give retrospectively adjustment for the assumed stock dividend declared in January 2020.

The total amount of compensation cost remaining to be recognized relating to unvested employees and directors option grants as of December 31, 2020 was $719,600. The weighted-average period over which the expense is expected to be recognized is 3.9 years. At December 31, 2020, the intrinsic value of options exercisable and all options outstanding was approximately $974,000 and $2.3 million, respectively.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2019 was $422,300. The weighted-average period over which the expense is expected to be recognized is 2.2 years. At December 31, 2019, the intrinsic value of options exercisable and all options outstanding was approximately $1.4 million and $2.8 million, respectively.

Under 2015 Plan, the Company was authorized to issue 50,000 shares of restricted stock upon the grant of awards. All restricted stocks vests over five years. The company granted 1,982 shares and 1,615 shares of the restricted stock in 2020 and 2019, respectively, in which 845 shares and 522 shares of restricted stock were vested and exercised in 2020 and 2019. Non-vested restricted shares were 3,367 shares and 2,626 at December 31, 2020 and 2019. The weighted average of the grant date fair values were $25.23 and $19.02 per share for the awards of 2020 and 2019, respectively. The Company recognized $21,300 and $9,900 compensation costs of the restricted shares during year 2020 and 2019.

Preferred Stock: In December of 2013, the Company completed a private placement of newly designated 6% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2020. There were 480 shares of Series B Preferred Stock outstanding at December 31, 2020. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 66,057 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions. The conversion rate was set using a conversion price for the common stock of $10.64, which was approximately 20% over the closing price of the Common Stock on October 10, 2013, the day the Series B Preferred Stock was priced.

During 2020 and 2019, preferred stockholders converted 20 and 724 shares of preferred shares into 2,751 and 90,532 shares of common stock.

The Company has recorded dividends on preferred stock in the approximate amount of $29,000 and $24,000 for the years ended December 31, 2020 and 2019, respectively. The Company paid cash dividend $60 per share on the preferred stock for year 2020. The preferred stock qualifies for and is accounted for as equity securities and is included in the Company’s Tier I capital since issued.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. For the year ended December 31, 2018, Bridgestone Capital LLC made a $1.2 million capital contribution to PDL.

Note 11. Income Taxes

Income tax expense for 2020 and 2019 consisted of the following:

	2020	2019
	(Dollars in thousands)
Current tax expense:
Federal	$9,648	$7,719
State	2,658	2,229
	12,306	9,948
Deferred tax benefit/expense	(2,295)	(163)
Income tax expense	$10,011	$9,785

The components of the net deferred tax asset at December 31, 2020 and 2019 were as follows:

	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$7,255	$5,350
Supplemental Executive Retirement Plan ("SERP")	1,583	1,459
OREO writedowns	158	480
Nonaccrued interest	612	466
Non-qualified stock options and restricted stock	117	59
Write-down on partnership investment	133	134
PPP Deferred Loan Fees	509	—
Other	84	84
	10,451	8,032
Valuation allowance	(133)	(134)
Total gross deferred tax assets	10,318	7,898
Deferred tax liabilities:
Depreciation	(158)	(106)
Partnership income	(28)	(67)
Unrealized gain	(161)	(29)
Deferred loan costs	(1,360)	(1,249)
Total gross deferred tax liabilities	$(1,707)	$(1,451)
Net deferred tax asset	$8,611	$6,447

A reconciliation of the Company’s effective income tax rate with the statutory federal rate for 2020 and 2019 is as follows:

	2020	2019
	(Dollars in thousands)
At Federal statutory rate	$8,166	$8,415
Adjustments resulting from:
State income taxes, net of Federal tax benefit	1,783	1,677
Non-controlling interest	(94)	(94)
Tax exempt income	(11)	(11)
BOLI	(124)	(126)
Stock compensation	(1)	(9)
Nondeductible expenses	1	1
Nondeductible compensation under 162m	125	—
Other	166	(68)
	$10,011	$9,785

Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustments to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by local tax authorities for years before 2017, and by the State of New Jersey for years before 2016. The company’s 2016 federal tax return is currently under audit and has extended the statute of limitations until 2022. For 2017 and after, the company is still subject to examination. The Company recorded a valuation allowance relating to the write down of a partnership investment. Management has concluded that these capital losses will not be realizable once incurred.

The Company recorded income tax expense of $10.0 million on income before taxes of $38.9 million on for the year ended December 31, 2020, resulting in an effective tax rate of 25.7%, compared to income tax expense of $9.8 million on income before taxes of $40.1 million for the same period of 2019, resulting in an effective tax rate of 24.4%.

Note 12.  Retirement Plans

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering certain members of management.

The net periodic SERP pension cost was approximately $697,000 in 2020 and $515,000 in 2019. The unfunded benefit obligation, which was included in other liabilities, was approximately $6.5 million at December 31, 2020 and $5.9 million at December 31, 2019.

The benefit obligation at December 31, 2020 and December 31, 2019 was calculated as follows:

	2020	2019
	(Dollars in thousands)
Benefit obligation, January 1	$5,949	$5,521
Service cost	361	226
Interest cost	336	289
Benefits paid	(164)	(87)
Accrued liability at December 31	$6,482	$5,949

The net periodic SERP pension cost for 2020 and 2019 was calculated as follows:

	2020	2019
	(Dollars in thousands)
Service cost	$361	$226
Interest cost	336	289
	$697	$515

The service costs for 2020 and 2019 are included in the compensation cost in the income statements. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for 2020 and 2019. Annual benefit payments are estimated at $665,000 for 2021, $710,000 for 2022, $710,000 for 2023, $710,000 for 2024, $710,000 for 2025 and $5.5 million thereafter.

The Company has a 401(k) Plan covering substantially all employees. Under the Plan, the Company is required to contribute 3% of all qualifying employees’ eligible salary to the Plan. The Plan expense in 2020 was $238,000 and $217,300 in 2019.

Note 13.  Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At December 31, 2020, the Bank was considered “well capitalized" under the regulatory framework for prompt corrective action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Community Bank Leverage Ratio

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, introduced an optional simplified measure of capital adequacy for qualifying community banking organizations with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements.

Under final regulations adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of December 31, 2020.

On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the CBLR ratio framework and implement certain directives of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The first of the April 2020 interim final rules reduced the minimum ratio from 9% to 8% as well as establishing a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, an 8.5% minimum for 2021 and 9% thereafter, while maintaining a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

The Company and Bank's regulatory capital as of December 31, 2020 and 2019, is presented in the following table.

As of December 31, 2020	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$261,143	20.61%	$101,365	8.00%
Tier 1 risk-based capital	215,134	16.98%	76,024	6.00%
Tier 1 leverage	215,134	10.90%	157,968	8.00%
Tier 1 common equity	200,003	15.78%	57,018	4.50%
Parke Bank
Community Bank Leverage Ratio	243,899	12.35%	157,936	8.00%

As of December 31, 2019	Actual		For Capital Adequacy Purpose		For Capital Adequacy Purposes with Capital Conservation Buffer **		To be Well Capitalized Under Prompt Corrective Action Provisions
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$208,013	16.70%	$99,654	8.00%	$130,795	10.50%	$124,567	10.00%
Tier 1 risk-based capital	192,365	15.44%	74,740	6.00%	105,882	8.50%	99,654	8.00%
Tier 1 leverage	192,365	11.87%	64,802	4.00%	64,802	4.00%	81,002	5.00%
Tier 1 common equity	177,068	14.21%	56,055	4.50%	87,197	7.00%	80,969	6.50%
Parke Bank
Total risk-based capital	$207,620	16.67%	$99,621	8.00%	$130,752	10.50%	$124,526	10.00%
Tier 1 risk-based capital	191,977	15.42%	74,716	6.00%	105,847	8.50%	99,621	8.00%
Tier 1 leverage	191,977	11.85%	64,785	4.00%	64,785	4.00%	80,982	5.00%
Tier 1 common equity	190,158	15.27%	56,037	4.50%	87,168	7.00%	80,942	6.50%

* Combination of both community bank leverage approach and the regular rule of capital adequacy.
**The new capital rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until fully phased in, in 2019. The fully phased-in minimums are 10.5% (Total risk-based capital), 8.5% (Tier 1 risk-based capital), and 7.0% (Tier 1 common equity).

Note 14.  Other Related Party Transactions

A member of the Board of Directors is a principal of an employee benefits insurance agency that provides all the medical, life and disability insurance coverage for the Company. The cost of these employee benefits for the Company and its employees totaled $946,000 in 2020 and $867,000 in 2019.

Note 15.  Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at December 31, 2020. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of December 31, 2020 and 2019, unused commitments to extend credit amounted to approximately $144.6 million and $205.1 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2020 and 2019, standby letters of credit with customers were $1.7 million and $20.8 million, respectively.

The company also has entered into an employment contract with the President of the Company, which provides for continued payment of certain employment salary and benefits prior to the expiration date of the agreement and in the event of a change in control, as defined. The Company has also entered into Change-in-Control Severance Agreements with certain officers which provide for the payment of severance in certain circumstances following a change in control.

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
At December 31, 2020 and 2019, deposit balances from medical-use cannabis customers were approximately $259.4 million and $129.2 million, or 16.3% and 9.6% of total deposits, respectively, with two customers accounting for 19.2% and 13.6% of the total at December 31, 2020 and 2019. At December 31, 2020 and 2019, there were cannabis-related loans in the amounts of $8.0 million and $5.5 million, respectively. We recorded approximately $465,000 and $183,000 of interest incomes in 2020 and 2019, respectively, related to these loans. The fee incomes for the year ended December 31, 2020 and 2019 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry were $2.2 million and $1.6 million and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claims.

Note 16.  Fair Value

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

Investments in Available for Sale Securities and Loans Held for Sale:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. For the AFS loans, the fair value represents the face value of the guaranteed portion of the SBA loans pending settlement. Securities and loans in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities, and SBA loans available for sale.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Investment securities and loans held for sale
As of December 31, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	19,359	—	19,359
Collateralized mortgage-backed securities	—	23	—	23
Loans held for sale		200		200
Total	$—	$20,082	$—	$20,082
As of December 31, 2019
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	26,075	—	26,075
Collateralized mortgage-backed securities	—	38	—	38
Loans held for sale		190		190
Total	$—	$26,803	$—	$26,803

For the year ended December 31, 2020, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held for the year ended at December 31, 2020 and December 31, 2019.

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of December 31, 2020
Collateral dependent impaired loans	$—	$—	$11,558	$11,558
OREO	$—	$—	$139	$139
As of December 31, 2019
Collateral dependent impaired loans	$—	$—	$8,460	$8,460
OREO	$—	$—	$4,727	$4,727

All collateral dependent impaired loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

OREO consists of real estate properties which are recorded at fair value. All properties have an independent third-party full appraisal to determine the fair value, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

Fair Value of Financial Instruments

The Company discloses estimated fair values for its significant financial instruments in accordance with FASB ASC (Topic 825), Disclosures about Fair Value of Financial Instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for estimating the fair value of other financial assets and liabilities are discussed below.

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

For a further discussion of the Company’s valuation methodologies for financial instrument measured at fair value, see the Note 1 - Description of Business and Summary of Significant Accounting Policies of the Consolidated Financial Statements.

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at December 31, 2020 and December 31, 2019:

December 31, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,601	$458,601	$458,601	$—	$—
Investment securities AFS	19,882	19,882	—	19,882	—
Investment securities HTM	1,224	1,530	—	1,530	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	200	200	—	200	—
Loans, net	1,536,109	1,555,509	—	1,533,850	21,659
Accrued interest receivable	8,772	8,772	—	8,772	—

Financial Liabilities:
Non-time deposits	$925,113	$925,113	$—	$925,113	$—
Time deposits	667,330	672,385	—	672,385	—
Borrowings	267,218	265,119	—	265,119	—
Accrued interest payable	2,338	2,338	—	2,338	—

December 31, 2019	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$191,607	$191,607	$191,607	$—	$—
Investment securities AFS	26,613	26,613	—	26,613	—
Investment securities HTM	1,167	1,430	—	1,430	—
Restricted stock	7,440	7,440	—	—	7,440
Loans held for sale	190	190	—	190	—
Loans, net	1,398,938	1,393,288	—	1,372,317	20,971
Accrued interest receivable	6,069	6,069	—	6,069	—

Financial Liabilities:
Non-time deposits	$652,544	$652,544	$—	$652,544	$—
Time deposits	686,675	692,177	—	692,177	—
Borrowings	148,053	156,479	—	156,479	—
Accrued interest payable	2,260	2,260	—	2,260	—

 Note 17.  Parent Company Only Financial Statements

Condensed financial information of the parent company only is presented in the following two tables:

Balance Sheets	December 31,
	2020	2019
	(Dollars in thousands)
Assets:
Cash	$1,284	$2,086
Investments in subsidiaries	242,414	190,217
Other assets	3	2
Total assets	$243,701	$192,305
Liabilities and Equity:
Subordinated debentures	$42,542	$13,403
Other liabilities	913	1,700
Equity	200,246	177,202
Total liabilities and equity	$243,701	$192,305

Statements of Income	Years ended December 31,
	2020	2019
	(Dollars in thousands)
Income:
Dividends from bank subsidiary	$5,212	$7,300
Total income	5,212	7,300
Expense:
Interest on subordinated debentures	$1,321	$541
Salary	160	160
Other expenses	139	127
Total expenses	1,620	828
Net Income	3,592	6,472
Equity in undistributed income of subsidiaries	24,836	23,369
Net income	28,428	29,841
Preferred stock dividend and discount accretion	(29)	(24)
Net income available to common shareholders	$28,399	$29,817

Statements of Cash Flows
	Years ended December 31,
	2020	2019
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,428	$29,841
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(24,836)	(23,369)
Amortization of subordinate debt issuance costs	87	—
Changes in
Increase in other assets	(1)	(1)
Increase (Decrease) in accrued interest payable and other accrued liabilities	882	(21)
Other	30	29
Net cash provided by operating activities	4,590	6,479
Cash Flows from Investing Activities
Capital Contribution	(27,000)	—
Net cash used in investing activities	(27,000)	—
Cash Flows from Financing Activities
Issuance of subordinate debt	29,052	—
Proceeds from exercise of stock options	—	48
Payment of dividend on preferred stock and common stock	(7,444)	(6,490)
Net cash provided(used) in financing activities	21,608	(6,442)
(Decrease) increase in cash and cash equivalents	(802)	37
Cash and Cash Equivalents, January 1,	2,086	2,049
Cash and Cash Equivalents, December 31,	$1,284	$2,086

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures.

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

(b)           Internal Control Over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in this Annual Report on Form 10-K immediately following Item 8. Such report is incorporated herein by reference.

2. Changes in Internal control over financial reporting

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal I - Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information contained in the sections captioned “Executive Compensation,” and “Director Compensation,” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2020, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by shareholders	( a ) Number of Securities to be issued upon exercise of outstanding options		( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Equity Incentive Plan	305,000		$12.29	685,000
2015 Equity incentive plan	297,157	1	$14.36	297,157
Total	602,157		$13.31	982,157

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained in the section captioned “Proposal II - Ratification of Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this Form 10-K:
	1	The consolidated balance sheets of Parke Bancorp, Inc. and subsidiary as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, together with the related notes and the independent registered public accounting firm reports of RSM US, LLP, independent registered public accounting firm.
	2	Schedules omitted as they are not applicable.
	3	The following exhibits are included in this Report or incorporated herein by reference:
	3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
	3.2	Bylaws of Parke Bancorp, Inc.
	3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
	4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
	4.2	Description of Capital Stock of Parke Bancorp, Inc.
	10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
	10.2	Supplemental Executive Retirement Plan (1)
	10.7	2015 Equity Incentive Plan (4)
	10.9	SERP Agreement with John F. Hawkins (5)
	10.12	Management Change in Control Severance Agreement with Paul Palmieri (3)
	10.13	Management Change in Control Severance Agreement with Ralph Gallo (3)
	10.14	Management Change in Control Severance Agreement with John S. Kaufman
	10.15	2020 Equity Incentive Plan (6)
	21	Subsidiaries of the Registrant
	23	Consent of RSM US LLP
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Consent Order with the Federal Deposit Insurance Corporation dated October 8, 2020. (7)
	99.2	Consent Order with the New Jersey Department of Banking and Insurance. (7)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by Reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005 (File No. 333-122406).
(2) Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013 (File No. 000-51338).
(3) Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016 (File No. 000-51338).
(4) Incorporated by Reference to Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2015 (File No. 333-208051).
(5) Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on January 22, 2016 (File No. 000-51338).
(6) Incorporated by Reference to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 8, 2020 (File No. 000-51338).
(7) Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on October 9, 2020 (File No. 000-51338).

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 31, 2021	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2021.

/s/ Celestino R. Pennoni	/s/ Vito S. Pantilione
Celestino R. Pennoni	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Daniel J. Dalton
Jack C. Sheppard, Jr.	Daniel J. Dalton
Director	Director

/s/ Fred G. Choate	/s/ Edward Infantolino
Fred G. Choate	Edward Infantolino
Director	Director

/s/ Jeffrey H. Krippitz	/s/ Elizabeth Milavsky
Jeffrey H. Krippitz	Elizabeth Milavsky
Director	Director

/s/ John S. Kaufman
John S. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)