Form 10-Q
period 2021-03-31
PARKE BANCORP, INC.
filed 2021-05-07
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021
or
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

Large accelerated filer [☐]       Accelerated filer [ ]         Non-accelerated filer [x]        Smaller reporting company [☒] Emerging growth company [☐ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [☐ ]                No [☒]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	PKBK	The Nasdaq Stock Market, LLC

As of May 3, 2021, there were 11,890,363 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$18,990	$20,571
Interest bearing deposits with banks	485,367	438,030
Cash and cash equivalents	504,357	458,601
Investment securities available for sale, at fair value	17,868	19,882
Investment securities held to maturity (fair value of $1,504 at March 31, 2021 and $1,530 at December 31, 2020)	1,238	1,224
Total investment securities	19,106	21,106
Loans held for sale	544	200
Loans, net of unearned income	1,547,739	1,565,807
Less: Allowance for loan losses	(30,210)	(29,698)
Net loans	1,517,529	1,536,109
Accrued interest receivable	8,700	8,772
Premises and equipment, net	6,597	6,698
Restricted stock	6,107	7,542
Bank owned life insurance (BOLI)	27,142	27,002
Deferred tax asset	8,640	8,611
Other	4,420	3,681
Total assets	$2,103,142	$2,078,322
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$530,233	$428,860
Interest-bearing deposits	1,200,532	1,163,583
Total deposits	1,730,765	1,592,443
FHLBNY borrowings	101,650	134,650
FRB advances	—	90,026
Subordinated debentures	42,589	42,542
Accrued interest payable	1,428	2,338
Other	16,766	13,726
Total liabilities	1,893,198	1,875,725
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 470 shares and 480 shares outstanding at March 31, 2021 and December 31, 2020, respectively	470	480
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,167,887 shares and 12,136,567 shares at March 31, 2021 and Dec. 31, 2020, respectively	1,217	1,214
Additional paid-in capital	135,246	134,989
Retained earnings	74,324	66,794
Accumulated other comprehensive income	380	463
Treasury stock, 284,522 shares at March 31, 2021 and Dec. 31, 2020, at cost	(3,015)	(3,015)
Total shareholders’ equity	208,622	200,925
Noncontrolling interest in consolidated subsidiaries	1,322	1,672
Total equity	209,944	202,597
Total liabilities and equity	$2,103,142	$2,078,322

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$20,238	$20,328
Interest and dividends on investments	200	278
Interest on federal funds sold and deposits with banks	123	951
Total interest income	20,561	21,557
Interest expense:
Interest on deposits	2,827	5,451
Interest on borrowings	928	907
Total interest expense	3,755	6,358
Net interest income	16,806	15,199
Provision for loan losses	500	1,396
Net interest income after provision for loan losses	16,306	13,803
Non-interest income
Gain on sale of SBA loans	45	—
Other loan fees	265	241
Bank owned life insurance income	140	146
Service fees on deposit accounts	1,612	568
Net loss on sale and valuation adjustment of OREO	(21)	(132)
Other	196	165
Total non-interest income	2,237	988
Non-interest expense
Compensation and benefits	2,625	2,545
Professional services	853	355
Occupancy and equipment	544	480
Data processing	345	317
FDIC insurance and other assessments	261	141
OREO expense	15	111
Other operating expense	1,127	920
Total non-interest expense	5,770	4,869
Income before income tax expense	12,773	9,922
Income tax expense	3,247	2,554
Net income attributable to Company and noncontrolling interest	9,526	7,368
Less: Net income attributable to noncontrolling interest	(97)	(156)
Net income attributable to Company	9,429	7,212
Less: Preferred stock dividend	(7)	(8)
Net income available to common shareholders	$9,422	$7,204
Earnings per common share
Basic	$0.79	$0.61
Diluted	$0.78	$0.60
Weighted average common shares outstanding
Basic	11,872,246	11,848,964
Diluted	12,108,846	12,008,200

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$9,526	$7,368
Unrealized gains on investment securities, net of reclassification into income:
Unrealized (losses) gains on non-OTTI securities	(112)	683
Tax impact on unrealized gain (loss)	29	(168)
Total unrealized (losses) gains on investment securities	(83)	515
Comprehensive income	9,443	7,883
Less: Comprehensive loss attributable to noncontrolling interests	(97)	(156)
Comprehensive income attributable to the Company	$9,346	$7,727

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Net income	—	—	—	—	7,212	—	—	7,212	156	7,368
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Common stock options exercised	—	845	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	515	—	515	—	515
Stock compensation expense	—	—	—	64	—	—	—	64	—	64
Stock dividend	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(8)	—	—	(8)	—	(8)
Dividend on common stock	—	—	—	—	(1,896)	—	—	(1,896)	—	(1,896)
Balance, March 31, 2020	$500	12,133,640	$1,213	$134,769	$49,449	$573	$(3,015)	$183,489	$1,381	$184,870

Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Net income	—	—	—	—	9,429	—	—	9,429	97	9,526
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(447)	(447)
Common stock options exercised	—	29,945	3	197	—	—	—	200	—	200
Preferred stock shares conversion	(10)	1,375	—	10	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)	—	(83)
Stock compensation expense	—	—	—	50	—	—	—	50	—	50
Dividend on preferred stock	—	—	—	—	—	—	—	—	—	—
Dividend on common stock	—	—	—	—	(1,899)	—	—	(1,899)	—	(1,899)
Balance, March 31, 2021	$470	12,167,887	$1,217	$135,246	$74,324	$380	$(3,015)	$208,622	$1,322	$209,944

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$9,526	$7,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	119
Provision for loan losses	500	1,396
Increase in value of bank-owned life insurance	(140)	(146)
Gain on sale of SBA loans	(45)	—
SBA loans originated for sale	(903)	—
Proceeds from sale of SBA loans originated for sale	402	—
Net loss on sale of OREO and valuation adjustments	21	132
Net accretion of purchase premiums and discounts on securities	18	7
Stock based compensation	50	65
Net changes in:
Increase (decrease) in accrued interest receivable and other assets	(682)	1,754
Increase (decrease) in accrued interest payable and other accrued liabilities	2,131	(1,274)
Net cash provided by operating activities	11,051	9,421
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,870	1,253
Net decrease (increase) in loans	18,227	(47,443)
Purchases of bank premises and equipment	(25)	(74)
Proceeds from sale of OREO, net	48	645
Redemptions of restricted stock	1,435	—
Net cash provided by (used) in investing activities	21,555	(45,619)
Cash Flows from Financing Activities:
Cash dividends	(1,899)	(1,735)
Earnings distribution to non-controlling interest	(447)	(594)
Proceeds from exercise of stock options	200	—
Net (decrease) in FHLBNY and short-term borrowings	(33,000)	—
Net (decrease) in other borrowings	(90,026)	—
Net increase in noninterest-bearing deposits	101,373	92,623
Net increase in interest-bearing deposits	36,949	37,488
Net cash provided by financing activities	13,150	127,782
Net increase in cash and cash equivalents	45,756	91,584
Cash and Cash Equivalents, January 1,	458,601	191,607
Cash and Cash Equivalents, March 31	$504,357	$283,191

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,665	$5,217
Income taxes paid	$—	$—

Non-cash Investing and Financing Items
Loans transferred to OREO	$55	$—
See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION

Parke Bancorp, Inc. (the “Company, we, us, our”) is a bank holding company headquartered in Sewell, New Jersey. Through subsidiaries, the Company provides individuals, corporations and other businesses and institutions with commercial and retail banking services, principally loans and deposits. The Company was incorporated in January 2005 under the laws of the State of New Jersey for the sole purpose of becoming the holding company of Parke Bank (the "Bank").
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Parke Bank (including certain partnership interests). Also included are the accounts of Parke Direct Lending LLC ("PDL"), a joint venture formed in 2018 to originate short-term alternative real estate loan products. Parke Bank has a 51% ownership interest in the joint venture. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated as they do not meet the requirements for consolidation under applicable accounting guidance. We have eliminated inter-company balances and transactions. We have also reclassified certain prior year amounts to conform to the current year presentation, which did not have a material impact on our consolidated financial condition or results of operations.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying interim financial statements for the three months ended March 31, 2021 and 2020 are unaudited. The balance sheet as of December 31, 2020, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain tax exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for public business entities for fiscal years ending after December 15, 2020. Early adoption of the ASU is permitted. The Company adopted this guidance in the first quarter of 2021. The adoption of the guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2021 and December 31, 2020:

As of March 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	16,837	537	26	17,348
Collateralized mortgage obligations	19	1	—	20
Total available for sale	$17,356	$538	$26	$17,868

Held to maturity:
States and political subdivisions	$1,238	$266	$—	$1,504

As of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	18,736	646	23	19,359
Collateralized mortgage obligations	22	1	—	23
Total available for sale	$19,258	$647	$23	$19,882

Held to maturity:
States and political subdivisions	$1,224	$306	$—	$1,530

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2021 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	546	545
Due after five years through ten years	9,682	9,964
Due after ten years	7,128	7,359
Total available for sale	$17,356	$17,868

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,238	1,504
Due after ten years	—	—
Total held to maturity	$1,238	$1,504

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2021. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

As of March 31, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$1,699	$24	$187	$2	$1,886	$26
Total available for sale	$1,699	$24	$187	$2	$1,886	$26

As of December 31, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$2,142	$20	$215	$3	$2,357	$23
Total available for sale	$2,142	$20	$215	$3	$2,357	$23

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

The Company’s unrealized loss for the debt securities is comprised of 1 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at March 31, 2021, and 2 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at December 31, 2020. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at March 31, 2021.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2021 and December 31, 2020, the Company had $1.55 billion and $1.57 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net reduction of $0.2 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had $544,000 and $200,000 in loans held for sale at March 31, 2021 and December 31, 2020. Also, at March 31, 2021, our commercial and industrial loan portfolio includes $93.4 million of loans to small businesses through the Paycheck Protection Program ("SBA PPP" loans), which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at March 31, 2021 and December 31, 2020, consist of the following:

	March 31, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$120,062	$121,808
Construction	207,750	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	132,290	132,207
Commercial – Non-owner Occupied	326,713	324,840
Residential – 1 to 4 Family	667,371	670,827
Residential – Multifamily	83,864	94,748
Consumer	9,689	10,364
Total Loans	$1,547,739	$1,565,807

An age analysis of past due loans by class at March 31, 2021 and December 31, 2020 is as follows:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$49	$49	$120,013	$120,062	$—
Construction	—	—	1,365	1,365	206,385	207,750	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	152	4,159	4,311	127,979	132,290	—
Commercial – Non-owner Occupied	—	—	309	309	326,404	326,713	—
Residential – 1 to 4 Family	—	28	1,292	1,320	666,051	667,371	—
Residential – Multifamily	—	—	—	—	83,864	83,864	—
Consumer	205	—	—	205	9,484	9,689	—
Total Loans	$205	$180	$7,174	$7,559	$1,540,180	$1,547,739	$—

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$50	$50	$121,758	$121,808	$—
Construction	—	—	1,365	1,365	209,648	211,013	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,171	5,521	6,692	125,515	132,207	—
Commercial – Non-owner Occupied	—	872	69	941	323,899	324,840	—
Residential – 1 to 4 Family	—	662	1,669	2,331	668,496	670,827	—
Residential – Multifamily	—	—	—	—	94,748	94,748	—
Consumer	45	—	55	100	10,264	10,364	—
Total Loans	$45	$2,705	$8,729	$11,479	$1,554,328	$1,565,807	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2021
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	—	8	—	—	—	—	12
Provisions (benefits)	(22)	385	249	762	(770)	(101)	(3)	500
Ending Balance at March 31, 2021	$474	$3,744	$3,335	$9,160	$11,825	$1,538	$134	$30,210

Allowance for loan losses
Individually evaluated for impairment	$11	$295	$40	$226	$137	$—	$—	$709
Collectively evaluated for impairment	463	3,449	3,295	8,934	11,688	1,538	134	29,501
Ending Balance at March 31, 2021	$474	$3,744	$3,335	$9,160	$11,825	$1,538	$134	$30,210

Loans
Individually evaluated for impairment	$49	$4,690	$4,370	$5,741	$1,495	$—	$—	$16,345
Collectively evaluated for impairment	120,013	203,060	127,920	320,972	665,876	83,864	9,689	1,531,394
Ending Balance at March 31, 2021	$120,062	$207,750	$132,290	$326,713	$667,371	$83,864	$9,689	$1,547,739

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2020
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	—	5	3	—	—	—	12
Provisions (benefits)	(7)	320	207	348	474	71	(17)	1,396
Ending Balance at March 31, 2020	$961	$3,127	$2,235	$6,211	$9,625	$890	$170	$23,219

Allowance for loan losses
Individually evaluated for impairment	$262	$141	$31	$457	$249	$—	$—	$1,140
Collectively evaluated for impairment	699	2,986	2,204	5,754	9,376	890	170	22,079
Ending Balance at March 31, 2020	$961	$3,127	$2,235	$6,211	$9,625	$890	$170	$23,219

Loans
Individually evaluated for impairment	$396	$4,991	$4,804	$10,304	$1,823	$—	$—	$22,318
Collectively evaluated for impairment	37,542	255,590	137,243	288,422	643,775	71,215	12,099	1,445,886
Ending Balance at March 31, 2020	$37,938	$260,581	$142,047	$298,726	$645,598	$71,215	$12,099	$1,468,204

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
The following tables provide further detail on impaired loans and the associated ALLL at March 31, 2021 and December 31, 2020:

March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$38	$38	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	3,892	3,892	—
Commercial – Non-owner Occupied	242	242	—
Residential – 1 to 4 Family	771	905	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	4,943	5,077	—
With an allowance recorded:
Commercial and Industrial	11	18	11
Construction	4,690	9,180	295
Real Estate Mortgage:
Commercial – Owner Occupied	546	546	40
Commercial – Non-owner Occupied	5,431	5,431	225
Residential – 1 to 4 Family	724	724	137
Residential – Multifamily	—	—	—
Consumer	—	—	—
	11,402	15,899	708
Total:
Commercial and Industrial	49	56	11
Construction	4,690	9,180	295
Real Estate Mortgage:
Commercial – Owner Occupied	4,438	4,438	40
Commercial – Non-owner Occupied	5,673	5,673	225
Residential – 1 to 4 Family	1,495	1,629	137
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$16,345	$20,976	$708

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$37	$37	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,853	2,853	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	899	899	—
Residential – Multifamily	55	55	—
Consumer	—	—	—
	3,913	3,913	—
With an allowance recorded:
Commercial and Industrial	12	19	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	2,882	2,882	200
Commercial – Non-owner Occupied	10,040	10,040	350
Residential – 1 to 4 Family	976	976	141
Residential – Multifamily	—	—	—
Consumer	—	—	—
	18,750	23,247	1,004
Total:
Commercial and Industrial	49	56	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	5,735	5,735	200
Commercial – Non-owner Occupied	10,109	10,109	350
Residential – 1 to 4 Family	1,875	1,875	141
Residential – Multifamily	55	55	—
Consumer	—	—	—
	$22,663	$27,160	$1,004

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$49	$—	$160	$10
Construction	4,765	36	5,290	43
Real Estate Mortgage:
Commercial – Owner Occupied	4,534	21	5,084	41
Commercial – Non-owner Occupied	10,244	120	11,742	112
Residential – 1 to 4 Family	1,505	15	2,260	13
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$21,097	$192	$24,536	$219

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $9.2 million and $13.9 million, respectively, at March 31, 2021 and December 31, 2020. Nonperforming TDR loans were $271,700 and $274,000 at March 31, 2021 and December 31, 2020, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Under Interagency Statement ("Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)") issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term deferrals through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For TDR loans, we had specific reserves of $324,000 and $420,000 in the allowance at March 31, 2021 and December 31, 2020, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2021 and December 31, 2020 is as follows:

At March 31, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$119,993	$20	$49	$—	$120,062
Construction	206,385	—	1,365	—	207,750
Real Estate Mortgage:
Commercial – Owner Occupied	125,102	3,029	4,159	—	132,290
Commercial – Non-owner Occupied	315,277	11,127	309	—	326,713
Residential – 1 to 4 Family	665,308	771	1,292	—	667,371
Residential – Multifamily	83,864	—	—	—	83,864
Consumer	9,689	—	—	—	9,689
Total	$1,525,618	$14,947	$7,174	$—	$1,547,739

At December 31, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$121,715	$43	$50	$—	$121,808
Construction	209,648	—	1,365	—	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	123,657	3,029	5,521	—	132,207
Commercial – Non-owner Occupied	324,649	—	191	—	324,840
Residential – 1 to 4 Family	668,593	462	1,772	—	670,827
Residential – Multifamily	94,748	—	—	—	94,748
Consumer	10,309	—	55	—	10,364
Total	$1,553,319	$3,534	$8,954	$—	$1,565,807

NOTE 5. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $209.9 million and $202.6 million at March 31, 2021 and December 31, 2020, respectively.

Common stock dividend: On January 19, 2021, the Company declared a cash dividend of $0.16 per share to common shareholders of record as of February 1, 2021, and paid the dividend February 16, 2021.

Preferred stock dividend: The Company declared a cash dividend of $7,050 and $7,500 to preferred stock holders during the three months ended March 31, 2021 and March 31, 2020.

Conversion of preferred stock: During the three months ended March 31, 2021, preferred stockholders converted 10 shares of preferred shares into 1,375 shares of common stock. During the three months ended March 31, 2020, there was no conversion from preferred stock shares to common shares.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. The Company distributed PDL earnings of $447,000 and $594,000 to Bridgestone during the first three months of 2021 and 2020, respectively.

Other comprehensive income

The changes in accumulated other comprehensive income (loss) consisted of the following for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Investment securities:
Net unrealized (losses) gains arising during the period	$(112)	$683
Less: Amounts reclassified from accumulated other comprehensive income	—	—
Tax effect related to the unrealized (loss) gain during the periods	29	(168)
(Loss) gain in other comprehensive income	$(83)	$515

NOTE 6. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$9,429	$7,212
Less: Dividend on series B preferred stock	(7)	(8)
Net income available to common shareholders	9,422	7,204
Basic weighted-average common shares outstanding	11,872,246	11,848,964
Basic earnings per common share	$0.79	$0.61
Diluted earnings per common share
Net income available to common shares	$9,422	$7,204
Add: Dividend on series B preferred stock	7	8
Net income available to diluted common shares	9,429	7,212
Basic weighted-average common shares outstanding	11,872,246	11,848,964
Dilutive potential common shares	236,600	159,236
Diluted weighted-average common shares outstanding	12,108,846	12,008,200
Diluted earnings per common share	$0.78	$0.60

NOTE 7. FAIR VALUE

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of March 31, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	17,348	—	17,348
Collateralized mortgage-backed securities	—	19	—	19
Loans held for sale	—	544	—	544
Total	$—	$18,411	$—	$18,411
As of December 31, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	19,359	—	19,359
Collateralized mortgage-backed securities	—	23	—	23
Loans held for sale	—	200	—	200
Total	$—	$20,082	$—	$20,082

For the three months ended March 31, 2021, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during three months ended March 31, 2021 and 2020.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2021
Collateral-dependent impaired loans	$—	$—	$6,864	$6,864
OREO	—	—	124	124
As of December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,558	$11,558
OREO	—	—	139	139
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

For a further discussion of the Company’s valuation methodologies for financial instruments measured at fair value, see the descriptions in the Company's 2020 Annual Report on Form 10-K.

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2021 and December 31, 2020:

March 31, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$504,357	$504,357	$504,357	$—	$—
Investment securities AFS	17,868	17,868	—	17,868	—
Investment securities HTM	1,238	1,504	—	1,504	—
Restricted stock	6,107	6,107	—	—	6,107
Loans held for sale	544	544	—	544	—
Loans, net	1,517,529	1,525,129	—	1,505,654	19,475
Accrued interest receivable	8,700	8,700	—	8,700	—

Financial Liabilities:
Non-time deposits	$1,042,400	$1,042,400	$—	$1,042,400	$—
Time deposits	688,365	693,430	—	693,430	—
Borrowings	144,239	141,172	—	141,172	—
Accrued interest payable	1,428	1,428	—	1,428	—

December 31, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,601	$458,601	$458,601	$—	$—
Investment securities AFS	19,882	19,882	—	19,882	—
Investment securities HTM	1,224	1,530	—	1,530	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	200	200	—	200	—
Loans, net	1,536,109	1,555,509	—	1,533,850	21,659
Accrued interest receivable	8,772	8,772	—	8,772	—

Financial Liabilities:
Non-time deposits	$925,113	$925,113	$—	$925,113	$—
Time deposits	667,330	672,385	—	672,385	—
Borrowings	267,218	265,119	—	265,119	—
Accrued interest payable	2,338	2,338	—	2,338	—

Note 8. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 6 years or less except the land lease, which has a remaining lease term of eighty-five years. Some of the leases may include options to renew the leases. The exercise of lease renewals is at our sole discretion.

Upon adoption of Accounting Standards Update (ASU) 2016-02, we recognized operating right-of-use ("ROU") assets and liabilities each for $2.8 million. Additionally, the practical expedient package was elected, which allows us to not reassess the lease classification for any existing lease. As such, all our leases remain classified as operating leases.

Our ROU assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At March 31, 2021, we had future minimum lease payments of $27.2 million and lease liability $2.2 million. The weighted average remaining lease term was 55.9 years and weighted average discount rate was 7.4% at March 31, 2021, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended March 31, 2021:

March 31, 2021
(Dollars in thousands)
Lease right of use ("ROU") assets	$2,242
Lease liabilities	$2,242

The following table presents future undiscounted cash flows on our operating leases:

March 31, 2021
(Dollars in thousands)
Remainder of 2021	$241
2022	290
2023	250
2024	262
2025	262
Thereafter	25,877
Total undiscounted lease payments	$27,182

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2021. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of March 31, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $128.7 million and $144.6 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2021 and December 31, 2020, standby letters of credit with customers were $1.7 million and $1.7 million, respectively.

On March 4, 2020, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 7, 2022. There were no outstanding borrowings on the letter of credit as of March 31, 2021.

The Company also has entered into an employment contract with the President of the Company, which provides for continued payment of certain employment salary and benefits prior to the expiration date of the agreement and in the event of a change in control, as defined. The Company has also entered in Change-in-Control Severance Agreements with certain officers which provide for the payment of severance in certain circumstances following a change in control.

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
At March 31, 2021 and December 31, 2020, deposit balances from cannabis customers were approximately $355.7 million and $259.4 million, or 20.6% and 16.3% of total deposits, respectively, with two customers accounting for 21.7% and 19.2% of the total at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, there were cannabis-related loans in the amounts of $8.0 million and $8.0 million, respectively. We recorded approximately $117 thousand and $465 thousand of interest income in the three months ended March 31, 2021 and year ended December 31, 2020, respectively, related to these loans. The fee income for the three months ended March 31, 2021 and year ended December 31, 2020, from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry were $1.5 million and $2.2 million, respectively, and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out of including the net unrealized gain or loss on available for sale securities in computing regulatory capital. At March 31, 2021 and December 31, 2020, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The leverage ratios of the Company and the Bank at March 31, 2021 are as follows:

Regulatory Capital Compliance
As of March 31, 2021	Actual		For Capital Adequacy Purposes
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$222,967	10.75%	$176,293	8.50%
Parke Bank:
Tier 1 leverage	$251,738	12.14%	$176,293	8.50%

The Company and Bank's regulatory capital as of December 31, 2020, is presented in the following table.

As of December 31, 2020	Actual		For Capital Adequacy Purposes*
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$261,143	20.61%	$101,365	8.00%
Tier 1 risk-based capital	215,134	16.98%	76,024	6.00%
Tier 1 leverage	215,134	10.90%	157,968	8.00%
Tier 1 common equity	200,003	15.78%	57,018	4.50%
Parke Bank:
Tier 1 leverage	243,899	12.35%	157,936	8.00%

* Combination of both community bank leverage approach and the regular rule of capital adequacy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of the COVID-19 pandemic on the United States economy in general and the local economies in which the Company operates; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the potential adverse effects of the Consent Orders and any additional regulatory restrictions that may be imposed by banking regulators; the timely development of, and acceptance of, new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); the effect of any change in federal government enforcement of federal laws affecting the medical-use cannabis industry; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; due to a decline in our stock price or other factors, and our cyber security risks are increased as the result of an increase in the number of employees working remotely. See "Global Outbreak of the Covid-19 Corona Virus" below.

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

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We manage our Company for the long term. We are focused on the fundamentals of growing customers, loans, deposits and revenue and improving profitability    , while investing for the future and managing risk, expenses and capital. We continue to invest in our products, markets and brand, and embrace our commitments to our customers, shareholders, employees and the communities where we do business. Our approach is concentrated on organically growing and deepening client relationships across our businesses that meet our risk/return measures.

We focus on small to mid-sized business and retail customers and offer a range of loan products, deposits services, and other financial products through our retail branches and other channels. The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest income earned on its interest earning-assets and the interest expense paid on its interest-bearing liabilities. In our operations, we have three major lines of lending: residential real estate mortgage, commercial real estate mortgage, and construction lending. Our interest income is primarily generated from our lending and investment activities. Our deposit products include checking, savings, money market accounts, and certificates of deposit. The majority of our deposit accounts are obtained through our retail banking business, which provides us with low cost funding to grow our lending efforts. The Company also generates income from loan and deposit fees and other non-interest related activities. The Company's non-interest expense primarily consists of employee compensation, administration, and other operating expenses.

At March 31, 2021, we had total assets of $2.10 billion, and total equity of $209.9 million. Net income available to common shareholders for the three months ended March 31, 2021 was $9.4 million.

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

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to certain risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company. These risks include, among others,(i) risks to the capital markets that may impact the value or performance of the Company’s investment securities portfolio, as well as limit our access to the capital markets and wholesale funding sources; (ii) effects on key employees, including operational or management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls; (iii) declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company; (iv) collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase; (v) the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments; (vi) the allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income; (vii) if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased loan losses and reduced interest income; (viii) in certain states in which we do business temporary bans on evictions and foreclosures have been enacted through executive orders, and may continue indefinitely, resulting in our inability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses; (ix) as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; (x) cyber security risks are increased as the result of an increase in the number of employees working remotely and an increase in the number of our clients banking electronically; (xi) declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and

(xii) increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill or other intangible assets.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Income: Our net income available to common shareholders for the first quarter of 2021 increased $2.2 million, or 30.8%, to $9.4 million, compared to $7.2 million for the same period last year. Earnings per share were $0.79 per basic common share and $0.78 per diluted common share for the first quarter of 2021 compared to $0.61 per basic common share and $0.60 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $2.6 million decrease in interest on deposits, lower provision for loan loss expense of $0.9 million, and an increase in service fees on deposit accounts of $1.0 million, partially offset by a decrease in interest earned on federal funds sold and deposits with banks of $0.8 million, an increase in non-interest expense of $0.9 million, and an increase in income tax expense of $0.7 million.

Net Interest Income: Our net interest income increased $1.6 million, or 10.6%, to $16.8 million for the first quarter of 2021 compared to $15.2 million for the first quarter of 2020. The increase in net interest income was primarily due to reductions in interest rates on deposits which reduced interest expense by $2.6 million. This was partially offset by the impact of lower interest income from deposits held at the Federal Reserve Bank. In 2020, the Federal Reserve Board reduced rates in response to the COVID-19 pandemic, which continues to impact the level of interest income earned by the Company.

Provision for loan losses: The provision for loan losses decreased $0.9 million for the three months ended March 31, 2021, to $0.5 million, compared to $1.4 million for the same period last year. The decrease in the provision was primarily due to lower loan growth over the quarter, while adjusting for the continued potential impact of the COVID-19 pandemic. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $2.2 million for the three months ended March 31, 2021, an increase of $1.2 million, compared to $1.0 million for the same period last year. The increase is primarily attributable to an increase in service fees from deposit accounts related to our medical-use cannabis related businesses. Please refer to Note 10. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-interest Expense: Our non-interest expense increased $0.9 million to $5.8 million for the three months ended March 31, 2021, from $4.9 million for the three months ended March 31, 2020. The increase was primarily due to an increase in professional fees related to our BSA remediation efforts and various other expense categories as a result of the growth of the Company.

Income Tax: Income tax expense was $3.2 million on income before taxes of $12.8 million for the three months ended March 31, 2021, resulting in an effective tax rate of 25.4%, compared to income tax expense of $2.6 million on income before taxes of $9.9 million for the same period of 2020, resulting in an effective tax rate of 25.7%.

Net Interest Income

Net interest income is the interest earned on investment securities, loans and other interest-earning assets minus the interest paid on deposits, short-term borrowings and long-term debt. The net interest margin is the average yield of net interest income on average earning assets. Net interest income and the net interest margin in any one period can be significantly affected by a variety of factors including the mix and overall size of our earning assets portfolio and the cost of funding those assets.
The following tables presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated.

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,561,075	$20,238	5.26%	$1,448,443	$20,328	5.64%
Investment securities*	28,279	200	2.87%	34,567	278	3.23%
Federal funds sold and interest bearing deposits	498,401	123	0.10%	298,020	951	1.28%
Total interest-earning assets	2,087,755	20,561	3.99%	1,781,030	21,557	4.87%
Other assets	71,278			65,339
Allowance for loan losses	(29,912)			(22,039)
Total assets	$2,129,121			$1,824,330
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$67,651	$76	0.46%	$58,439	$83	0.57%
Money markets	317,120	574	0.73%	243,722	1,146	1.89%
Savings	122,769	157	0.52%	210,573	254	0.49%
Time deposits	628,373	1,911	1.23%	564,942	3,267	2.33%
Brokered certificates of deposit	55,825	109	0.79%	131,006	701	2.15%
Total interest-bearing deposits	1,191,738	2,827	0.96%	1,208,682	5,451	1.81%
Borrowings	224,275	928	1.68%	148,053	907	2.46%
Total interest-bearing liabilities	1,416,013	3,755	1.08%	1,356,735	6,358	1.88%
Non-interest bearing deposits	492,745			271,093
Other liabilities	14,093			12,378
Total non-interest bearing liabilities	506,838			283,471
Equity	206,270			184,124
Total liabilities and shareholders’ equity	$2,129,121			$1,824,330
Net interest income		$16,806			$15,199
Interest rate spread			2.91%			2.99%
Net interest margin			3.26%			3.43%
*Includes balances of FHLB and ACCBB stock.

Financial Condition
General
At March 31, 2021, the Company’s total assets were $2.10 billion, an increase of $24.8 million, or 1.2%, from December 31, 2020. The increase in total assets was primarily attributable to an increase in cash of $45.8 million, partially offset by a decrease in loans of $18.1 million. The increase in Cash and cash equivalents was primarily due to cash received from the increase in deposits, partially offset by the payoff of Federal Reserve Bank advances, and reduction in FHLB borrowings. Loans decreased $18.1 million at March 31, 2021, primarily due to decreases in the commercial loan and residential mortgage loan portfolios, compared to the balances at December 31, 2020.

Total liabilities were $1.89 billion at March 31, 2021. This represented a $17.5 million, or 0.9%, increase from $1.88 billion at December 31, 2020. The increase in total liabilities was primarily due to an increase in total deposits, which increased $138.3 million, or 8.7%, to $1.73 billion at March 31, 2021 from $1.59 billion at December 31, 2020. The increase in total deposits was partially offset by $90.0 million repayment in advances from the Federal Reserve Bank for the SBA PPP loan facility, as well as $33.0 million reduction in Federal Home Loan Bank borrowings.

Total equity was $209.9 million and $202.6 million at March 31, 2021 and December 31, 2020, respectively, an increase of $7.3 million from December 31, 2020.
The following table presents certain key condensed balance sheet data as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Cash and cash equivalents	$504,357	$458,601
Investment securities	19,106	21,106
Loans held for sale	544	200
Loans, net of unearned income	1,547,739	1,565,807
Allowance for loan losses	(30,210)	(29,698)
Total assets	2,103,142	2,078,322
Total deposits	1,730,765	1,592,443
FHLBNY borrowings	101,650	134,650
Subordinated debt	42,589	42,542
FRB advances	—	90,026
Total liabilities	1,893,198	1,875,725
Total equity	209,944	202,597
Total liabilities and equity	2,103,142	2,078,322

Cash and cash equivalents

Cash and cash equivalents increased $45.8 million to $504.4 million at March 31, 2021 from $458.6 million at December 31, 2020, an increase of 10.0%. The increase was primarily due to cash received from the increase in deposits, net of reductions in Federal Reserve Bank advances and FHLBNY borrowings.

Investment securities

Total investment securities decreased to $19.1 million at March 31, 2021, from $21.1 million at December 31, 2020, a decrease of $2.0 million or 9.5%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Beginning in April 2020, the Company has been lending to small business through the SBA PPP loan program, which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll during the COVID-19 pandemic. As of March 31, 2021, we have originated approximately $117.1 million of SBA PPP loans, with $93.4 million outstanding as of March 31, 2021.

During the early second quarter of 2020, we established loan deferment and relief programs that are intended to provide an immediate and appropriate level of financial relief for the individuals and businesses experiencing hardship as a result of the COVID-19 pandemic. The program provides three types of deferrals of monthly loan payments for three months with one time renewal option to certain qualified borrowers. It also requires that the borrowers were current on payments at the time of the modification. The majority of the deferrals recorded under this program are no longer in the deferral period as of March 31, 2021.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had loans held for sale totaling $0.5 million at March 31, 2021 and $0.2 million at December 31, 2020, respectively.

Loans receivable: Loans receivable decreased to $1.55 billion at March 31, 2021 from $1.57 billion at December 31, 2020. The decrease was primarily due to declines in the residential - multifamily, residential - 1-4 family, and construction portfolio's. Loans receivable, excluding loans held for sale, as of March 31, 2021 and December 31, 2020, consisted of the following:

	March 31, 2021		December 31, 2020
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$120,062	7.8%	$121,808	7.8%
Construction	207,750	13.4%	211,013	13.5%
Real Estate Mortgage:
Commercial – Owner Occupied	132,290	8.5%	132,207	8.4%
Commercial – Non-owner Occupied	326,713	21.1%	324,840	20.7%
Residential – 1 to 4 Family	667,371	43.2%	670,827	42.8%
Residential – Multifamily	83,864	5.4%	94,748	6.1%
Consumer	9,689	0.6%	10,364	0.7%
Total Loans	$1,547,739	100.0%	$1,565,807	100.0%

Deposits

At March 31, 2021, total deposits increased to $1.73 billion from $1.59 billion at December 31, 2020, an increase of $138.3 million, or 8.7%. Deposits growth was primarily due to an increase in non-interest bearing demand deposits and an increase in interest bearings savings.

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Noninterest-bearing	$530,233	$428,860
Interest-bearing
Checking	68,460	66,507
Savings	132,639	116,605
Money market	311,069	313,142
Time deposits	688,364	667,329
Total deposits	$1,730,765	$1,592,443

Borrowings
Total borrowings were $144.2 million at March 31, 2021, a decrease of $123.0 million from December 31, 2020, primarily due to the repayment of advances from the Federal Reserve for the SBA PPP loan facility, as well as the reduction of FHLBNY advances.

Equity

Total equity increased to $209.9 million at March 31, 2021 from $202.6 million at December 31, 2020, an increase of $7.3 million, or 3.6%, primarily due to the retention of earnings from the period.

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

We have established a credit monitoring and tracking system and closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. The system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, TDR, nonperforming loans and potential problems loans.

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

As we continue to navigate the COVID-19 pandemic, we have enhanced our credit review processes and procedures to identify and highlight high risk industries and individuals for probable credit risks. We have also increased our focus on delinquencies, looking for early warning signs for those customers that are not usually late and possibly adversely affected by the pandemic.

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
At March 31, 2021, the allowance for loan losses was $30.2 million, as compared to $29.7 million at December 31, 2020. The ratio of the allowance for loan losses to total loans was 1.95% and 1.90% at March 31, 2021 and December 31, 2020, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 412.8% at March 31, 2021, compared to 334.9% at December 31, 2020. During the three-month periods ended March 31, 2021 and 2020, the Company did not charge off any loans, and recovered $12,000 and $12,000, respectively. Specific allowances for loan losses have been established in the amount of $0.7 million at March 31, 2021 as compared to $1.0 million on impaired loans at December 31, 2020. We have established reserves for all losses that we believe are both probable and reasonably estimable at March 31, 2021 and December 31, 2020. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to the expected credit loss methodology. We recorded a loan loss provision of $0.5 million during the three months ended March 31, 2021, compared to $1.40 million during the three months ended March 31, 2020. The decrease was primarily due to lower than expected loan growth over the quarter in addition to the continued impact of the COVID-19 pandemic as of March 31, 2021.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the period	$29,698	$21,811
Charge-offs:
Commercial and Industrial	—	—
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	—	—

Recoveries:
Commercial and Industrial	4	4
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	8	5
Commercial – Non-owner Occupied	—	3
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	12	12

Net charge-offs (recoveries)	12	12
Provisions for loan losses	500	1,396
Balance at the end of the period	$30,210	$23,219

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

Delinquent loans totaled $7.6 million, or 0.5% of total loans at March 31, 2021, a decrease of $3.9 million from December 31, 2020. At March 31, 2021, loans 30 to 89 days delinquent totaled $0.39 million, a decrease of $2.4 million from December 31, 2020. Loans delinquent 90 days or more and not accruing interest totaled $7.2 million or 0.5% of total loans at March 31, 2021, a decrease of $1.6 million from $8.7 million, or 0.6% of total loans at December 31, 2020. The two largest nonperforming loan relationships as of March 31, 2021 were a $1.7 million commercial owner occupied loan and a $1.4 million non-owner occupied land loan.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at March 31, 2021.

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$—	$49	$—	$120,013	$120,062	0.04%
Construction	—	—	1,365	—	206,385	207,750	0.66%
Real Estate Mortgage:
Commercial – Owner Occupied	—	152	4,159	—	127,979	132,290	3.14%
Commercial – Non-owner Occupied	—	—	309	—	326,404	326,713	0.09%
Residential – 1 to 4 Family	—	28	1,292	—	666,051	667,371	0.19%
Residential – Multifamily	—	—	—	—	83,864	83,864	—%
Consumer	205	—	—	—	9,484	9,689	—%
Total Loans	$205	$180	$7,174	$—	$1,540,180	$1,547,739	0.46%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At March 31, 2021 and December 31, 2020, we had $16.3 million and $22.7 million loans deemed impaired. Impaired loans at March 31, 2021 and December 31, 2020 included $9.4 million and $14.2 million of TDR loans.
Troubled Debt Restructurings (TDRs)
We reported performing TDR loans (not reported as non-accrual loans) of $9.2 million and $13.9 million, respectively, at March 31, 2021 and December 31, 2020. We had nonperforming TDR loans of $271,700 and $274,000 at March 31, 2021 and December 31, 2020, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the three months ended March 31, 2021 and the year ended December 31, 2020. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at March 31, 2021 was $0.1 million, compared to $4.0 million at December 31, 2020.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$139	$4,727
Real estate acquired in settlement of loans	55	—
Sales of OREO, net	(48)	(645)
Valuation adjustment	(22)	(132)
Balance at end of period	$124	$3,950

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2021, our cash position was $504.4 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of March 31, 2021, the Company had lines of credit with the FHLBNY of $551.4 million, of which $101.7 million was outstanding, and an additional $40.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $409.7 million at March 31, 2021.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At March 31, 2021, the Company's investment securities portfolio classified as available for sale was $17.9 million.

We had outstanding loan commitments of $128.7 million at March 31, 2021. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2021 and 2020.

Cash provided by operating activities was $11.1 million in the three months ended March 31, 2021, compared to $9.4 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in accrued interest payable.
Cash provided by investing activities was $21.6 million in the three months ended March 31, 2021, compared to cash used of $45.6 million in the same period last year. The cash used in the investing activities was primarily due to the cash inflow from the reduction in loans during the period.

Cash provided by financing activities was $13.2 million in the three months ended March 31, 2021, compared to cash from financing of $127.8 million in the same period of last year. The current year included $138.3 million of cash inflows from deposit growth, partially offset by $90.0 million repayment of FRB advances from the PPP liquidity facility, as well as $33.0 million reduction in FHLBNY advances, and $1.9 million dividend payment.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $7.3 million at March 31, 2021, from December 31, 2020, predominantly from the Company’s net income of $9.4 million for the period, net of common and preferred stock dividends of $1.9 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2021, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at March 31, 2021:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage*	$222,967	10.75%	$251,738	12.14%
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
We enter into commitments to lend funds to customers, which are usually at a stated interest rate, if funded, and for specific purposes and time periods. When we make commitments, we are exposed to credit risk. However, the maximum credit risk for these commitments will generally be lower than the contractual amount because a significant portion of these commitments are expected to expire without being used by the customer. In addition, we manage the potential risk in commitments to lend by limiting the total amount of commitments, by monitoring maturity structure of these commitments and by applying the same credit standards for these commitments as for all of our credit activities.
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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At March 31, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $128.7 million and $144.6 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the March 31, 2021 and December 31, 2020, standby letters of credit with customers were $1.7 million and $1.7 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2021, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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

The majority of our assets recorded at fair value are our investment securities available for sale. The fair value of our available for sale securities are provided by independent third-party valuation services. We also have a small amount of SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned ("OREO") is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 8. Fair Value in the Notes to the unaudited consolidated financial statements for further information.
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

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)

3.2	Bylaws of Parke Bancorp, Inc. (2)

3.3	Certificate of Amendment setting forth the terms of the Registrant's 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (3)

4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)

31.1	Certification of CEO required by Rule 13a-14(a).

31.2	Certification of CFO required by Rule 13a-14(a).

32	Certification required by 18 U.S.C. §1350.

101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(1) Incorporated by Reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005 (File No. 333-122406).
(2) Incorporated by Reference to Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 (File No. 000-51338).
(3) Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013 (File No. 000-51338).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date:	May 7, 2021	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2021	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)