Form 10-Q
period 2021-06-30
PARKE BANCORP, INC.
filed 2021-08-09
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021
or
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

Yes [☐ ]                No [☒]

As of August 9, 2021, there were 11,893,243 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$15,860	$20,571
Interest bearing deposits with banks	514,934	438,030
Cash and cash equivalents	530,794	458,601
Investment securities available for sale, at fair value	16,131	19,882
Investment securities held to maturity (fair value of $1,515 at June 30, 2021 and $1,530 at December 31, 2020)	1,253	1,224
Total investment securities	17,384	21,106
Loans held for sale	—	200
Loans, net of unearned income	1,519,091	1,565,807
Less: Allowance for loan losses	(30,068)	(29,698)
Net loans	1,489,023	1,536,109
Accrued interest receivable	8,466	8,772
Premises and equipment, net	6,476	6,698
Restricted stock	6,202	7,542
Bank owned life insurance (BOLI)	27,285	27,002
Deferred tax asset	8,643	8,611
Other	7,195	3,681
Total assets	$2,101,468	$2,078,322
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$517,567	$428,860
Interest-bearing deposits	1,206,935	1,163,583
Total deposits	1,724,502	1,592,443
FHLBNY borrowings	101,650	134,650
FRB advances	—	90,026
Subordinated debentures	42,637	42,542
Accrued interest payable	1,833	2,338
Other	13,835	13,726
Total liabilities	1,884,457	1,875,725
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 470 shares and 480 shares outstanding at June 30, 2021 and December 31, 2020, respectively	470	480
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,177,765 shares and 12,136,567 shares at June 30, 2021 and Dec. 31, 2020, respectively	1,218	1,214
Additional paid-in capital	135,318	134,989
Retained earnings	81,262	66,794
Accumulated other comprehensive income	369	463
Treasury stock, 284,522 shares at June 30, 2021 and Dec. 31, 2020, at cost	(3,015)	(3,015)
Total shareholders’ equity	215,622	200,925
Noncontrolling interest in consolidated subsidiaries	1,389	1,672
Total equity	217,011	202,597
Total liabilities and equity	$2,101,468	$2,078,322

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$21,053	$20,139	$41,291	$40,467
Interest and dividends on investments	182	259	382	537
Interest on deposits with banks	131	45	254	996
Total interest income	21,366	20,443	41,927	42,000
Interest expense:
Interest on deposits	2,472	4,759	5,299	10,210
Interest on borrowings	811	793	1,739	1,700
Total interest expense	3,283	5,552	7,038	11,910
Net interest income	18,083	14,891	34,889	30,090
Provision for loan losses	—	2,000	500	3,396
Net interest income after provision for loan losses	18,083	12,891	34,389	26,694
Non-interest income
Gain on sale of SBA loans	79	—	124	—
Other loan fees	331	165	595	406
Bank owned life insurance income	143	147	283	293
Service fees on deposit accounts	1,212	514	2,824	1,082
Net gain (loss) on sale and valuation adjustment of OREO	72	(21)	51	(153)
Other	257	121	452	286
Total non-interest income	2,094	926	4,329	1,914
Non-interest expense
Compensation and benefits	2,455	2,689	5,080	5,234
Professional services	889	396	1,742	751
Occupancy and equipment	606	518	1,150	998
Data processing	337	308	682	625
FDIC insurance and other assessments	311	153	572	294
OREO expense	113	67	127	178
Other operating expense	1,009	731	2,136	1,651
Total non-interest expense	5,720	4,862	11,489	9,731
Income before income tax expense	14,457	8,955	27,229	18,877
Income tax expense	3,633	2,311	6,879	4,865
Net income attributable to Company and noncontrolling interest	10,824	6,644	20,350	14,012
Less: Net income attributable to noncontrolling interest	(67)	(103)	(164)	(259)
Net income attributable to Company	10,757	6,541	20,186	13,753
Less: Preferred stock dividend	(7)	(7)	(14)	(15)
Net income available to common shareholders	$10,750	$6,534	$20,172	$13,738
Earnings per common share
Basic	$0.90	$0.55	$1.70	$1.16
Diluted	$0.89	$0.55	$1.67	$1.15
Weighted average common shares outstanding
Basic	11,891,558	11,849,118	11,881,902	11,849,041
Diluted	12,111,693	11,977,597	12,110,269	11,992,899

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$10,824	$6,644	$20,350	$14,012
Unrealized gains on investment securities, net of reclassification into income:
Unrealized (losses) gains on non-OTTI securities	(15)	91	(127)	774
Tax impact on unrealized gain (loss)	4	(22)	33	(190)
Total unrealized (losses) gains on investment securities	(11)	69	(94)	584
Comprehensive income	10,813	6,713	20,256	14,596
Less: Comprehensive loss attributable to noncontrolling interests	(67)	(103)	(164)	(259)
Comprehensive income attributable to the Company	$10,746	$6,610	$20,092	$14,337

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, March 31, 2021	$470	12,167,887	$1,217	$135,246	$74,324	$380	$(3,015)	$208,622	$1,322	$209,944
Net income	—	—	—	—	10,757	—	—	10,757	67	10,824
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—
Common stock options exercised	—	9,878	1	13	—	—	—	14	—	14
Other comprehensive income	—	—	—	—	—	(11)	—	(11)	—	(11)
Stock compensation expense	—	—	—	59	—	—	—	59	—	59
Dividend on preferred stock	—	—	—	—	(14)	—	—	(14)	—	(14)
Dividend on common stock	—	—	—	—	(3,805)	—	—	(3,805)	—	(3,805)
Balance, June 30, 2021	$470	12,177,765	$1,218	$135,318	$81,262	$369	$(3,015)	$215,622	$1,389	$217,011

Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Net income	—	—	—	—	20,186	—	—	20,186	164	20,350
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(447)	(447)
Common stock options exercised	—	39,823	4	210	—	—	—	214	—	214
Preferred stock shares conversion	(10)	1.375	—	10	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(94)	—	(94)	—	(94)
Stock compensation expense	—	—	—	109	—	—	—	109	—	109
Dividend on preferred stock	—	—	—	—	(14)	—	—	(14)	—	(14)
Dividend on common stock	—	—	—	—	(5,704)	—	—	(5,704)	—	(5,704)
Balance, June 30, 2021	$470	12,177,765	$1,218	$135,318	$81,262	$369	$(3,015)	$215,622	$1,389	$217,011

See accompanying notes to consolidated financial statements

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, March 31, 2020	$500	12,133,640	$1,213	$134,769	$49,449	$573	$(3,015)	$183,489	$1,381	$184,870
Net income	—	—	—	—	6,541	—	—	6,541	103	6,644
Other comprehensive income	—	—	—	—	—	69	—	69	—	69
Stock compensation expense	—	—	—	61	—	—	—	61	—	61
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,896)	—	—	(1,896)	—	(1,896)
Balance, June 30, 2020	$500	12,133,640	$1,213	$134,830	$54,087	$642	$(3,015)	$188,257	$1,484	$189,741

Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Net income	—	—	—	—	13,753	—	—	13,753	259	14,012
Earnings distribution to non-controlling interest									(594)	(594)
Common stock options exercised	—	845	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	584	—	584	—	584
Stock compensation expense	—	—	—	125	—	—	—	125	—	125
Stock Dividend	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(15)	—	—	(15)	—	(15)
Dividend on common stock	—	—	—	—	(3,792)	—	—	(3,792)	—	(3,792)
Balance, June 30, 2020	$500	12,133,640	$1,213	$134,830	$54,087	$642	$(3,015)	$188,257	$1,484	$189,741

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$20,350	$14,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345	243
Provision for loan losses	500	3,396
Increase in value of bank-owned life insurance	(283)	(293)
Gain on sale of SBA loans	(124)	—
SBA loans originated for sale	(902)	—
Proceeds from sale of SBA loans originated for sale	1,026	—
Net (gain) loss on sale of OREO and valuation adjustments	(51)	153
Net accretion of purchase premiums and discounts on securities	31	24
Stock based compensation	109	125
Net changes in:
Decrease in accrued interest receivable and other assets	(1,693)	(8,442)
(Decrease) increase in accrued interest payable and other accrued liabilities	(396)	2,117
Net cash provided by operating activities	18,912	11,335
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	3,564	2,943
Net decrease (increase) in loans	45,078	(123,463)
Purchases of bank premises and equipment	(28)	(205)
Proceeds from sale of OREO, net	245	802
Redemptions (purchase) of restricted stock	1,340	(102)
Net cash provided by (used) in investing activities	50,199	(120,025)
Cash Flows from Financing Activities:
Cash dividends	(5,718)	(3,638)
Earnings distribution to non-controlling interest	(447)	(594)
Proceeds from exercise of stock options	214	—
Net (decrease) increase in FHLBNY and short-term borrowings	(33,000)	72,896
Net decrease in other borrowings	(90,026)	—
Net increase in noninterest-bearing deposits	88,707	97,081
Net increase in interest-bearing deposits	43,352	72,261
Net cash provided by financing activities	3,082	238,006
Net increase in cash and cash equivalents	72,193	129,316
Cash and Cash Equivalents, January 1,	458,601	191,607
Cash and Cash Equivalents, June 30,	$530,794	$320,923

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,543	$12,416
Income taxes paid	$9,828	$—

Non-cash Investing and Financing Items
Loans transferred to OREO	$1,709	$45
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying interim financial statements for the three and six months ended June 30, 2021 and 2020 are unaudited. The balance sheet as of December 31, 2020, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2021 and December 31, 2020:

As of June 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	15,118	521	24	15,615
Collateralized mortgage obligations	16	—	—	16
Total available for sale	$15,634	$521	$24	$16,131

Held to maturity:
States and political subdivisions	$1,253	$262	$—	$1,515

As of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	18,736	646	23	19,359
Collateralized mortgage obligations	22	1	—	23
Total available for sale	$19,258	$647	$23	$19,882

Held to maturity:
States and political subdivisions	$1,224	$306	$—	$1,530

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2021 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$31	$30
Due after one year through five years	500	500
Due after five years through ten years	8,827	9,110
Due after ten years	6,276	6,491
Total available for sale	$15,634	$16,131

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,253	1,515
Due after ten years	—	—
Total held to maturity	$1,253	$1,515

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2021. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

As of June 30, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$1,562	$21	$162	$3	$1,724	$24
Total available for sale	$1,562	$21	$162	$3	$1,724	$24

As of December 31, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$2,142	$20	$215	$3	$2,357	$23
Total available for sale	$2,142	$20	$215	$3	$2,357	$23

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

The Company’s unrealized loss for the debt securities is comprised of 1 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at June 30, 2021, and 2 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at December 31, 2020. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at June 30, 2021.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2021 and December 31, 2020, the Company had $1.52 billion and $1.57 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net reduction of $0.1 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had zero and $200,000 in loans held for sale at June 30, 2021 and December 31, 2020, respectively. Also, at June 30, 2021, our commercial and industrial loan portfolio includes $71.5 million of loans to small businesses through the Paycheck Protection Program ("SBA PPP" loans), which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at June 30, 2021 and December 31, 2020, consist of the following:

	June 30, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$94,856	$121,808
Construction	200,232	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	131,158	132,207
Commercial – Non-owner Occupied	318,513	324,840
Residential – 1 to 4 Family	681,348	670,827
Residential – Multifamily	83,806	94,748
Consumer	9,178	10,364
Total Loans	$1,519,091	$1,565,807

An age analysis of past due loans by class at June 30, 2021 and December 31, 2020 is as follows:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$98	$48	$146	$94,710	$94,856	$—
Construction	—	—	1,365	1,365	198,867	200,232	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	150	2,170	2,320	128,838	131,158	—
Commercial – Non-owner Occupied	—	—	309	309	318,204	318,513	—
Residential – 1 to 4 Family	—	99	1,009	1,108	680,240	681,348	—
Residential – Multifamily	—	—	—	—	83,806	83,806	—
Consumer	—	—	178	178	9,000	9,178	—
Total Loans	$—	$347	$5,079	$5,426	$1,513,665	$1,519,091	$—

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$50	$50	$121,758	$121,808	$—
Construction	—	—	1,365	1,365	209,648	211,013	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,171	5,521	6,692	125,515	132,207	—
Commercial – Non-owner Occupied	—	872	69	941	323,899	324,840	—
Residential – 1 to 4 Family	—	662	1,669	2,331	668,496	670,827	—
Residential – Multifamily	—	—	—	—	94,748	94,748	—
Consumer	45	—	55	100	10,264	10,364	—
Total Loans	$45	$2,705	$8,729	$11,479	$1,554,328	$1,565,807	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2021
March 31, 2021	$474	$3,744	$3,335	$9,160	$11,825	$1,538	$134	$30,210
Charge-offs	—	—	—	(153)	—	—	—	(153)
Recoveries	8	—	3	—	—	—	—	11
Provisions (benefits)	(170)	(262)	164	(493)	1,058	(288)	(9)	—
Ending Balance at June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068

Allowance for loan losses
Six months ended June 30, 2021
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	—	—	(153)	—	—	—	(153)
Recoveries	12	—	11	—	—	—	—	23
Provisions	(192)	123	413	269	288	(389)	(12)	500
Ending Balance at June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068

Allowance for loan losses
Individually evaluated for impairment	$10	$220	$6	$236	$133	$—	$—	$605
Collectively evaluated for impairment	302	3,262	3,496	8,278	12,750	1,250	125	29,463
Ending Balance at June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068

Loans
Individually evaluated for impairment	$48	$1,365	$2,379	$5,724	$1,478	$—	$178	$11,172
Collectively evaluated for impairment	94,808	198,867	128,779	312,789	679,870	83,806	9,000	1,507,919
Ending Balance at June 30, 2021	$94,856	$200,232	$131,158	$318,513	$681,348	$83,806	$9,178	$1,519,091

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2020
March 31, 2020	$961	$3,127	$2,235	$6,211	$9,625	$890	$170	$23,219
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	3	—	3	3	—	—	—	9
Provisions (benefits)	23	533	176	(33)	1,141	168	(8)	2,000
Ending Balance at June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228

Allowance for loan losses
Six months ended June 30, 2020
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	7	—	8	6	—	—	—	21
Provisions	16	853	383	315	1,615	239	(25)	3,396
Ending Balance at June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228

Allowance for loan losses
Individually evaluated for impairment	$325	$329	$163	$458	$230	$—	$—	$1,505
Collectively evaluated for impairment	662	3,331	2,251	5,723	10,536	1,058	162	23,723
Ending Balance at June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228

Loans
Individually evaluated for impairment	$325	$4,990	$7,582	$10,292	$3,132	$—	$—	$26,321
Collectively evaluated for impairment	111,742	248,547	131,960	292,236	637,237	84,677	11,513	1,517,912
Ending Balance at June 30, 2020	$112,067	$253,537	$139,542	$302,528	$640,369	$84,677	$11,513	$1,544,233

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

The following tables provide further detail on impaired loans and the associated ALLL at June 30, 2021 and December 31, 2020:

June 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$38	$38	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,379	2,379	—
Commercial – Non-owner Occupied	5,655	5,655	—
Residential – 1 to 4 Family	962	1,095	—
Residential – Multifamily	—	—	—
Consumer	178	178	—
	9,212	9,345	—
With an allowance recorded:
Commercial and Industrial	10	18	10
Construction	1,365	5,856	220
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	6
Commercial – Non-owner Occupied	69	69	236
Residential – 1 to 4 Family	516	516	133
Residential – Multifamily	—	—	—
Consumer	—	—	—
	1,960	6,459	605
Total:
Commercial and Industrial	48	56	10
Construction	1,365	5,856	220
Real Estate Mortgage:
Commercial – Owner Occupied	2,379	2,379	6
Commercial – Non-owner Occupied	5,724	5,724	236
Residential – 1 to 4 Family	1,478	1,611	133
Residential – Multifamily	—	—	—
Consumer	178	178	—
	$11,172	$15,804	$605

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$37	$37	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,853	2,853	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	899	899	—
Residential – Multifamily	55	55	—
Consumer	—	—	—
	3,913	3,913	—
With an allowance recorded:
Commercial and Industrial	12	19	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	2,882	2,882	200
Commercial – Non-owner Occupied	10,040	10,040	350
Residential – 1 to 4 Family	976	976	141
Residential – Multifamily	—	—	—
Consumer	—	—	—
	18,750	23,247	1,004
Total:
Commercial and Industrial	49	56	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	5,735	5,735	200
Commercial – Non-owner Occupied	10,109	10,109	350
Residential – 1 to 4 Family	1,875	1,875	141
Residential – Multifamily	55	55	—
Consumer	—	—	—
	$22,663	$27,160	$1,004

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$52	$—	$361	$8
Construction	1,365	—	4,991	39
Real Estate Mortgage:
Commercial – Owner Occupied	2,447	3	6,193	49
Commercial – Non-owner Occupied	5,665	70	10,298	16
Residential – 1 to 4 Family	1,487	11	2,478	40
Residential – Multifamily	—	—	—	—
Consumer	178	2	—	—
Total	$11,194	$86	$24,321	$152

	Six Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$51	$—	$336	$12
Construction	1,365	—	5,030	79
Real Estate Mortgage:
Commercial – Owner Occupied	2,449	6	5,740	81
Commercial – Non-owner Occupied	5,673	135	10,340	154
Residential – 1 to 4 Family	1,496	26	2,133	54
Residential – Multifamily	—	—	—	—
Consumer	178	4	—	—
Total	$11,212	$171	$23,579	$380

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $6.1 million and $13.9 million, respectively, at June 30, 2021 and December 31, 2020. Nonperforming TDR loans were zero and $274,000 at June 30, 2021 and December 31, 2020, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Under Interagency Statement ("Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)") issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term deferrals through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For TDR loans, we had specific reserves of $264,538 and $420,000 in the allowance at June 30, 2021 and December 31, 2020, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2021 and December 31, 2020 is as follows:

At June 30, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$94,808	$—	$48	$—	$94,856
Construction	198,867	—	1,365	—	200,232
Real Estate Mortgage:
Commercial – Owner Occupied	125,959	3,029	2,170	—	131,158
Commercial – Non-owner Occupied	303,824	14,380	309	—	318,513
Residential – 1 to 4 Family	679,887	453	1,008	—	681,348
Residential – Multifamily	83,806	—	—	—	83,806
Consumer	9,000	—	178	—	9,178
Total	$1,496,151	$17,862	$5,078	$—	$1,519,091

At December 31, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$121,715	$43	$50	$—	$121,808
Construction	209,648	—	1,365	—	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	123,657	3,029	5,521	—	132,207
Commercial – Non-owner Occupied	324,649	—	191	—	324,840
Residential – 1 to 4 Family	668,593	462	1,772	—	670,827
Residential – Multifamily	94,748	—	—	—	94,748
Consumer	10,309	—	55	—	10,364
Total	$1,553,319	$3,534	$8,954	$—	$1,565,807

NOTE 5. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $217.0 million and $202.6 million at June 30, 2021 and December 31, 2020, respectively.

Common stock dividend: On June 22, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 6, 2021, and paid the dividend on July 20, 2021. On April 23, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of May 4, 2021, and paid the dividend on May 18, 2021. On January 19, 2021, the Company declared a cash dividend of $0.16 per share to common shareholders of record as of February 1, 2021, and paid the dividend February 16, 2021.

Preferred stock dividend: The Company declared cash dividends of $14,100 and $7,000 to preferred stock holders during the three months ended June 30, 2021 and June 30, 2020, respectively. The Company declared cash dividends of $14,100 and $15,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

Conversion of preferred stock: During the six months ended June 30, 2021, preferred stockholders converted 10 shares of preferred shares into 1,375 shares of common stock. During the six months ended June 30, 2020, there was no conversion from preferred stock shares to common shares.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. The Company distributed PDL earnings of $447,000 and $594,000 to Bridgestone during the first six months of 2021 and 2020, respectively.

Other comprehensive income

The changes in accumulated other comprehensive income (loss) consisted of the following for the six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Investment securities:
Net unrealized (losses) gains arising during the period	$(15)	$91
Tax effect related to the unrealized (loss) gain during the periods	4	(22)
(Loss) gain in other comprehensive income	$(11)	$69

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Investment securities:
Net unrealized (losses) gains arising during the period	$(127)	$774
Tax effect related to the unrealized (loss) gain during the periods	33	(190)
Change in other comprehensive income	$(94)	$584

NOTE 6. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$10,757	$6,541	$20,186	$13,753
Less: Dividend on series B preferred stock	(7)	(7)	(14)	(15)
Net income available to common shareholders	10,750	6,534	20,172	13,738
Basic weighted-average common shares outstanding	11,891,558	11,849,118	11,881,902	11,849,041
Basic earnings per common share	$0.90	$0.55	$1.70	$1.16
Diluted earnings per common share
Net income available to common shares	$10,750	$6,534	$20,172	$13,738
Add: Dividend on series B preferred stock	7	7	14	15
Net income available to diluted common shares	10,757	6,541	20,186	13,753
Basic weighted-average common shares outstanding	11,891,558	11,849,118	11,881,902	11,849,041
Dilutive potential common shares	220,135	128,479	228,367	143,858
Diluted weighted-average common shares outstanding	12,111,693	11,977,597	12,110,269	11,992,899
Diluted earnings per common share	$0.89	$0.55	$1.67	$1.15

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of June 30, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	15,615	—	15,615
Collateralized mortgage-backed securities	—	16	—	16
Loans held for sale	—	—	—	—
Total	$—	$16,131	$—	$16,131
As of December 31, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	19,359	—	19,359
Collateralized mortgage-backed securities	—	23	—	23
Loans held for sale	—	200	—	200
Total	$—	$20,082	$—	$20,082

For the six months ended June 30, 2021, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2021 and 2020.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2021
Collateral-dependent impaired loans	$—	$—	$4,860	$4,860
OREO	—	—	1,654	1,654
As of December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,558	$11,558
OREO	—	—	139	139

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

Restricted stock: Carrying value of Federal Home Loan Bank of New York ("FHLBNY") and the Atlantic Central Bankers Bank stocks represent the par values of the stocks and is adjusted for impairments if any. The carrying value approximated fair value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2021 and December 31, 2020:

June 30, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$530,794	$530,794	$530,794	$—	$—
Investment securities AFS	16,131	16,131	—	16,131	—
Investment securities HTM	1,253	1,515	—	1,515	—
Restricted stock	6,202	6,202	—	—	6,202
Loans held for sale	—	—	—	—	—
Loans, net	1,489,023	1,492,687	—	1,485,379	7,308
Accrued interest receivable	8,466	8,466	—	8,466	—

Financial Liabilities:
Non-time deposits	$1,040,380	$1,040,380	$—	$1,040,380	$—
Time deposits	684,124	688,943	—	688,943	—
Borrowings	144,287	140,788	—	140,788	—
Accrued interest payable	1,833	1,833	—	1,833	—

December 31, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,601	$458,601	$458,601	$—	$—
Investment securities AFS	19,882	19,882	—	19,882	—
Investment securities HTM	1,224	1,530	—	1,530	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	200	200	—	200	—
Loans, net	1,536,109	1,555,509	—	1,533,850	21,659
Accrued interest receivable	8,772	8,772	—	8,772	—

Financial Liabilities:
Non-time deposits	$925,113	$925,113	$—	$925,113	$—
Time deposits	667,330	672,385	—	672,385	—
Borrowings	267,218	265,119	—	265,119	—
Accrued interest payable	2,338	2,338	—	2,338	—

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

Our ROU assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At June 30, 2021, we had future minimum lease payments of $27.1 million and lease liability $2.2 million. The weighted average remaining lease term was 55.5 years and weighted average discount rate was 7.4% at June 30, 2021, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended June 30, 2021:

June 30, 2021
(Dollars in thousands)
Lease right of use ("ROU") assets	$2,182
Lease liabilities	$2,182

The following table presents future undiscounted cash flows on our operating leases:

June 30, 2021
(Dollars in thousands)
Remainder of 2021	$164
2022	330
2023	250
2024	262
2025	262
Thereafter	25,877
Total undiscounted lease payments	$27,145

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2021. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of June 30, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $138.4 million and $144.6 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2021 and December 31, 2020, standby letters of credit with customers were $1.7 million and $1.7 million, respectively.

On March 5, 2021, the Bank entered into an agreement with the FHLBNY, for a Municipal Letter of Credit ("MLOC"), of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 7, 2022. There were no outstanding borrowings on the letter of credit as of June 30, 2021.

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
At June 30, 2021 and December 31, 2020, deposit balances from cannabis customers were approximately $327.9 million and $259.4 million, or 19.0% and 16.3% of total deposits, respectively, with two customers accounting for 20.7% and 19.2% of the total at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, there were cannabis-related loans in the amounts of $6.5 million and $8.0 million, respectively. We recorded approximately $193 thousand and $465 thousand of interest income in the six months ended June 30, 2021 and year ended December 31, 2020, respectively, related to these loans. The fee income for the six months ended June 30, 2021 and year ended December 31, 2020, from the commercial deposit accounts of depositors who do business in the cannabis industry were $2.6 million and $2.2 million, respectively, and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out of including the net unrealized gain or loss on available for sale securities in computing regulatory capital. At June 30, 2021 and December 31, 2020, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The leverage ratios of the Company and the Bank at June 30, 2021 are as follows:

Regulatory Capital Compliance
As of June 30, 2021	Actual		For Capital Adequacy Purposes
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$230,045	11.00%	$83,648	8.50%
Parke Bank:
Tier 1 leverage	$258,318	12.36%	$83,616	8.50%

The Company and Bank's regulatory capital as of December 31, 2020, is presented in the following table.

As of December 31, 2020	Actual		For Capital Adequacy Purposes*
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$261,143	20.61%	$101,365	8.00%
Tier 1 risk-based capital	215,134	16.98%	76,024	6.00%
Tier 1 leverage	215,134	10.90%	157,968	8.00%
Tier 1 common equity	200,003	15.78%	57,018	4.50%
Parke Bank:
Tier 1 leverage	243,899	12.35%	157,936	8.00%

* Combination of both community bank leverage approach and the regular rule of capital adequacy.

Consent Orders with Banking Regulators

During the fourth quarter of 2020, the Bank entered into a Stipulation to the Issuance of a Consent Order with each of the Federal Deposit Insurance Corporation (the “FDIC”) and the New Jersey Department of Banking and Insurance (the “NJDOBI”) (the “Consent Orders”), relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Orders, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program.

Under the terms of the Consent Orders the Bank and/or its Board of Directors is required to take certain actions including, among other things, increasing supervision and direction of the Bank’s BSA compliance program, implementation of sound BSA policies and procedures, reviewing and improving the Bank’s BSA compliance program, BSA risk assessment, system of BSA internal controls, and customer due diligence policies and reviewing and improving policies and procedures for monitoring and reporting suspicious activity. Numerous actions have been taken or completed by the Bank in complying with the Consent Orders and strengthening its BSA compliance practices, policies, procedures and controls. The Consent Orders have resulted in additional BSA compliance expenses for the Bank and the Company. The Consent Orders do not otherwise impact the Bank’s business activities outside of BSA and did not require the Bank to pay any civil money penalty or require additional capital.

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

At June 30, 2021, we had total assets of $2.10 billion, and total equity of $217.0 million. Net income available to common shareholders for the three and six months ended June 30, 2021 was $10.8 million and $20.2 million.

The Global Outbreak of the COVID-19 Coronavirus

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Income: Our net income available to common shareholders for the second quarter of 2021 increased $4.2 million, or 64.5%, to $10.8 million, compared to $6.5 million for the same period last year. Earnings per share were $0.90 per basic common share and $0.89 per diluted common share for the second quarter of 2021 compared to $0.55 per basic common share and $0.55 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $0.9 million increase in interest and fees on loans, a $2.3 million decrease in interest on deposits, a $2.0 million decrease in the provision for loan losses, and an increase in service fees on deposit accounts of $0.7 million, partially offset by an increase in non-interest expense of $0.9 million, and an increase in income tax expense of $1.3 million.

Net Interest Income: Our net interest income increased $3.2 million, or 21.4%, to $18.1 million for the second quarter of 2021 compared to $14.9 million for the second quarter of 2020. The increase in net interest income was primarily due to an increase of $0.9 million on interest and fees on loans, mainly driven by fees earned on PPP loans, as well as reductions in interest rates on deposits which reduced interest expense by $2.3 million.

Provision for loan losses: For the three months ended June 30, 2021, the provision for loan losses decreased to zero, compared to $2.0 million for the three months ended June 30, 2020. The decrease in the provision was primarily due to lower loan growth over the second quarter of 2021, as well as the prior year consideration of the potential impact of the COVID-19 pandemic. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $2.1 million for the three months ended June 30, 2021, an increase of $1.2 million, compared to $0.9 million for the same period last year. The increase is primarily attributable to an increase in service fees from deposit accounts related to our medical-use cannabis related businesses. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-interest Expense: Our non-interest expense increased $0.9 million to $5.7 million for the three months ended June 30, 2021, from $4.9 million for the three months ended June 30, 2020. The increase was primarily due to an increase in professional fees related to our BSA remediation efforts and various other expense categories as a result of the growth of the Company.

Income Tax: Income tax expense was $3.6 million on income before taxes of $14.5 million for the three months ended June 30, 2021, resulting in an effective tax rate of 25.1%, compared to income tax expense of $2.3 million on income before taxes of $9.0 million for the same period of 2020, resulting in an effective tax rate of 25.8%.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income: Our net income available to common shareholders for the six months ended June 30, 2021 increased $6.4, or 46.8%, to $20.2 million compared to $13.7 million for the six months ended June 30, 2020. Earnings per share were $1.70 per basic common share and $1.67 per diluted common share for the six months ended June 30, 2021 compared to $1.16 per basic common share and $1.15 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from higher interest and fees on loans of $0.8 million, a decrease in interest on deposits of $4.9 million, a decrease in the provision for loan losses of $2.9 million, and an increase in non-interest income of $2.4 million, partially offset by a decrease in interest on deposits with banks of $0.7 million, higher non-interest expense of $1.8 million, and higher taxes of $2.0 million.

Net interest income: Our net interest income increased $4.8 million, or 15.9% to $34.9 million for the six months ended June 30, 2021, compared to $30.1 million for the same period last year. Interest income for the six months ended June 30, 2021 decreased to $41.9 million, a decrease of $0.1 million, or 0.2%, from $42.0 million for the same period of 2020. The decrease in interest income was primarily due to a decrease in interest on Federal Reserve Bank deposits of $0.7 million, as the Federal Reserve Board reduced interest rates in response to the COVID-19 pandemic, as well as a decrease in interest on investments of $0.2 million. Interest expense decreased $4.9 million for the year to date June 30, 2021, compared to the same period in 2020, primarily due to reductions in market interest rates.

Provision for loan losses: The provision for loan losses was $0.5 million for the six months ended June 30, 2021 compared to the provision for loan losses of $3.4 million for the same period last year. The $2.9 million decrease in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty attributed to the COVID-19 pandemic and the impact on the credit quality on our borrowers as of June 30, 2020. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $4.3 million for the six months ended June 30, 2021, an increase of $2 million, or 126.2%, compared to $1.9 million for the same period last year. The increase is primarily attributable to an increase in service fees on deposit accounts. Fee income for the six months ended June 30, 2021 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $2.8 million, compared to $1.1 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 9. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense increased $1.8 million to $11.5 million for the six months ended June 30, 2021, from $9.7 million for the six months ended June 30, 2020. The increase was primarily due to an increase in professional fees related to our BSA remediation efforts and various other expense categories as a result of the growth of the Company.

Income Tax: Income tax expense was $6.9 million on income before taxes of $27.2 million for the six months ended June 30, 2021, resulting in an effective tax rate of 25.3%, compared to income tax expense of $4.9 million on income before taxes of $18.9 million for the same period of 2020, resulting in an effective tax rate of 25.8%.

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

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,534,206	$21,053	5.50%	$1,529,031	$20,139	5.30%
Investment securities*	23,907	182	3.09%	33,220	259	3.14%
Interest bearing deposits	483,852	131	0.11%	239,485	45	0.08%
Total interest-earning assets	2,041,965	21,366	4.20%	1,801,736	20,443	4.56%
Other assets	79,436			69,030
Allowance for loan losses	(30,212)			(23,894)
Total assets	$2,091,189			$1,846,872
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$74,283	$84	0.45%	$60,720	$82	0.54%
Money markets	308,407	519	0.67%	269,866	1,101	1.64%
Savings	139,450	179	0.51%	114,617	148	0.52%
Time deposits	645,308	1,644	1.02%	542,441	2,818	2.09%
Brokered certificates of deposit	35,453	46	0.52%	147,450	610	1.66%
Total interest-bearing deposits	1,202,901	2,472	0.82%	1,135,094	4,759	1.69%
Borrowings	144,256	811	2.25%	192,076	793	1.66%
Total interest-bearing liabilities	1,347,157	3,283	0.98%	1,327,170	5,552	1.68%
Non-interest bearing deposits	512,096			317,075
Other liabilities	17,021			13,548
Total non-interest bearing liabilities	529,117			330,623
Equity	214,915			189,079
Total liabilities and shareholders’ equity	$2,091,189			$1,846,872
Net interest income		$18,083			$14,891
Interest rate spread			3.22%			2.88%
Net interest margin			3.55%			3.32%
*Includes balances of FHLB and ACCBB stock.

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,547,566	$41,291	5.38%	$1,488,737	$40,467	5.47%
Investment securities*	25,342	382	3.06%	33,894	537	3.19%
Interest bearing deposits	491,865	256	0.10%	268,752	996	75.00%
Total interest-earning assets	2,064,773	41,929	4.10%	1,791,383	42,000	4.71%
Other assets	75,542			67,184
Allowance for loan losses	(30,063)			(22,966)
Total assets	$2,110,252			$1,835,601
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$70,985	$160	0.45%	$59,580	$165	0.56%
Money markets	312,739	1,093	0.70%	256,794	2,247	1.76%
Savings	131,155	336	0.52%	162,595	402	0.50%
Time deposits	636,888	3,554	1.13%	553,692	6,085	2.21%
Brokered certificates of deposit	45,582	156	0.69%	139,228	1,311	1.89%
Total interest-bearing deposits	1,197,349	5,299	0.89%	1,171,889	10,210	1.75%
Borrowings	184,045	1,739	1.91%	170,064	1,700	2.01%
Total interest-bearing liabilities	1,381,394	7,038	1.02%	1,341,953	11,910	1.78%
Non-interest bearing deposits	502,186			294,084
Other liabilities	15,899			12,962
Total non-interest bearing liabilities	518,085			307,046
Equity	210,773			186,602
Total liabilities and shareholders’ equity	$2,110,252			$1,835,601
Net interest income		$34,891			$30,090
Interest rate spread			3.08%			2.93%
Net interest margin			3.41%			3.38%

Financial Condition
General
At June 30, 2021, the Company’s total assets were $2.10 billion, an increase of $23.1 million, or 1.1%, from December 31, 2020. The increase in total assets was primarily attributable to an increase in cash of $72.2 million, partially offset by a decrease in loans of $46.7 million and a decrease in investment securities of $3.7 million. The increase in cash and cash equivalents was primarily due to cash received from the increase in deposits, partially offset by the payoff of Federal Reserve Bank advances, and reduction in FHLB borrowings. Loans decreased $46.7 million at June 30, 2021, primarily due to decreases in the commercial loan and residential mortgage loan portfolios, compared to the balances at December 31, 2020.

Total liabilities were $1.88 billion at June 30, 2021. This represented an $8.7 million, or 0.5%, increase from $1.88 billion at December 31, 2020. The increase in total liabilities was primarily due to an increase in total deposits, which increased $132.1 million, or 8.3%, to $1.72 billion at June 30, 2021 from $1.59 billion at December 31, 2020. The increase in total deposits was partially offset by $90.0 million repayment in advances from the Federal Reserve Bank for the SBA PPP loan facility, as well as $33.0 million reduction in Federal Home Loan Bank borrowings.

Total equity was $217.0 million and $202.6 million at June 30, 2021 and December 31, 2020, respectively, an increase of $14.4 million from December 31, 2020.

The following table presents certain key condensed balance sheet data as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Cash and cash equivalents	$530,794	$458,601
Investment securities	17,384	21,106
Loans held for sale	—	200
Loans, net of unearned income	1,519,091	1,565,807
Allowance for loan losses	(30,068)	(29,698)
Total assets	2,101,468	2,078,322
Total deposits	1,724,502	1,592,443
FHLBNY borrowings	101,650	134,650
Subordinated debt	42,637	42,542
FRB advances	—	90,026
Total liabilities	1,884,457	1,875,725
Total equity	217,011	202,597
Total liabilities and equity	2,101,468	2,078,322

Cash and cash equivalents

Cash and cash equivalents increased $72.2 million to $530.8 million at June 30, 2021 from $458.6 million at December 31, 2020, an increase of 15.7%. The increase was primarily due to cash received from the increase in deposits, net of reductions in Federal Reserve Bank advances and FHLBNY borrowings.

Investment securities

Total investment securities decreased to $17.4 million at June 30, 2021, from $21.1 million at December 31, 2020, a decrease of $3.7 million or 17.6%. The decrease was primarily due to the normal pay downs of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Beginning in April 2020, the Company has been lending to small business through the SBA PPP loan program, which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll during the COVID-19 pandemic. Since the beginning of the loan program through June 30, 2021, the Bank has originated approximately $117.8 million of SBA PPP loans, and had $71.5 million of such loans outstanding as of June 30, 2021.

During the early second quarter of 2020, we established loan deferment and relief programs that are intended to provide an immediate and appropriate level of financial relief for the individuals and businesses experiencing hardship as a result of the COVID-19 pandemic. The program provides three types of deferrals of monthly loan payments for three months with one time renewal option to certain qualified borrowers. It also requires that the borrowers were current on payments at the time of the modification. The majority of the deferrals recorded under this program are no longer in the deferral period as of June 30, 2021.

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. We had no loans held for sale at June 30, 2021 and $0.2 million at December 31, 2020, respectively.

Loans receivable: Loans receivable decreased to $1.52 billion at June 30, 2021 from $1.57 billion at December 31, 2020. The decrease was primarily due to decreases in the commercial and industrial, residential - multifamily, and construction portfolios. Loans receivable, excluding loans held for sale, as of June 30, 2021 and December 31, 2020, consisted of the following:

	June 30, 2021		December 31, 2020
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$94,856	6.2%	$121,808	7.8%
Construction	200,232	13.2%	211,013	13.5%
Real Estate Mortgage:
Commercial – Owner Occupied	131,158	8.6%	132,207	8.4%
Commercial – Non-owner Occupied	318,513	21.0%	324,840	20.7%
Residential – 1 to 4 Family	681,348	43.2%	670,827	42.8%
Residential – Multifamily	83,806	5.5%	94,748	6.1%
Consumer	9,178	0.6%	10,364	0.7%
Total Loans	$1,519,091	98.3%	$1,565,807	100.0%

Deposits

At June 30, 2021, total deposits increased to $1.72 billion from $1.59 billion at December 31, 2020, an increase of $132.1 million, or 8.3%. Deposits growth was primarily due to an increase in non-interest bearing demand deposits and an increase in interest bearing savings accounts.

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Noninterest-bearing	$517,567	$428,860
Interest-bearing
Checking	68,134	66,507
Savings	147,702	116,605
Money market	306,977	313,142
Time deposits	684,122	667,329
Total deposits	$1,724,502	$1,592,443

Borrowings
Total borrowings were $144.3 million at June 30, 2021, a decrease of $122.9 million from December 31, 2020, primarily due to the repayment of advances from the Federal Reserve for the SBA PPP loan facility, as well as the reduction of FHLBNY advances.

Equity

Total equity increased to $217.0 million at June 30, 2021 from $202.6 million at December 31, 2020, an increase of $14.4 million, or 7.1%, primarily due to the retention of earnings from the period.

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
At June 30, 2021, the allowance for loan losses was $30.1 million, as compared to $29.7 million at December 31, 2020. The ratio of the allowance for loan losses to total loans was 1.98% and 1.90% at June 30, 2021 and December 31, 2020, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 446.6% at June 30, 2021, compared to 334.9% at December 31, 2020. During the six months ended June 30, 2021 the Company charged off one commercial loan in the amount of $153,000, and did not charge off any loans during the same period in 2020. During the six months ended June 30, 2021 and June 30, 2020, the Company recovered $23,000 and $21,000, respectively. Specific allowances for loan losses have been established in the amount of $0.6 million at June 30, 2021, as compared to $1.0 million on impaired loans at December 31, 2020. We have established reserves for all losses that we believe are both probable and reasonably estimable at June 30, 2021 and December 31, 2020. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to the expected credit loss methodology. We recorded a loan loss provision of zero during the three months ended June 30, 2021, compared to $2.0 million during the three months ended June 30, 2020. The decrease was primarily due to the increase in qualitative factors made in 2020 as a result of economic uncertainty associated with the COVID-19 pandemic, as well as lower than expected loan growth during the quarter ended June 30, 2021.
The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the period	$29,698	$21,811
Charge-offs:
Commercial and Industrial	—	—
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	(153)	—
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	(153)	—

Recoveries:
Commercial and Industrial	12	7
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied		8
Commercial – Non-owner Occupied	11	6
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	23	21

Net charge-offs (recoveries)	(130)	21
Provisions for loan losses	500	3,396
Balance at the end of the period	$30,068	$25,228

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
Delinquent loans totaled $5.4 million, or 0.4% of total loans at June 30, 2021, a decrease of $6.1 million from December 31, 2020. At June 30, 2021, loans 30 to 89 days delinquent totaled $0.35 million, a decrease of $2.4 million from December 31, 2020. Loans delinquent 90 days or more and not accruing interest totaled $5.1 million or 0.3% of total loans at June 30, 2021, a decrease of $3.7 million from $8.7 million, or 0.6% of total loans, at December 31, 2020. The two largest nonperforming loan relationships as of June 30, 2021 were a $1.4 million non-owner occupied land loan and a $1.2 million owner occupied commercial real estate loan.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at June 30, 2021.

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$98	$48	$—	$94,710	$94,856	0.05%
Construction	—	—	1,365	—	198,867	200,232	0.68%
Real Estate Mortgage:
Commercial – Owner Occupied	—	150	2,170	—	128,838	131,158	1.65%
Commercial – Non-owner Occupied	—	—	309	—	318,204	318,513	0.10%
Residential – 1 to 4 Family	—	99	1,009	—	680,240	681,348	0.15%
Residential – Multifamily	—	—	—	—	83,806	83,806	—%
Consumer	—	—	178	—	9,000	9,178	1.94%
Total Loans	$—	$347	$5,079	$—	$1,513,665	$1,519,091	0.33%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At June 30, 2021 and December 31, 2020, we had $11.2 million and $22.7 million of loans deemed impaired. Impaired loans at June 30, 2021 and December 31, 2020 included $6.1 million and $14.2 million of TDR loans.
Troubled Debt Restructurings
We reported performing TDR loans (not reported as non-accrual loans) of $6.1 million and $13.9 million, respectively, at June 30, 2021 and December 31, 2020. We had nonperforming TDR loans of zero and $274,000 at June 30, 2021 and December 31, 2020, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the three and six months ended June 30, 2021 and the year ended December 31, 2020. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at June 30, 2021 was $1.7 million, compared to $3.8 million at December 31, 2020.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$139	$4,727
Real estate acquired in settlement of loans	1,709	—
Sales of OREO, net	(194)	(955)
Valuation adjustment	—	—
Balance at end of period	$1,654	$3,772

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2021, our cash position was $530.8 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of June 30, 2021, the Company had lines of credit with the FHLBNY of $562.3 million, of which $101.7 million was outstanding, and an additional $40.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $420.6 million at June 30, 2021.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At June 30, 2021, the Company's investment securities portfolio classified as available for sale was $16.1 million.

We had outstanding loan commitments of $138.4 million at June 30, 2021. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2021 and 2020.

Cash provided by operating activities was $18.9 million in the six months ended June 30, 2021, compared to $11.3 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in net income.
Cash provided by investing activities was $50.2 million in the six months ended June 30, 2021, compared to cash used of $120.0 million in the same period last year. The increase in cash provided in the investing activities was primarily due to the cash inflow from the reduction in loans during the period.

Cash provided by financing activities was $3.1 million in the six months ended June 30, 2021, compared to cash from financing of $238.0 million in the same period of last year. The current year included $132.1 million of cash inflows from deposit growth, partially offset by $90.0 million repayment of FRB advances from the PPP liquidity facility, as well as $33.0 million reduction in FHLBNY advances, and $5.7 million of dividend payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $14.4 million at June 30, 2021, from December 31, 2020, primarily from the Company’s net income of $20.2 million for the period, net of common and preferred stock dividends of $5.7 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2021, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at June 30, 2021:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage*	$230,045	11.00%	$258,318	12.36%
* Excluded exposures pledged as collateral to the PPPL Facility from the total leverage exposure, average total consolidated assets according to      Regulatory Capital Rule-Rule “ Paycheck Protection Program Lending Facility and Paycheck Protection Program Loans”.

Also, in July 2020, we issued $30 million in ten-year, fixed-to-floating rate subordinated notes due 2030 to certain qualified institutional buyers and accredited investors. The Notes have been structured to qualify initially as Tier 2 capital for regulatory capital purposes for our consolidated entity.

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At June 30, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $138.4 million and $144.6 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the June 30, 2021 and December 31, 2020, standby letters of credit with customers were $1.7 million and $1.7 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2021, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

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
Allowance for Loan and Lease Losses: Our allowances for loan and lease losses represents management's best estimate of probable losses inherent in our loan portfolio, excluding those loans accounted for under fair value. Our process for determining the allowance for loan and lease losses is discussed in Note 1 to the Consolidated Financial Statements.

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

The majority of our assets recorded at fair value are our investment securities available for sale. The fair value of our available for sale securities are provided by independent third-party valuation services. We also have a small amount of SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned ("OREO") is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 7. Fair Value in the Notes to the unaudited consolidated financial statements for further information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

During the Company's last fiscal quarter covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the six months ended June 30, 2021.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	August 9, 2021	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2021	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)