Form 10-Q
period 2021-09-30
PARKE BANCORP, INC.
filed 2021-11-08
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021
or
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

Yes [☐ ]                No [☒]

As of November 8, 2021, there were 11,894,121 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$21,910	$20,571
Interest bearing deposits with banks	601,915	438,030
Cash and cash equivalents	623,825	458,601
Investment securities available for sale, at fair value	14,673	19,882
Investment securities held to maturity (fair value of $10,078 at September 30, 2021 and $1,530 at December 31, 2020)	9,962	1,224
Total investment securities	24,635	21,106
Loans held for sale	—	200
Loans, net of unearned income	1,473,816	1,565,807
Less: Allowance for loan losses	(29,838)	(29,698)
Net loans	1,443,978	1,536,109
Accrued interest receivable	7,753	8,772
Premises and equipment, net	6,370	6,698
Restricted stock	5,729	7,542
Bank owned life insurance (BOLI)	27,431	27,002
Deferred tax asset	8,651	8,611
Other	7,276	3,681
Total assets	$2,155,648	$2,078,322
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$542,596	$428,860
Interest-bearing deposits	1,238,644	1,163,583
Total deposits	1,781,240	1,592,443
FHLBNY borrowings	91,150	134,650
FRB advances	—	90,026
Subordinated debentures	42,684	42,542
Accrued interest payable	1,248	2,338
Other	13,639	13,726
Total liabilities	1,929,961	1,875,725
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 470 shares and 480 shares outstanding at September 30, 2021 and December 31, 2020, respectively	470	480
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,178,497 shares and 12,136,567 shares at September 30, 2021 and December 31, 2020, respectively	1,218	1,214
Additional paid-in capital	135,383	134,989
Retained earnings	89,853	66,794
Accumulated other comprehensive income	347	463
Treasury stock, 284,522 shares at September 30, 2021 and Dec. 31, 2020, at cost	(3,015)	(3,015)
Total shareholders’ equity	224,256	200,925
Noncontrolling interest in consolidated subsidiaries	1,431	1,672
Total equity	225,687	202,597
Total liabilities and equity	$2,155,648	$2,078,322

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$20,211	$20,521	$61,502	$60,988
Interest and dividends on investments	170	260	552	797
Interest on deposits with banks	199	92	453	1,088
Total interest income	20,580	20,873	62,507	62,873
Interest expense:
Interest on deposits	2,356	4,165	7,654	14,375
Interest on borrowings	743	1,268	2,482	2,968
Total interest expense	3,099	5,433	10,136	17,343
Net interest income	17,481	15,440	52,371	45,530
Provision for loan losses	—	2,400	500	5,796
Net interest income after provision for loan losses	17,481	13,040	51,871	39,734
Non-interest income
Service fees on deposit accounts	1,350	520	4,173	1,602
Gain on sale of SBA loans	56	—	180	—
Other loan fees	403	206	998	612
Bank owned life insurance income	146	150	429	443
Net gain (loss) on sale and valuation adjustment of OREO	—	(195)	51	(348)
Other	240	60	693	346
Total non-interest income	2,195	741	6,524	2,655
Non-interest expense
Compensation and benefits	2,281	2,440	7,360	7,674
Professional services	998	400	2,740	1,151
Occupancy and equipment	623	531	1,773	1,529
Data processing	303	344	986	969
FDIC insurance and other assessments	261	287	833	581
OREO expense	72	80	199	258
Other operating expense	890	750	3,026	2,401
Total non-interest expense	5,428	4,832	16,917	14,563
Income before income tax expense	14,248	8,949	41,478	27,826
Income tax expense	3,705	2,306	10,584	7,171
Net income attributable to Company and noncontrolling interest	10,543	6,643	30,894	20,655
Less: Net income attributable to noncontrolling interest	(42)	(100)	(207)	(359)
Net income attributable to Company	10,501	6,543	30,687	20,296
Less: Preferred stock dividend	(7)	(7)	(21)	(22)
Net income available to common shareholders	$10,494	$6,536	$30,666	$20,274
Earnings per common share
Basic	$0.88	$0.55	$2.58	$1.71
Diluted	$0.87	$0.55	$2.53	$1.69
Weighted average common shares outstanding
Basic	11,893,323	11,850,882	11,885,709	11,849,659
Diluted	12,125,628	11,975,094	12,115,389	11,986,964

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net income	$10,543	$6,643	$30,894	$20,655
Unrealized gains on investment securities, net of reclassification into income:
Unrealized (losses) gains on non-OTTI securities	(30)	(184)	(156)	590
Tax impact on unrealized gain (loss)	8	45	40	(145)
Total unrealized (losses) gains on investment securities	(22)	(139)	(116)	445
Comprehensive income	10,521	6,504	30,778	21,100
Less: Comprehensive loss attributable to noncontrolling interests	(42)	(100)	(207)	(359)
Comprehensive income attributable to the Company	$10,479	$6,404	$30,571	$20,741

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, June 30, 2021	$470	12,177,765	$1,218	$135,318	$81,262	$369	$(3,015)	$215,622	$1,389	$217,011
Net income	—	—	—	—	10,501	—	—	10,501	42	10,543
Common stock options exercised	—	732	—	6	—	—	—	6	—	6
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)	—	(22)
Stock compensation expense	—	—	—	59	—	—	—	59	—	59
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,903)	—	—	(1,903)	—	(1,903)
Balance, September 30, 2021	$470	12,178,497	$1,218	$135,383	$89,853	$347	$(3,015)	$224,256	$1,431	$225,687

Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Net income	—	—	—	—	30,687	—	—	30,687	207	30,894
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(448)	(448)
Common stock options exercised	—	40,555	4	216	—	—	—	220	—	220
Preferred stock shares conversion	(10)	1.375	—	10	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)	—	(116)
Stock compensation expense	—	—	—	168	—	—	—	168	—	168
Dividend on preferred stock	—	—	—	—	(21)	—	—	(21)	—	(21)
Dividend on common stock	—	—	—	—	(7,607)	—	—	(7,607)	—	(7,607)
Balance, September 30, 2021	$470	12,178,497	$1,218	$135,383	$89,853	$347	$(3,015)	$224,256	$1,431	$225,687

See accompanying notes to consolidated financial statements

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, June 30, 2020	$500	12,133,640	$1,213	$134,830	$54,087	$642	$(3,015)	$188,257	$1,484	$189,741
Net income	—	—	—	—	6,543	—	—	6,543	100	6,643
Preferred stock shares conversion	(20)	2,751	1	19	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)	—	(139)
Stock compensation expense	—	—	—	70	—	—	—	70	—	70
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,897)	—	—	(1,897)	—	(1,897)
Balance, September 30, 2020	$480	12,136,391	$1,214	$134,919	$58,726	$503	$(3,015)	$192,827	$1,584	$194,411

Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Net income	—	—	—	—	20,296	—	—	20,296	359	20,655
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Common stock options exercised	—	845	—	—	—	—	—	—	—	—
Preferred stock shares conversion	(20)	2,751	1	19	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	445	—	445	—	445
Stock compensation expense	—	—	—	195	—	—	—	195	—	195
Stock dividend	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(22)	—	—	(22)	—	(22)
Dividend on common stock	—	—	—	—	(5,689)	—	—	(5,689)	—	(5,689)
Balance, September 30, 2020	$480	12,136,391	$1,214	$134,919	$58,726	$503	$(3,015)	$192,827	$1,584	$194,411

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$30,894	$20,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517	434
Provision for loan losses	500	5,796
Increase in value of bank-owned life insurance	(429)	(443)
Gain on sale of SBA loans	(177)	—
SBA loans originated for sale	(1,331)	—
Proceeds from sale of SBA loans originated for sale	1,508	—
Net (gain) loss on sale of OREO and valuation adjustments	(51)	348
Net accretion of purchase premiums and discounts on securities	36	—
Stock based compensation	168	195
Net changes in:
Increase in accrued interest receivable and other assets	(960)	(4,468)
Decrease in accrued interest payable and other accrued liabilities	(1,177)	(27)
Net cash provided by operating activities	29,498	22,490
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	4,972	5,036
Purchases of investment securities	(8,693)	—
Net decrease (increase) in loans	90,020	(153,881)
Purchases of bank premises and equipment	(47)	(240)
Proceeds from sale of OREO, net	245	3,812
Redemptions (purchase) of restricted stock	1,813	(102)
Net cash provided by (used) in investing activities	88,310	(145,375)
Cash Flows from Financing Activities:
Cash dividends	(7,628)	(5,541)
Earnings distribution to non-controlling interest	(447)	(594)
Proceeds from exercise of stock options	220	—
Net proceeds from issuing subordinated debt	—	29,052
Net decrease in FHLBNY and short-term borrowings	(43,500)	—
Net (decrease) increase in other borrowings	(90,026)	93,801
Net increase in noninterest-bearing deposits	113,736	162,568
Net increase in interest-bearing deposits	75,061	94,714
Net cash provided by financing activities	47,416	374,000
Net increase in cash and cash equivalents	165,224	251,115
Cash and Cash Equivalents, January 1,	458,601	191,607
Cash and Cash Equivalents, September 30,	$623,825	$442,722

Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,226	$17,524
Income taxes paid	$13,683	$7,460

Non-cash Investing and Financing Items
Loans transferred to OREO	$1,811	$—
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying interim financial statements for the three and nine months ended September 30, 2021 and 2020 are unaudited. The balance sheet as of December 31, 2020, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year or any other period.

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

Recently Issued Accounting Pronouncements:

During June 2016, the Financial Accounting Standard Board (FASB) issued accounting standards update ("ASU") 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss ("CECL") methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses became effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2021 and December 31, 2020:

As of September 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	13,692	497	29	14,160
Collateralized mortgage obligations	13	—	—	13
Total available for sale	$14,205	$497	$29	$14,673

Held to maturity:
Residential mortgage-backed securities	$6,215	$—	$85	$6,130
States and political subdivisions	3,747	248	47	3,948
Total held to maturity	$9,962	$248	$132	$10,078

As of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	18,736	646	23	19,359
Collateralized mortgage obligations	22	1	—	23
Total available for sale	$19,258	$647	$23	$19,882

Held to maturity:
States and political subdivisions	$1,224	$306	$—	$1,530

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2021 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$19	$18
Due after one year through five years	500	500
Due after five years through ten years	8,011	8,252
Due after ten years	5,675	5,903
Total available for sale	$14,205	$14,673

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,268	1,516
Due after ten years	8,694	8,562
Total held to maturity	$9,962	$10,078

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2021. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

As of September 30, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$190	$—	$1,558	$29	$1,748	$29
Total available for sale	$190	$—	$1,558	$29	$1,748	$29
Held to maturity:
Residential mortgage-backed securities	$6,130	$85	$—	$—	$6,130	$85
States and political subdivisions	2,432	47	—	—	2,432	47
Total held to maturity	$8,562	$132	$—	$—	$8,562	$132

As of December 31, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$2,142	$20	$215	$3	$2,357	$23
Total available for sale	$2,142	$20	$215	$3	$2,357	$23

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

The Company’s unrealized loss for the debt securities is comprised of 5 securities in the less than 12 months loss position and 3 securities in the 12 months or greater loss position at September 30, 2021, and 2 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at December 31, 2020. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at September 30, 2021.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2021 and December 31, 2020, the Company had $1.47 billion and $1.57 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net increase of $1.2 million and net reduction of $0.2 million at September 30, 2021 and December 31, 2020, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had zero and $200,000 in loans held for sale at September 30, 2021 and December 31, 2020, respectively. Also, at September 30, 2021 and December 31, 2020, our commercial and industrial loan portfolio includes $37.0 million and $91.2 million, respectively, of loans to small businesses through the Paycheck Protection Program ("SBA PPP" loans), which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at September 30, 2021 and December 31, 2020, consist of the following:

	September 30, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$66,277	$121,808
Construction	171,151	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	127,352	132,207
Commercial – Non-owner Occupied	311,897	324,840
Residential – 1 to 4 Family	711,908	670,827
Residential – Multifamily	76,522	94,748
Consumer	8,709	10,364
Total Loans	$1,473,816	$1,565,807

An age analysis of past due loans by class at September 30, 2021 and December 31, 2020 is as follows:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$96	$47	$143	$66,134	$66,277	$—
Construction	—	—	1,139	1,139	170,012	171,151	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	2,170	125,182	127,352	—
Commercial – Non-owner Occupied	—	—	309	309	311,588	311,897	—
Residential – 1 to 4 Family	—	163	557	720	711,188	711,908	—
Residential – Multifamily	—	—	—	—	76,522	76,522	—
Consumer	—	—	178	178	8,531	8,709	—
Total Loans	$—	$259	$4,400	$4,659	$1,469,157	$1,473,816	$—

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$50	$50	$121,758	$121,808	$—
Construction	—	—	1,365	1,365	209,648	211,013	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,171	5,521	6,692	125,515	132,207	—
Commercial – Non-owner Occupied	—	872	69	941	323,899	324,840	—
Residential – 1 to 4 Family	—	662	1,669	2,331	668,496	670,827	—
Residential – Multifamily	—	—	—	—	94,748	94,748	—
Consumer	45	—	55	100	10,264	10,364	—
Total Loans	$45	$2,705	$8,729	$11,479	$1,554,328	$1,565,807	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2021
June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068
Charge-offs	—	(226)	—	—	(49)	—	—	(275)
Recoveries	2	—	38	4	—	—	—	44
Provisions (benefits)	95	(349)	(105)	(350)	878	(166)	(2)	1
Ending Balance at September 30, 2021	$409	$2,907	$3,435	$8,168	$13,712	$1,084	$123	$29,838

Allowance for loan losses
Nine months ended September 30, 2021
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	(226)	(153)	—	(49)	—	—	(428)
Recoveries	15	—	49	4	—	—	—	68
Provisions (benefits)	(98)	(226)	461	(234)	1,166	(555)	(14)	500
Ending Balance at September 30, 2021	$409	$2,907	$3,435	$8,168	$13,712	$1,084	$123	$29,838

Allowance for loan losses
Individually evaluated for impairment	$9	$300	$6	$235	$63	$—	$—	$613
Collectively evaluated for impairment	400	2,607	3,429	7,933	13,649	1,084	123	29,225
Ending Balance at September 30, 2021	$409	$2,907	$3,435	$8,168	$13,712	$1,084	$123	$29,838

Loans
Individually evaluated for impairment	$47	$1,139	$2,443	$5,625	$1,022	$—	$178	$10,454
Collectively evaluated for impairment	66,230	170,012	124,909	306,272	710,886	76,522	8,531	1,463,362
Ending Balance at September 30, 2021	$66,277	$171,151	$127,352	$311,897	$711,908	$76,522	$8,709	$1,473,816

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2020
June 30, 2020	$987	$3,660	$2,414	$6,181	$10,766	$1,058	$162	$25,228
Charge-offs	—	—	—	—	(54)	—	—	(54)
Recoveries	11	—	1	2	—	—	—	14
Provisions (benefits)	(385)	1,284	421	648	(65)	511	(14)	2,400
Ending Balance at September 30, 2020	$613	$4,944	$2,836	$6,831	$10,647	$1,569	$148	$27,588

Allowance for loan losses
Nine months ended September 30, 2020
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	(54)	—	—	(54)
Recoveries	18	—	9	8	—	—	—	35
Provisions (benefits)	(369)	2,137	804	963	1,550	750	(39)	5,796
Ending Balance at September 30, 2020	$613	$4,944	$2,836	$6,831	$10,647	$1,569	$148	$27,588

Allowance for loan losses
Individually evaluated for impairment	$78	$334	$257	$377	$61	$—	$—	$1,107
Collectively evaluated for impairment	535	4,610	2,579	6,454	10,586	1,569	148	26,481
Ending Balance at September 30, 2020	$613	$4,944	$2,836	$6,831	$10,647	$1,569	$148	$27,588

Loans
Individually evaluated for impairment	$116	$4,990	$7,447	$10,187	$2,855	$—	$—	$25,595
Collectively evaluated for impairment	126,392	258,884	129,050	290,847	648,039	84,819	10,985	1,549,016
Ending Balance at September 30, 2020	$126,508	$263,874	$136,497	$301,034	$650,894	$84,819	$10,985	$1,574,611

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

The following tables provide further detail on impaired loans and the associated ALLL at September 30, 2021 and December 31, 2020:

September 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$38	$38	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,238	2,238	—
Commercial – Non-owner Occupied	173	173	—
Residential – 1 to 4 Family	488	621	—
Residential – Multifamily	—	—	—
Consumer	178	178	—
	3,115	3,248	—
With an allowance recorded:
Commercial and Industrial	9	17	9
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	205	205	6
Commercial – Non-owner Occupied	5,452	5,452	235
Residential – 1 to 4 Family	534	534	63
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,339	12,064	613
Total:
Commercial and Industrial	47	55	9
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	2,443	2,443	6
Commercial – Non-owner Occupied	5,625	5,625	235
Residential – 1 to 4 Family	1,022	1,155	63
Residential – Multifamily	—	—	—
Consumer	178	178	—
	$10,454	$15,312	$613

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$37	$37	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,853	2,853	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	899	899	—
Residential – Multifamily	55	55	—
Consumer	—	—	—
	3,913	3,913	—
With an allowance recorded:
Commercial and Industrial	12	19	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	2,882	2,882	200
Commercial – Non-owner Occupied	10,040	10,040	350
Residential – 1 to 4 Family	976	976	141
Residential – Multifamily	—	—	—
Consumer	—	—	—
	18,750	23,247	1,004
Total:
Commercial and Industrial	49	56	12
Construction	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	5,735	5,735	200
Commercial – Non-owner Occupied	10,109	10,109	350
Residential – 1 to 4 Family	1,875	1,875	141
Residential – Multifamily	55	55	—
Consumer	—	—	—
	$22,663	$27,160	$1,004

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$48	$—	$221	$1
Construction	1,290	—	4,990	40
Real Estate Mortgage:
Commercial – Owner Occupied	2,446	3	7,515	14
Commercial – Non-owner Occupied	5,651	123	10,240	158
Residential – 1 to 4 Family	1,332	8	2,994	33
Residential – Multifamily	—	—	—	—
Consumer	178	2	—	—
Total	$10,945	$136	$25,960	$246

	Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$48	$1	$281	$13
Construction	1,309	—	5,020	119
Real Estate Mortgage:
Commercial – Owner Occupied	2,447	10	6,167	95
Commercial – Non-owner Occupied	5,662	256	10,302	312
Residential – 1 to 4 Family	1,377	24	2,314	87
Residential – Multifamily	—	—	—	—
Consumer	178	4	—	—
Total	$11,021	$295	$24,084	$626

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $6.1 million and $13.9 million, respectively, at September 30, 2021 and December 31, 2020. Nonperforming TDR loans were zero and $274,000 at September 30, 2021 and December 31, 2020, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Under Interagency Statement ("Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)") issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term deferrals through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For TDR loans, we had specific reserves of $261,006 and $420,000 in the allowance at September 30, 2021 and December 31, 2020, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2021 and December 31, 2020 is as follows:

At September 30, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$66,230	$—	$47	$—	$66,277
Construction	170,012	—	1,139	—	171,151
Real Estate Mortgage:
Commercial – Owner Occupied	122,153	3,029	2,170	—	127,352
Commercial – Non-owner Occupied	297,208	14,380	309	—	311,897
Residential – 1 to 4 Family	710,810	449	649	—	711,908
Residential – Multifamily	76,522	—	—	—	76,522
Consumer	8,531	—	178	—	8,709
Total	$1,451,466	$17,858	$4,492	$—	$1,473,816

At December 31, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$121,715	$43	$50	$—	$121,808
Construction	209,648	—	1,365	—	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	123,657	3,029	5,521	—	132,207
Commercial – Non-owner Occupied	324,649	—	191	—	324,840
Residential – 1 to 4 Family	668,593	462	1,772	—	670,827
Residential – Multifamily	94,748	—	—	—	94,748
Consumer	10,309	—	55	—	10,364
Total	$1,553,319	$3,534	$8,954	$—	$1,565,807

NOTE 5. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $225.7 million and $202.6 million at September 30, 2021 and December 31, 2020, respectively.

Common stock dividend: On September 22, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of October 6, 2021, and paid the dividend on October 20, 2021. On June 22, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 6, 2021, and paid the dividend on July 20, 2021. On April 23, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of May 4, 2021, and paid the dividend on May 18, 2021. On January 19, 2021, the Company declared a cash dividend of $0.16 per share to common shareholders of record as of February 1, 2021, and paid the dividend February 16, 2021.

Preferred stock dividend: The Company declared cash dividends of $7,050 and $7,200 to preferred stockholders during the three months ended September 30, 2021 and September 30, 2020, respectively. The Company declared cash dividends of $21,150 and $22,200 to preferred stockholders during the nine months ended September 30, 2021 and September 30, 2020, respectively.

Conversion of preferred stock: During the nine months ended September 30, 2021, preferred stockholders converted 10 shares of preferred shares into 1,375 shares of common stock. During the nine months ended September 30, 2020, preferred stockholders converted 20 shares of preferred shares into 2,751 shares of common stock.

Non-controlling interests: The Company has a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. The Company has a 51% ownership interest in the joint venture. The Company distributed PDL earnings of $447,000 and $594,000 to Bridgestone during the first nine months of 2021 and 2020, respectively.

Other comprehensive income

The changes in accumulated other comprehensive income (loss) consisted of the following for the nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Investment securities:
Net unrealized losses arising during the period	$(30)	$(184)
Tax effect related to the unrealized loss during the periods	8	45
(Loss) in other comprehensive income	$(22)	$(139)

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Investment securities:
Net unrealized (losses) gains arising during the period	$(156)	$590
Tax effect related to the unrealized (loss) gain during the periods	40	(145)
Change in other comprehensive income	$(116)	$445

NOTE 6. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$10,501	$6,543	$30,687	$20,296
Less: Dividend on series B preferred stock	(7)	(7)	(21)	(22)
Net income available to common shareholders	10,494	6,536	30,666	20,274
Basic weighted-average common shares outstanding	11,893,323	11,850,882	11,885,709	11,849,659
Basic earnings per common share	$0.88	$0.55	$2.58	$1.71
Diluted earnings per common share
Net income available to common shares	$10,494	$6,536	$30,666	$20,274
Add: Dividend on series B preferred stock	7	7	21	22
Net income available to diluted common shares	10,501	6,543	30,687	20,296
Basic weighted-average common shares outstanding	11,893,323	11,850,882	11,885,709	11,849,659
Dilutive potential common shares	232,305	124,212	229,680	137,305
Diluted weighted-average common shares outstanding	12,125,628	11,975,094	12,115,389	11,986,964
Diluted earnings per common share	$0.87	$0.55	$2.53	$1.69

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of September 30, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	14,160	—	14,160
Collateralized mortgage-backed securities	—	13	—	13
Loans held for sale	—	—	—	—
Total	$—	$14,673	$—	$14,673
As of December 31, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	19,359	—	19,359
Collateralized mortgage-backed securities	—	23	—	23
Loans held for sale	—	200	—	200
Total	$—	$20,082	$—	$20,082

For the nine months ended September 30, 2021, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2021 and 2020.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2021
Collateral-dependent impaired loans	$—	$—	$4,181	$4,181
OREO	—	—	1,756	1,756
As of December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,558	$11,558
OREO	—	—	139	139

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

The following table summarizes the carrying amounts and fair values for financial instruments at September 30, 2021 and December 31, 2020:

September 30, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$623,825	$623,825	$623,825	$—	$—
Investment securities AFS	14,673	14,673	—	14,673	—
Investment securities HTM	9,962	10,078	—	10,078	—
Restricted stock	5,729	5,729	—	—	5,729
Loans held for sale	—	—	—	—	—
Loans, net	1,443,978	1,442,130	—	1,436,497	5,633
Accrued interest receivable	7,753	7,753	—	7,753	—

Financial Liabilities:
Non-time deposits	$1,113,627	$1,113,627	$—	$1,113,627	$—
Time deposits	667,613	671,994	—	671,994	—
Borrowings	133,834	131,106	—	131,106	—
Accrued interest payable	1,248	1,248	—	1,248	—

December 31, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,601	$458,601	$458,601	$—	$—
Investment securities AFS	19,882	19,882	—	19,882	—
Investment securities HTM	1,224	1,530	—	1,530	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	200	200	—	200	—
Loans, net	1,536,109	1,555,509	—	1,533,850	21,659
Accrued interest receivable	8,772	8,772	—	8,772	—

Financial Liabilities:
Non-time deposits	$925,113	$925,113	$—	$925,113	$—
Time deposits	667,330	672,385	—	672,385	—
Borrowings	267,218	265,119	—	265,119	—
Accrued interest payable	2,338	2,338	—	2,338	—

Note 8. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 6 years or less except the land lease, which has a remaining lease term of eighty-four years. Some of the leases may include options to renew the leases. The exercise of lease renewals is at our sole discretion.

Upon adoption of Accounting Standards Update (ASU) 2016-02, we recognized operating right-of-use ("ROU") assets and liabilities each for $2.8 million. Additionally, the practical expedient package was elected, which allows us to not reassess the lease classification for any existing lease. As such, all our leases remain classified as operating leases.

Our ROU assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At September 30, 2021, we had future minimum lease payments of $27.1 million and lease liability $2.1 million. The weighted average remaining lease term was 56.5 years and weighted average discount rate was 7.4% at September 30, 2021, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended September 30, 2021:

September 30, 2021
(Dollars in thousands)
Lease right of use ("ROU") assets	$2,122
Lease liabilities	$2,122

The following table presents future undiscounted cash flows on our operating leases:

September 30, 2021
(Dollars in thousands)
Remainder of 2021	$83
2022	330
2023	250
2024	262
2025	262
Thereafter	25,877
Total undiscounted lease payments	$27,064

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2021. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of September 30, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $120.9 million and $144.6 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2021 and December 31, 2020, standby letters of credit with customers were $1.7 million and $1.7 million, respectively.

On March 5, 2021, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $40.0 million. The MLOC is used to pledge against public deposits and expires on March 7, 2022. There were no outstanding borrowings on the letter of credit as of September 30, 2021.

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
At September 30, 2021 and December 31, 2020, deposit balances from cannabis customers were approximately $354.5 million and $259.4 million, or 19.9% and 16.3% of total deposits, respectively, with two customers accounting for 20.6% and 19.2% of the total at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, there were cannabis-related loans in the amounts of $6.3 million and $8.0 million, respectively. We recorded approximately $288 thousand and $465 thousand of interest income in the nine months ended September 30, 2021 and year ended December 31, 2020, respectively, related to these loans. The fee income for the nine months ended September 30, 2021 and year ended December 31, 2020, from the commercial deposit accounts of depositors who do business in the cannabis industry were $3.7 million and $2.2 million, respectively, and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out of including the net unrealized gain or loss on available for sale securities in computing regulatory capital. At September 30, 2021 and December 31, 2020, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In November 2019, Federal bank regulatory agencies finalized a rule that simplifies capital requirements for community banks by allowing them to optionally adopt a simple leverage ratio to measure capital adequacy, which removes requirements for calculating and reporting risk-based capital ratios for a qualifying community bank that have less than $10 billion in total consolidated assets, limited amounts of off-balance-sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. The community bank leverage ratio framework was effective on January 1, 2020. The Company elected to adopt the optional community bank leverage ratio framework in the first quarter of 2020.

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

The leverage ratios of the Company and the Bank at September 30, 2021 are as follows:

Regulatory Capital Compliance
As of September 30, 2021	Actual		For Capital Adequacy Purposes
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$238,743	11.34%	$178,975	8.50%
Parke Bank:
Tier 1 leverage	$267,546	12.83%	$177,187	8.50%

The Company and Bank's regulatory capital as of December 31, 2020, is presented in the following table.

As of December 31, 2020	Actual		For Capital Adequacy Purposes*
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$261,143	20.61%	$101,365	8.00%
Tier 1 risk-based capital	215,134	16.98%	76,024	6.00%
Tier 1 leverage	215,134	10.90%	157,968	8.00%
Tier 1 common equity	200,003	15.78%	57,018	4.50%
Parke Bank:
Tier 1 leverage	243,899	12.35%	157,936	8.00%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of the COVID-19 pandemic on the United States economy in general and the local economies in which the Company operates; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the potential adverse effects of the Consent Orders and any additional regulatory restrictions that may be imposed by banking regulators; the timely development of, and acceptance of, new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); the effect of any change in federal government enforcement of federal laws affecting the cannabis industry; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
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

At September 30, 2021, we had total assets of $2.16 billion, and total equity of $225.7 million. Net income available to common shareholders for the three and nine months ended September 30, 2021 was $10.5 million and $30.7 million, respectively.

The Global Outbreak of the COVID-19 Coronavirus

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, local, national and global economic activity and the Company. The spread of the outbreak has caused significant disruptions to the U.S. economy, significant reductions in the targeted federal funds rate and has disrupted banking and other financial activity in the areas in which the Company operates. The extent of the ongoing pandemic's impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income.

The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations in future periods will depend on future developments, including the scope and duration of the pandemic, the efficacy and adoption of COVID-19 vaccines and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions the Company may take as may be required by government authorities or that the Company determines is in the best interests of its employees and clients. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Income: Our net income available to common shareholders for the third quarter of 2021 increased $4.0 million, or 60.6%, to $10.5 million, compared to $6.5 million for the same period last year. Earnings per share were $0.88 per basic common share and $0.87 per diluted common share for the third quarter of 2021 compared to $0.55 per basic common share and $0.55 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $2.3 million decrease in interest paid on deposits and borrowings, a $2.4 million decrease in the provision for loan losses, and an increase in service fees on deposit accounts of $0.8 million, partially offset by an increase in non-interest expense of $0.6 million, and an increase in income tax expense of $1.4 million.

Net Interest Income: Our net interest income increased $2.0 million, or 13.2%, to $17.5 million for the third quarter of 2021 compared to $15.4 million for the third quarter of 2020. The increase in net interest income was primarily due to a decrease of $2.3 million in total interest expense, driven by a reduction in interest rates on deposits which reduced interest expense by $1.8 million, as well as a decrease of $0.5 million in interest on borrowings due to lower outstanding balances. This increase in net interest income was partially offset by a $0.3 million decrease in interest income, primarily due to a reduction in interest and fees on loans of $0.3 million.

Provision for loan losses: For the three months ended September 30, 2021, the provision for loan losses decreased to zero, compared to $2.4 million for the three months ended September 30, 2020. The decrease in the provision was primarily due to lower loan growth over the third quarter of 2021, as well as the prior year consideration of the potential impact of the COVID-19 pandemic. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $2.2 million for the three months ended September 30, 2021, an increase of $1.5 million, compared to $0.7 million for the same period last year. The increase is primarily attributable to an increase in service fees from deposit accounts attributable to our cannabis-related businesses. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the cannabis industry.

Non-interest Expense: Our non-interest expense increased $0.6 million to $5.4 million for the three months ended September 30, 2021, from $4.8 million for the three months ended September 30, 2020. The increase was primarily due to an increase in professional fees related to our BSA remediation efforts and various other expense categories as a result of the growth of the Company.

Income Tax: Income tax expense was $3.7 million on income before taxes of $14.2 million for the three months ended September 30, 2021, resulting in an effective tax rate of 26.0%, compared to income tax expense of $2.3 million on income before taxes of $8.9 million for the same period of 2020, resulting in an effective tax rate of 25.8%.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income: Our net income available to common shareholders for the nine months ended September 30, 2021 increased $10.4 million, or 51.3%, to $30.7 million compared to $20.3 million for the nine months ended September 30, 2020. Earnings per share were $2.58 per basic common share and $2.53 per diluted common share for the nine months ended September 30, 2021 compared to $1.71 per basic common share and $1.69 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a decrease in interest paid on deposits of $6.7 million, a decrease in the provision for loan losses of $5.3 million, and an increase in non-interest income of $3.9 million, partially offset by a decrease in interest earned on deposits with banks of $0.6 million, higher non-interest expense of $2.4 million, and higher taxes of $3.4 million.

Net interest income: Our net interest income increased $6.8 million, or 15.0%, to $52.4 million for the nine months ended September 30, 2021, compared to $45.5 million for the same period last year. Interest income for the nine months ended September 30, 2021, decreased to $62.5 million, a decrease of $0.4 million, or 0.6%, from $62.9 million for the same period of 2020. The decrease in interest income was primarily due to a decrease in interest earned on Federal Reserve Bank deposits of $0.6 million, as the Federal Reserve Board reduced interest rates in response to the COVID-19 pandemic, as well as a decrease in interest on investments of $0.2 million, partially offset by an increase in interest and fees on loans of $0.5 million. Interest expense decreased $7.2 million for the year to date September 30, 2021, compared to the same period in 2020, primarily due to reductions in market interest rates.

Provision for loan losses: The provision for loan losses was $0.5 million for the nine months ended September 30, 2021 compared to the provision for loan losses of $5.8 million for the same period last year. The $5.3 million decrease in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty attributed to the COVID-19 pandemic and the impact on the credit quality on our borrowers as of September 30, 2020. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $6.5 million for the nine months ended September 30, 2021, an increase of $3.8 million, or 143.1%, compared to $2.7 million for the same period last year. The increase is primarily attributable to an increase in service fees on deposit accounts. Fee income for the nine months ended September 30, 2021 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $3.7 million, compared to $1.4 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 9. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense increased $2.4 million to $16.9 million for the nine months ended September 30, 2021, from $14.6 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in professional fees related to our BSA remediation efforts and various other expense categories as a result of the growth of the Company.

Income Tax: Income tax expense was $10.6 million on income before taxes of $41.5 million for the nine months ended September 30, 2021, resulting in an effective tax rate of 25.5%, compared to income tax expense of $7.2 million on income before taxes of $27.8 million for the same period of 2020, resulting in an effective tax rate of 25.8%.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,489,565	$20,211	5.38%	$1,557,336	$20,521	5.24%
Investment securities*	24,080	170	2.80%	31,313	260	3.30%
Interest bearing deposits	522,586	199	0.15%	366,956	92	0.10%
Total interest-earning assets	2,036,231	20,580	4.01%	1,955,605	20,873	4.25%
Other assets	79,180			75,705
Allowance for loan losses	(30,077)			(26,052)
Total assets	$2,085,334			$2,005,258
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$71,193	$78	0.43%	$64,844	$82	0.50%
Money markets	321,708	537	0.66%	293,284	788	1.07%
Savings	153,999	175	0.45%	117,556	153	0.52%
Time deposits	649,657	1,525	0.93%	558,225	2,702	1.93%
Brokered certificates of deposit	30,453	41	0.53%	136,691	440	1.28%
Total interest-bearing deposits	1,227,010	2,356	0.76%	1,170,600	4,165	1.42%
Borrowings	136,771	743	2.16%	255,741	1,268	1.97%
Total interest-bearing liabilities	1,363,781	3,099	0.90%	1,426,341	5,433	1.52%
Non-interest bearing deposits	484,919			371,886
Other liabilities	13,892			13,182
Total non-interest bearing liabilities	498,811			385,068
Equity	222,742			193,849
Total liabilities and shareholders’ equity	$2,085,334			$2,005,258
Net interest income		$17,481			$15,440
Interest rate spread			3.11%			2.73%
Net interest margin			3.41%			3.14%
*Includes balances of FHLB and ACCBB stock.

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,528,020	$61,502	5.38%	$1,511,770	$60,988	5.39%
Investment securities*	24,917	552	2.96%	33,027	797	3.22%
Interest bearing deposits	502,218	453	0.12%	301,726	1,088	0.48%
Total interest-earning assets	2,055,155	62,507	4.07%	1,846,523	62,873	4.55%
Other assets	76,767			70,045
Allowance for loan losses	(30,067)			(24,002)
Total assets	$2,101,855			$1,892,566
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$71,055	$238	0.45%	$61,347	$247	0.54%
Money markets	315,762	1,630	0.69%	269,046	3,035	1.51%
Savings	138,853	511	0.49%	147,472	555	0.50%
Time deposits	641,191	5,078	1.06%	555,214	8,787	2.11%
Brokered certificates of deposit	40,484	197	0.65%	138,376	1,751	1.69%
Total interest-bearing deposits	1,207,345	7,654	0.85%	1,171,455	14,375	1.64%
Borrowings	168,114	2,482	1.97%	198,832	2,968	1.99%
Total interest-bearing liabilities	1,375,459	10,136	0.99%	1,370,287	17,343	1.69%
Non-interest bearing deposits	496,367			320,207
Other liabilities	15,223			13,037
Total non-interest bearing liabilities	511,590			333,244
Equity	214,806			189,035
Total liabilities and shareholders’ equity	$2,101,855			$1,892,566
Net interest income		$52,371			$45,530
Interest rate spread			3.08%			2.86%
Net interest margin			3.41%			3.29%

Financial Condition
General
At September 30, 2021, the Company’s total assets were $2.16 billion, an increase of $77.3 million, or 3.7%, from December 31, 2020. The increase in total assets was primarily attributable to an increase in cash of $165.2 million, and an increase in investment securities of $3.5 million, partially offset by a decrease in loans of $92.0 million. The increase in cash and cash equivalents was primarily due to cash received from the increase in deposits and the payoff of loans, partially offset by the payoff of Federal Reserve Bank advances, and reduction in FHLB borrowings. Loans decreased $92.0 million at September 30, 2021, primarily due to decreases in PPP loan balances classified as commercial loans and residential mortgage loan portfolios, compared to the balances at December 31, 2020.

Total liabilities were $1.93 billion at September 30, 2021. This represented an $54.2 million, or 2.9%, increase from $1.88 billion at December 31, 2020. The increase in total liabilities was primarily due to an increase in total deposits, which increased $188.8 million, or 11.9%, to $1.78 billion at September 30, 2021 from $1.59 billion at December 31, 2020. The increase in total deposits was partially offset by $90.0 million repayment in advances from the Federal Reserve Bank for the SBA PPP loan facility, as well as $43.5 million reduction in Federal Home Loan Bank borrowings.

Total equity was $225.7 million and $202.6 million at September 30, 2021 and December 31, 2020, respectively, an increase of $23.1 million from December 31, 2020.

The following table presents certain key condensed balance sheet data as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Cash and cash equivalents	$623,825	$458,601
Investment securities	24,635	21,106
Loans held for sale	—	200
Loans, net of unearned income	1,473,816	1,565,807
Allowance for loan losses	(29,838)	(29,698)
Total assets	2,155,648	2,078,322
Total deposits	1,781,240	1,592,443
FHLBNY borrowings	91,150	134,650
Subordinated debt	42,684	42,542
FRB advances	—	90,026
Total liabilities	1,929,961	1,875,725
Total equity	225,687	202,597
Total liabilities and equity	2,155,648	2,078,322

Cash and cash equivalents

Cash and cash equivalents increased $165.2 million to $623.8 million at September 30, 2021 from $458.6 million at December 31, 2020, an increase of 36.0%. The increase was primarily due to cash received from an increase in deposits and a decrease in loans, net of reductions in Federal Reserve Bank advances and FHLBNY borrowings.

Investment securities

Total investment securities increased to $24.6 million at September 30, 2021, from $21.1 million at December 31, 2020, an increase of $3.5 million or 16.7%. The increase was primarily due to the purchase of $8.7 million of securities, partially offset by normal pay downs of $5.2 million of mortgage-backed securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Beginning in April 2020, the Company has been lending to small business through the SBA PPP loan program, which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll during the COVID-19 pandemic. Since the beginning of the loan program through September 30, 2021, the Bank has originated approximately $117.8 million of SBA PPP loans, and had $37.0 million of such loans outstanding as of September 30, 2021.

During the early second quarter of 2020, we established loan deferment and relief programs that are intended to provide an immediate and appropriate level of financial relief for the individuals and businesses experiencing hardship as a result of the COVID-19 pandemic. The program provides three types of deferrals of monthly loan payments for three months with one time renewal option to certain qualified borrowers. It also requires that the borrowers were current on payments at the time of the modification. The majority of the deferrals recorded under this program are no longer in the deferral period as of September 30, 2021.

Loans held for sale ("HFS"): Loans held for sale are comprised of SBA loans originated for sale. We had no loans held for sale at September 30, 2021 compared to $0.2 million loans held for sale at December 31, 2020.

Loans receivable: Loans receivable decreased to $1.47 billion at September 30, 2021 from $1.57 billion at December 31, 2020. The decrease was primarily due to decreases in the commercial and industrial, residential - multifamily, and construction loan portfolios. Loans receivable, excluding loans held for sale, as of September 30, 2021 and December 31, 2020, consisted of the following:

	September 30, 2021		December 31, 2020
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$66,277	4.5%	$121,808	7.8%
Construction	171,151	11.6%	211,013	13.5%
Real Estate Mortgage:
Commercial – Owner Occupied	127,352	8.6%	132,207	8.4%
Commercial – Non-owner Occupied	311,897	21.2%	324,840	20.7%
Residential – 1 to 4 Family	711,908	48.3%	670,827	42.8%
Residential – Multifamily	76,522	5.2%	94,748	6.1%
Consumer	8,709	0.6%	10,364	0.7%
Total Loans	$1,473,816	100.0%	$1,565,807	100.0%

Deposits

At September 30, 2021, total deposits increased to $1.78 billion from $1.59 billion at December 31, 2020, an increase of $188.8 million, or 11.9%. Deposits growth was primarily due to an increase in non-interest bearing demand deposits and an increase in interest bearing savings accounts.

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Noninterest-bearing	$542,596	$428,860
Interest-bearing
Checking	75,746	66,507
Savings	159,766	116,605
Money market	335,519	313,142
Time deposits	667,613	667,329
Total deposits	$1,781,240	$1,592,443

Borrowings
Total borrowings were $133.8 million at September 30, 2021, a decrease of $133.4 million from December 31, 2020, primarily due to the repayment of advances from the Federal Reserve for the SBA PPP loan facility, as well as the reduction of FHLBNY advances.

Equity

Total equity increased to $225.7 million at September 30, 2021 from $202.6 million at December 31, 2020, an increase of $23.1 million, or 11.4%, primarily due to the retention of earnings from the period.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2021, our cash position was $623.8 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of September 30, 2021, the Company had lines of credit with the FHLBNY of $578.8 million, of which $91.2 million was outstanding, and an additional $40.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $447.6 million at September 30, 2021.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agencies and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At September 30, 2021, the Company's investment securities portfolio classified as available for sale was $14.7 million.

We had outstanding loan commitments of $120.9 million at September 30, 2021. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2021 and 2020.

Cash provided by operating activities was $29.5 million in the nine months ended September 30, 2021, compared to $22.5 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in net income.

Cash provided by investing activities was $88.3 million in the nine months ended September 30, 2021, compared to cash used of $145.4 million in the same period last year. The increase in cash provided in the investing activities was primarily due to the cash inflow from the reduction in loans during the period.
Cash provided by financing activities was $47.4 million in the nine months ended September 30, 2021, compared to cash from financing of $374.0 million in the same period of last year. The current year included $188.8 million of cash inflows from deposit growth, partially offset by $90.0 million repayment of FRB advances from the PPP liquidity facility, as well as $43.5 million reduction in FHLBNY advances, and $7.6 million of dividend payments.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $23.1 million at September 30, 2021, from December 31, 2020, primarily from the Company’s net income of $30.7 million for the period, net of common and preferred stock dividends of $7.6 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2021, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at September 30, 2021:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage*	$238,743	11.34%	$267,546	12.83%
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
At September 30, 2021, the allowance for loan losses was $29.8 million, as compared to $29.7 million at December 31, 2020. The ratio of the allowance for loan losses to total loans was 2.02% and 1.90% at September 30, 2021 and December 31, 2020, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 484.6% at September 30, 2021, compared to 334.9% at December 31, 2020. During the nine months ended September 30, 2021 the Company charged down two commercial loans in the aggregate amount of $378,776, and one residential loan in the amount of $48,616, and charged down loans of $54,000 during the same period in 2020. During the nine months ended September 30, 2021 and September 30, 2020, the

Company recovered $68,000 and $35,000, respectively. Specific allowances for loan losses have been established in the amount of $0.6 million at September 30, 2021, as compared to $1.0 million on impaired loans at December 31, 2020. We have established reserves for all losses that we believe are both probable and reasonably estimable at September 30, 2021 and December 31, 2020. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on a GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to the expected credit loss methodology. We recorded a loan loss provision of zero during the three months ended September 30, 2021, compared to $2.4 million during the three months ended September 30, 2020. The decrease was primarily due to the increase in qualitative factors made in 2020 as a result of economic uncertainty associated with the COVID-19 pandemic, as well as lower than expected loan growth during the quarter ended September 30, 2021.
The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the period	$29,698	$21,811
Charge-offs:
Commercial and Industrial	—	—
Construction	(226)	—
Real Estate Mortgage:
Commercial – Owner Occupied	(153)	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	(49)	(54)
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	(428)	(54)

Recoveries:
Commercial and Industrial	15	18
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	49	9
Commercial – Non-owner Occupied	4	8
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total recoveries	68	35

Net charge-offs (recoveries)	(360)	(19)
Provisions for loan losses	500	5,796
Balance at the end of the period	$29,838	$27,588

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
Delinquent loans totaled $4.7 million, or 0.3% of total loans at September 30, 2021, a decrease of $6.8 million from December 31, 2020. At September 30, 2021, loans 30 to 89 days delinquent totaled $0.26 million, a decrease of $2.5 million from December 31, 2020. Loans delinquent 90 days or more and not accruing interest totaled $4.4 million or 0.3% of total loans at September 30, 2021, a decrease of $4.3 million from $8.7 million, or 0.6% of total loans, at December 31, 2020. The two largest nonperforming loan relationships as of September 30, 2021 were a $1.2 million owner occupied commercial real estate loan and a $1.1 million non-owner occupied commercial land loan.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at September 30, 2021.

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$96	$47	$—	$66,134	$66,277	0.07%
Construction	—	—	1,139	—	170,012	171,151	0.67%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	—	125,182	127,352	1.70%
Commercial – Non-owner Occupied	—	—	309	—	311,588	311,897	0.10%
Residential – 1 to 4 Family	—	163	557	—	711,188	711,908	0.08%
Residential – Multifamily	—	—	—	—	76,522	76,522	—%
Consumer	—	—	178	—	8,531	8,709	2.04%
Total Loans	$—	$259	$4,400	$—	$1,469,157	$1,473,816	0.30%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At September 30, 2021 and December 31, 2020, we had $10.5 million and $22.7 million, respectively, of loans deemed impaired. Impaired loans at September 30, 2021 and December 31, 2020 included $6.1 million and $14.2 million, respectively, of TDR loans.
Troubled Debt Restructurings
We reported performing TDR loans (not reported as non-accrual loans) of $6.1 million and $13.9 million, respectively, at September 30, 2021 and December 31, 2020. We had nonperforming TDR loans of zero and $274,000 at September 30, 2021 and December 31, 2020, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the three and nine months ended September 30, 2021 and the year ended December 31, 2020. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term periods through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at September 30, 2021 was $1.8 million, compared to $0.1 million at December 31, 2020.

An analysis of OREO activity is as follows:

	For the nine months ended
	September 30,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$139	$4,727
Real estate acquired in settlement of loans	1,811	—
Sales of OREO, net	(245)	(4,120)
Valuation adjustment	51	(40)
Balance at end of period	$1,756	$567

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At September 30, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $120.9 million and $144.6 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the September 30, 2021 and December 31, 2020, standby letters of credit with customers were $1.7 million and $1.7 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2021, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Loan and Lease Losses: Our allowances for loan and lease losses represents management's best estimate of probable losses inherent in our loan portfolio, excluding those loans accounted for under fair value. Our process for determining the allowance for loan and lease losses is discussed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

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

The majority of our assets recorded at fair value are our investment securities available for sale. The fair value of our available for sale securities are provided by independent third-party valuation services. We may also have a small amount of SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned ("OREO") is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 7. Fair Value in the Notes to the unaudited consolidated financial statements for further information.
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

There were no repurchases of our common stock during the nine months ended September 30, 2021.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	November 8, 2021	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2021	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)