Form 10-K
period 2021-12-31
PARKE BANCORP, INC.
filed 2022-03-21
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021 or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2021 was approximately $193.9 million.

As of March 11, 2022 there were 11,907,641 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the COVID-19 pandemic may continue to adversely impact the local and national economy and our business and results of operations may continue to be adversely affected;
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
•cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
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

The COVID-19 Pandemic

The COVID-19 pandemic is continuing to have an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including whether the pandemic can be controlled and abated. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

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

Part I

Item 1.    Business.

General

We are a bank holding company incorporated under the laws of the State of New Jersey in January 2005. Our business and operations primarily consist of our ownership of Parke Bank (the "Bank"). The Bank is a full service commercial bank and is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts its business through offices in Gloucester, Atlantic and Camden Counties in New Jersey and the Philadelphia area in Pennsylvania.

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

At December 31, 2021, we had total assets of $2.14 billion, including loans of $1.48 billion, total deposits of $1.77 billion and total equity of $232.4 million.

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
    At December 31, 2021 and 2020, deposit balances from medical-use cannabis customers were approximately $375.2 million and $259.4 million, or 21.2% and 16.3% of total deposits, respectively, with two customers accounting for 19.3% and 19.2% of the total at December 31, 2021 and 2020. At December 31, 2021 and 2020, there were cannabis-related loans in the amounts of $5.4 million and $8.0 million, respectively. We recorded approximately $336,000 and $465,000 of interest incomes in 2021 and 2020, respectively, related to these loans. The fee income for the years ended December 31, 2021 and 2020 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry were $5.1 million and $2.2 million, respectively, and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.
Lending Activities
Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing primarily in and around Southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories and the dollar amount of loans in certain loan categories due after December 31, 2021, which have predetermined interest rates and which have floating or adjustable interest rates at December 31, 2021.

	Due within one year or less	Due after one through five years	Due after five through fifteen years	Due after fifteen years	Total
	(Dollars in thousands)
Commercial and Industrial	$23,190	$22,625	$11,336	$—	$57,151
Construction	131,416	22,196	—	465	154,077
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	10,291	42,171	69,548	1,662	123,672
Commercial - Non-Owner Occupied	23,976	83,777	198,733	—	306,486
Residential - 1 to 4 family	7,998	21,176	128,358	592,993	750,525
Residential - multifamily	2,214	19,548	63,202	—	84,964
Consumer	11	136	3,042	4,783	7,972
Total	$199,096	$211,629	$474,219	$599,903	$1,484,847

Loans at fixed interest rates	$19,923	$43,312	$175,720	$38,889	$277,844
Loans at floating/variable interest rates	179,173	168,317	298,499	561,014	1,207,003
Total	$199,096	$211,629	$474,219	$599,903	$1,484,847

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2021, the Bank’s loan to one borrower limit was approximately $45.6 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2021, the Bank’s largest loan to one borrower was a combination loan/line of credit with a balance of loan and line of credit of $21.8 million that were secured by mix of real estate, construction assets and other commercial assets. At December 31, 2021, these loans were current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods to determine concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification. The Bank limits on loans to one borrower, one industry as well as product concentrations. At December 31, 2021, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing troubled debt restructurings (“TDRs”), were $10.3 million and $22.7 million at December 31, 2021 and 2020, respectively. Included in impaired loans at December 31, 2021 and 2020 were $6.0 million and $13.9 million, respectively, of loans classified as TDRs as defined within accounting guidance and regulatory literature.

As of December 31, 2021, there was $17.4 million in loans which were not then on non-accrual status or a TDR but where there is a potential weakness or pose unwarranted financial risk to the Bank, even though the asset value is not currently impaired. These loans require an increased degree of monitoring and servicing by Management as a result of internal or external conditions.

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

Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectability of principal and interest. At December 31, 2021, the Bank had $4.3 million in loans that were on a non-accrual basis. Interest income of $406,391 was recognized on these loans during the year ended December 31, 2021. Gross interest income of $522,656 would have been recorded during the year ended December 31, 2021, if these loans had been performing in accordance with their terms.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2021 was $1.7 million. Real estate owned consisted of 1 commercial owner occupied property as of December 31, 2021.

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

	December 31, 2021				December 31, 2020
	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding
	(Dollars in thousands)
Commercial and Industrial	$417	3.8%	$(18)	—%	$492	7.8%	$(23)	—%
Construction	2,662	10.4	226	0.01%	3,359	13.5	—	—%
Real Estate Mortgage:
Commercial – Owner Occupied	2,997	8.3	100	0.01%	3,078	8.4	(11)	—%
Commercial – Non-owner Occupied	7,476	20.6	(4)	—%	8,398	20.7	(266)	(0.02)%
Residential – 1 to 4 Family	14,970	50.7	49	—%	12,595	42.8	59	—%
Residential – Multifamily	1,215	5.7	—	—%	1,639	6.1	—	—%
Consumer	108	0.5	—	—%	137	0.7	—	—%
Total allowance for loan losses	$29,845	100.0%	$353	0.02%	$29,698	100.0%	$(241)	(0.02)%
Period-end loans outstanding (net of deferred costs/fees)	$1,484,847				$1,565,807
Average loans outstanding	$1,513,959				$1,527,999
Total non-performing loans	$4,308				$8,729
Allowance as a percentage of period end loans	2.01%				1.90%
Non-accrual loans as a percentage of period end loans	0.29%				0.56%
Allowance as a percentage of non-performing loans	692.78%				340.22%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are a mix of municipal bonds and mortgage-backed-securities held for Community Reinvestment Act purposes, as “held to maturity.” At December 31, 2021, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv)

mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2021, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2021, by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2021
	One Year or Less	After One Through Five Years	After Five Years Through Ten Years	After Ten Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Amounts in thousands, except yields)
Securities Held to Maturity:
State and political subdivisions	$—	$—	$1,283	$2,478	$3,761	$3,986
Yield	—%	—%	4.76%	0.64%	2.03%
Residential mortgage-backed securities	—	—	—	6,157	6,157	6,039
Yield	—%	—%	—%	0.64%	0.64%
Total securities held to maturity	—	—	1,283	8,635	9,918	10,025
Weighted Average Yield	—%	—%	4.76%	0.64%	1.16%

Securities Available for Sale:
Corporate debt obligations	$—	$500	$—	$—	$500	$500
Yield	—%	3.28%	—%	—%	3.28%
Residential mortgage-backed securities	10	110	7,223	5,170	12,513	12,843
Yield	—%	1.71%	2.07%	1.93%	1.99%
Collateralized mortgage obligations	—	—	—	8	8	8
Yield	—%	—%	—%	4.64%	4.64%
Total securities available for sale	10	610	7,223	5,178	13,021	13,351
Weighted Average Yield	—%	2.94%	2.07%	1.93%	2.03%
Total Investment Securities	$10	$610	$8,506	$13,813	$22,939	$23,376
Total Weighted Average Yield	—%	2.94%	2.41%	1.20%	1.70%

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.77 billion at December 31, 2021. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $9.1 million and $71.1 million at December 31, 2021, and 2020, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined

Promontory Interfinancial Network ("Promontory") to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $4.5 million and $66.4 million at December 31, 2021 and 2020, respectively.

	2021
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands, except percentages)
NOWs	$75,502	0.43%	4.39%
Money markets	322,201	0.66%	18.75%
Savings	146,584	0.45%	8.53%
Time deposits	632,874	1.01%	36.84%
Brokered CDs	34,292	0.67%	2.00%
Total interest-bearing deposits	1,211,453	0.81%
Non-interest bearing demand deposits	506,644		29.49%
Total deposits	$1,718,097		100.00%
Uninsured deposits at the end of the period	$802,665

	2020
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands, except percentages)
NOWs	$63,086	0.52%	4.16%
Money markets	279,947	1.31%	18.47%
Savings	140,466	0.51%	9.27%
Time deposits	562,655	1.96%	37.13%
Brokered CDs	126,968	1.56%	8.38%
Total interest-bearing deposits	1,173,122	1.51%
Non-interest bearing demand deposits	342,325		22.59%
Total deposits	$1,515,447		100.00%
Uninsured deposits at the end of the period	$798,604

The following table indicates the amount of the Company’s certificates of deposit of $250,000 or more, and the portion that are in excess of the Federal Deposit Insurance ("FDIC") limit, by time remaining until maturity as of December 31, 2021.

Maturity Period	Certificates of Deposit	Portion in Excess of FDIC Insurance Limit
	(Dollars in thousands)
Within three months	$42,214	$13,964
Over three through six months	27,511	15,261
Over six through twelve months	59,673	32,674
Over twelve months	34,518	20,018
Total	$163,916	$81,917

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

Subsidiary Activities

The largest subsidiary of the Company is the Bank. In 2018, the Company formed a joint venture with Bridgestone Capital LLC in PDL LLC, to originate short-term alternative real estate loan products. The Company had a 51% ownership interest in the joint venture, and Bridgestone Capital LLC made a $1.2 million capital contribution to PDL. In 2021, PDL LLC was fully liquidated and all earnings were distributed to the Company and Bridgestone Capital, LLC.

Personnel

At December 31, 2021, the Bank had 98 full-time and 12 part-time employees.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System (the "Federal Reserve") and other federal banking agencies, including those with direct supervisory jurisdiction over the Bank and the Company. Furthermore, as the ongoing COVID-19 pandemic has evolved, federal regulatory authorities have continued to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Consent Orders with Banking Regulators

In the fourth quarter of 2020, the Bank entered into a Stipulation to the Issuance of a Consent Order with each of the Federal Deposit Insurance Corporation (the “FDIC”) and the New Jersey Department of Banking and Insurance (the “NJDOBI”), consenting to the issuance of substantially identical consent orders (the “Consent Orders”) relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Orders, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program.

Under the terms of the Consent Orders, the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to:

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

The Consent Orders have resulted, and are expected to continue to result, in additional BSA compliance expenses for the Bank and the Company. The Consent Orders do not otherwise impact the Bank’s business activities outside of BSA.

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

Any change in applicable statutory and regulatory requirements, whether by the NJDOBI, the FDIC, the United States Congress or state legislatures, could have a material adverse impact on the Bank, and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank’s franchise, which developments could hurt the trading price of the Company’s stock.

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation and supervision of the NJDOBI. As an FDIC-insured institution, the Bank is subject to regulation and supervision of the FDIC. The regulations of the FDIC and the NJDOBI affect virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters. The NJDOBI and the FDIC regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements.

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

Under the FDIC's regulatory capital rules, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

As of December 31, 2021, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 13 of Notes to Consolidated Financial Statements.

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

The federal banking regulators jointly issued a final rule under the EGRRCPA, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying bank that elects to use the CBLR framework will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. In accordance with the provisions of the CARES Act, the federal banking agencies issued a final rule in August 2020, under which the CBLR was lowered to 8% through the end of 2020, will be set at 8.5% for the 2021 calendar year, and will return to 9% on January 1, 2022. We have elected to use the CBLR framework.

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

Not applicable

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

The Bank also conducts business from a full-service office in Northfield, New Jersey, a full-service office in Washington Township, Gloucester County, New Jersey, a full-service office in Philadelphia, Pennsylvania, and a full-service office in Galloway Township, NJ. These offices were opened by the Bank in September 2002, February 2003, August 2006 and May 2010, respectively. The Northfield office and the Philadelphia office are leased. The Washington Township office was purchased in February 2003. The Bank opened two offices, a full service office in Collingswood, New Jersey, opened in September 2016, and a full service office in Philadelphia, Pennsylvania, opened December 2016. Both these offices are leased. Management considers the physical condition of all offices to be good and adequate for the conduct of the Bank’s business. At December 31, 2021, net property and equipment totaled approximately $6.3 million.

Item 3.    Legal Proceedings.

    None

Item 4.    Mine Safety Disclosures.

Not applicable

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the Nasdaq Capital Market under the trading symbol of "PKBK". The number of shareholders of record of common stock as of December 31, 2021, was approximately 245. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. As of March 11, 2022, there were 11,907641 shares of our common stock outstanding.

The Company paid a $0.16 per share quarterly common stock cash dividend in each quarter of 2021. During 2021, the Company paid a total of $7.6 million in common stock cash dividends.

The Company also has 445 shares of 6% non-Cumulative Series B Preferred Stock outstanding at December 31, 2021. The preferred stock has a liquidation preference of $1,000 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2021. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 61,232 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions.

The Company has recorded dividends on preferred stock in the approximate amount of $28,200 and $29,000 for the years ended December 31, 2021 and 2020, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for the years 2021 and 2020. The preferred stock qualifies, and is accounted, as equity securities and is included in the Company’s Tier I capital since issued.

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

There were no repurchases of the Company’s Common Stock during the twelve months ended December 31, 2021.

Shareholders wishing to change the name, address or ownership of the Company’s stock, report lost certificates or consolidate accounts are asked to contact the Company’s Transfer Agent and Registrar directly: Computershare Investor Services ("Computershare"), P.O. Box 43078, Providence, Rhode Island 02940-3078. Shareholders may also contact Computershare at 1-800-942-5909 and www.computershare.com.

Item 6.    [Reserved]

Not applicable

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a bank holding company and are headquartered in Washington Township, New Jersey. Through the Bank, we provide personal and business financial services to individuals and small to mid-sized businesses primarily in New Jersey and Pennsylvania. The Bank has branches in Galloway Township, Northfield, Washington Township, and Collingswood, New Jersey and Philadelphia, Pennsylvania. The vast majority of our revenue and income is currently generated through the Bank.

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

As of December 31, 2021, we had total assets of $2.14 billion, total liabilities of $1.90 billion, and total shareholders' equity of $232.4 million. Net income available to common shareholders for 2021 was $40.7 million. In 2021, net income available to common shareholders increased 43.4% over the previous year primarily as a result of lower interest expense on deposits, lower provision for loan losses, and higher fee income. Total assets increased 2.8% and total equity increased 14.7% compared to December 31, 2020. We also maintained a strong capital position. Our risk based tier 1 capital ratio was 19.0% at December 31, 2021. During 2021, we returned $9.5 million of capital to our common shareholders through common stock dividends.

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

Results of Operations

Net Income

We recorded net income available to common shareholders of $40.7 million or $3.43 per basic common share and $3.36 per diluted common share, for the year ended December 31, 2021 compared to $28.4 million, or $2.40 per basic common share and $2.37 per diluted common share for the year ended December 31, 2020, an increase of $12.3 million or 43.4%.

Net Interest Income

Net interest income increased $6.5 million, or 10.3%, to $69.1 million for the year ended 2021 compared to $62.6 million for the year ended 2020. The increase in net interest income was primarily due to a decrease in deposit rates, partially offset by lower interest income from loans due to a decline in the loan portfolio. Interest income for 2021 decreased to $82.1 million, a decrease of $2.5 million, or 2.9%, from $84.5 million for 2020. Interest expense decreased to $13.0 million for 2021, from $21.9 million for 2020, a reduction of $8.9 million, or 40.8%.

Comparative Average Balances, Yields and Rates

The following table presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the years ended December 31, 2021 and 2020. Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands except Yield/ Cost data)
Assets
Loans	$1,513,959	$80,643	5.33%	$1,527,999	$82,336	5.39%
Investment securities	26,000	753	2.90%	32,065	1,008	3.14%
Deposits with banks	523,491	676	0.13%	331,718	1,194	0.36%
Total interest-earning assets	2,063,450	$82,072	3.98%	1,891,782	$84,538	4.47%
Non-interest earning assets	77,370			70,279
Allowance for loan losses	(30,019)			(25,145)
Total assets	$2,110,801			$1,936,916
Liabilities and Equity
Interest bearing deposits
NOWs	$75,502	$323	0.43%	$63,086	$328	0.52%
Money markets	322,201	2,140	0.66%	279,947	3,670	1.31%
Savings	146,585	664	0.45%	140,466	711	0.51%
Time deposits	632,874	6,399	1.01%	562,655	11,016	1.96%
Brokered certificates of deposit	34,292	228	0.66%	126,968	1,986	1.56%
Total interest-bearing deposits	1,211,454	9,754	0.81%	1,173,122	17,711	1.51%
Borrowings	158,943	3,202	2.01%	216,641	4,182	1.93%
Total interest-bearing liabilities	1,370,397	$12,956	0.95%	1,389,763	$21,893	1.58%
Non-interest bearing deposits	506,645			342,325
Other liabilities	15,030			13,084
Total liabilities	1,892,072			1,745,172
Equity	218,729			191,564
Total liabilities and equity	$2,110,801			$1,936,736
Net interest income		$69,116			$62,645
Interest rate spread			3.03%			2.89%
Net interest margin			3.35%			3.31%

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

	Years ended December 31,
	2021 vs 2020
	Variance due to change in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(Dollars in thousands)
Interest Income:
Loans (net of deferred costs/fees)	$(760)	$(933)	$(1,693)
Investment securities	(179)	(76)	(255)
Federal funds sold and cash equivalents	100	(618)	(518)
Total interest income	(839)	(1,627)	(2,466)
Interest Expense:
Deposits	559	(8,516)	(7,957)
Borrowed funds	(1,059)	79	(980)
Total interest expense	(500)	(8,437)	(8,937)
Net interest income	$(339)	$6,810	$6,471

Provision for loan losses

Our provision for loan losses in each period is driven by net charge-offs and changes to the allowance for loan losses. We recorded a provision for loan losses of $0.5 million and $7.6 million in 2021 and 2020, respectively. The provision for loan losses as a percentage of interest income was 0.61% and 9.04% in 2021 and 2020, respectively.
Our provision for loan losses decreased by $7.1 million in 2021 compared to 2020 primarily as a result of the economic uncertainties related to COVID-19 which were evaluated in 2020. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Risk Management and Asset Quality-Allowance for Loan and Lease Losses” and NOTE 4. Loans and Allowance for Loan and Lease Losses in the Consolidated Financial Statements.

Non-interest Income

The table below displays the components of non-interest income for 2021 and 2020.

	2021	2020
	(Dollars in thousands)
Gain on sale of SBA loans	$214	$—
Other Loan fees	1,346	860
Bank owned life insurance income	575	592
Service fees on deposit accounts	5,662	2,521
Gain/(loss) on sale and valuation adjustments of OREO	60	(371)
Other	942	581
Total non-interest income	$8,799	$4,183

Non-interest income increased by $4.6 million to $8.8 million in 2021 compared to 2020 primarily due to:
•An increase in fee income related to commercial deposit accounts;
The fee income for the year ended December 31, 2021 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry totaled $5.1 million and is included in service fees on deposit accounts in the accompanying consolidated statements of income. Such deposit fee income totaled $2.2 million during the year ended December 31, 2020. Please refer to Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for our banking services to customers who do business in the medical-use cannabis industry.

Non-Interest Expense

The following table displays the components of non-interest expense for 2021 and 2020.

	2021	2020
	(Dollars in thousands)
Compensation and benefits	$9,731	$10,611
Professional services	3,724	1,987
Occupancy and equipment	2,381	2,031
Data processing	1,306	1,290
FDIC insurance and other assessments	1,104	805
OREO expense	287	271
Other operating expense	3,970	3,301
Total non-interest expense	$22,503	$20,296

Non-interest expense increased $2.2 million to $22.5 million for 2021, from $20.3 million for 2020 primarily due to an increase in professional services, and other operating expense. Professional services increased $1.7 million, or 87.4% as a result of our consent order remediation efforts surrounding our BSA operations. Other operating expense increased $0.7 million, or 20.3%, generally due to the growth of the Company. These increases were partially offset by a decrease in compensation and benefits expense.

Income Tax

Income tax expense increased $3.9 million to $13.9 million on income before taxes of $54.9 million for 2021, compared to income tax expense of $10.0 million on income before taxes of $38.9 million for 2020. The effective income tax rates for 2021 and 2020 were 25.4% and 25.7%, respectively.

Financial Condition
General
At December 31, 2021, the Company’s total assets were $2.14 billion, an increase of $58.1 million or 2.8%, from December 31, 2020. The increase in total assets was primarily attributable to an increase in cash and cash equivalents, partially offset by a decrease in loans. Cash and cash equivalents increased $138.0 million, to $596.6 million at December 31, 2021. Total loans outstanding decreased $81.0 million, primarily due to the decrease in the commercial loan portfolio related to the Paycheck Protection Program loans, which decreased $63.4 million to $27.8 million at December 31, 2021, from $91.2 million at December 31, 2020.

Total liabilities were $1.90 billion at December 31, 2021. This represented a $28.4 million, or 1.5%, increase from $1.88 billion at December 31, 2020. The increase in total liabilities was primarily due to an increase in total deposits, partially offset by a decrease in borrowings of $146.3 million. Total deposits increased $176.0 million, or 11.1%, to $1.8 billion at December 31, 2021, from $1.6 billion at December 31, 2020. Deposits from the medical-use cannabis industries increased to $375.2 million at December 31, 2021, from $259.4 million at December 31, 2020. Total borrowings were $120.9 million at December 31, 2021, a decrease of $146.3 million, compared to December 31, 2020, primarily due to the repayment of $90.0 million in advances from the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") for the Small Business Administration ('SBA") of PPP loans, and $56.5 million in pay downs of FHLBNY advances.
Total equity was $232.4 million and $202.6 million at December 31, 2021 and December 31, 2020, respectively, for an increase of $29.8 million from December 31, 2020.

The following table presents certain key condensed balance sheet data as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Cash and cash equivalents	$596,553	$458,601
Investment securities	23,269	21,106
Loans held for sale	—	200
Loans, net of unearned income	1,484,847	1,565,807
Allowance for loan losses	(29,845)	(29,698)
Total assets	2,136,445	2,078,322
Total deposits	1,768,410	1,592,443
FHLBNY borrowings	78,150	134,650
Subordinated debt	42,732	42,542
FRB advances	—	90,026
Total liabilities	1,904,084	1,875,725
Total equity	232,361	202,597
Total liabilities and equity	2,136,445	2,078,322
Cash and cash equivalents

Cash and cash equivalents increased $138.0 million to $596.6 million at December 31, 2021, from $458.6 million at December 31, 2020, an increase of 30.1%. The increase was primarily due to cash received from the increase in deposits from the medical-use cannabis businesses and the repayment of loans, partially offset by the reduction of borrowings.

Investment securities

Total investment securities increased to $23.3 million at December 31, 2021, from $21.1 million at December 31, 2020, an increase of $2.2 million or 10.2%. The increase was primarily due to the purchase of $8.7 million of securities classified as held-to-maturity, net of normal pay downs of mainly mortgage-backed securities.

Loans

Loans held for sale (HFS): Loans held for sale are comprised of SBA loans originated for sale. There were no loans held for sale at December 31, 2021 and $200.0 thousand at December 31, 2020.

Loans, net of unearned income: Loans receivable decreased to $1.48 billion at December 31, 2021, from $1.57 billion at December 31, 2020. The decrease was largely driven by the reduction in the commercial loan portfolio attributed to the payoff of Paycheck Protection Program loans.

Allowance for loan losses

Allowance for loan losses increased $0.1 million, to $29.8 million, or 0.5%, at December 31, 2021, from $29.7 million at December 31, 2020. The decrease in the provision was primarily due to the increase in qualitative factors made in 2020 as a result of economic uncertainty associated with the COVID-19 pandemic.

Deposits

At December 31, 2021, the Bank’s total deposits increased to $1.8 billion from $1.6 billion at December 31, 2020, an increase of $176.0 million, or 11.1%. The increase in deposits was primarily driven by the increase in noninterest-bearing deposits from the medical-use cannabis businesses.

Borrowings

At December 31, 2021, total borrowings decreased $146.3 million to $120.9 million at December 31, 2021, from $267.2 million at December 31, 2020. The decrease in borrowings was primarily due to the repayment of $90 million in advances from the Federal Reserve Bank's PPPLF for the SBA of PPP loans, and $56.5 million in pay downs of FHLBNY advances.

Equity

Total shareholders’ equity increased to $232.4 million at December 31, 2021, from $200.9 million at December 31, 2020, an increase of $31.4 million or 15.6%. Total equity increased to $232.4 million at December 31, 2021, from $202.6 million at December 31, 2020. The increases in total shareholders' equity and total equity were primarily due to the retention of earnings from the period.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At December 31, 2021, our cash position was $596.6 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. At December 31, 2021, the Company had a $596.5 million line of credit from the FHLBNY, of which $78.2 million was outstanding, $40.0 million was a letter of credit to secure public deposits, and $478.3 million was unused.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At December 31, 2021, the Company's investment securities portfolio classified as available for sale was $13.4 million.

We had unused loan commitments of $117.7 million at December 31, 2021. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Capital Adequacy
Consistent with the goal to operate a sound and profitable financial organization, the Company and Bank actively seeks to maintain their status as well-capitalized in accordance with regulatory standards. As of December 31, 2021, the Company and the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our consolidated financial statements for more information about the Company's and the Bank's regulatory capital compliance.

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

The interest rate sensitivity position as of December 31, 2021 is presented in the following table. Assets and liabilities are scheduled based on maturity or re-pricing data except for mortgage loans and mortgage-backed securities, which are based on prevailing prepayment assumptions and expected maturities and deposits which are based on recent retention experience of core deposits. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

	As of December 31, 2021
	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 3 Years	Over 3 Years Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$151,716	$232,323	$390,824	$259,460	$444,534	$1,478,857
Investment securities	1,886	4,249	7,842	4,025	5,267	23,269
Cash and cash equivalents	571,232	—	—	—	—	571,232
Total interest-earning assets	$724,834	$236,572	$398,666	$263,485	$449,801	$2,073,358
Interest-bearing liabilities:
NOW, Saving and Money market deposits	$32,892	$98,674	$263,130	$195,733	$30,426	$620,855
Retail time deposits	158,434	287,666	91,108	31,579	—	568,787
Brokered time deposits	—	20,341	2,888	1,730	—	24,959
Borrowed funds	13,403	20,000	58,150	—	30,000	121,553
Total interest-bearing liabilities	$204,729	$426,681	$415,276	$229,042	$60,426	$1,336,154
Interest rate sensitive gap	$520,105	$(190,109)	$(16,610)	$34,443	$389,375	$737,204
Cumulative interest rate gap	$520,105	$329,996	$313,386	$347,829	$737,204	$—
Ratio of rate-sensitive assets to rate-sensitive liabilities	354.0%	55.4%	96.0%	115.0%	744.4%	155.2%
Cumulative interest sensitivity gap to total assets	24.3%	15.4%	14.7%	16.3%	34.5%	—
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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At December 31, 2021 and December 31, 2020, unused commitments to extend credit amounted to approximately $117.7 million and $144.6 million, respectively. Commitments to fund fixed-rate loans were immaterial at December 31, 2021. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition of the Company.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2021 and December 31, 2020, standby letters of credit with customers were $1.5 million and $1.7 million, respectively.
At December 31, 2021, we had contractual obligations primarily relating to commitments to extent credits, deposits, secured and unsecured borrowings, and operating leases. We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Please refer to Notes 6, 7, 9, and 15 of the Notes to the Consolidated Financial Statements for detailed information regarding our contractual obligations.

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

Allowance for Loan and Lease Losses: Our allowances for loan and lease losses represents management's best estimate of probable losses inherent in our loan portfolio excluding those loans accounted for under fair value. Our process for determining the allowance for loan and lease losses is discussed in Note 1 to the Consolidated Financial Statements.

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

Fair Value Estimates: ASC 820 - Fair Value Measurements defines fair value as a market-based measurement and is the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that are consistent with the market approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

Level 3 Inputs - Significant unobservable inputs that reflect an entity's own assumptions that market participants would use in pricing the assets or liabilities.

The majority of our assets recorded at fair value are our investment securities available for sale. The fair value of our available for sale securities are provided by independent third-party valuation services. We also may have small SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned (OREO) is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 16 - Fair Value in the Notes to the Consolidated Financial Statements for further information.
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

Current Expected Credit Losses: In June 2016, the Financial Accounting Standards Board adopted a new accounting standard, Financial Instruments - Credit Losses, referred to as Current Expected Credit Loss, or CECL, requires financial institutions to make periodic estimates of lifetime expected credit losses on financial instruments measured at amortized cost and recognize the expected credit losses as allowances. This would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan and debt securities. For public business entities except smaller reporting entities ("SRCs"), the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. CECL will be effective for SEC filers which are SRCs and all other nonpublic entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is not effective for the Company until after December 15, 2022.

Quarterly Financial Data (unaudited)
The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprised only of normal recurring accruals) necessary for fair presentation.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Amounts in thousands, except per share amounts)
2021
Interest income	$19,565	$20,580	$21,366	$20,561
Interest expense	2,819	3,099	3,283	3,755
Net interest income	16,746	17,481	18,083	16,806
Provision for loan losses	—	—	—	500
Income before income tax expense	13,434	14,249	14,457	12,773
Income tax expense	3,353	3,705	3,633	3,247
Net income	10,073	10,501	10,757	9,429
Preferred stock dividends	7	7	7	7
Net income available to common shareholders	10,066	10,494	10,750	9,422
Net income per common share:
Basic	$0.85	$0.88	$0.90	$0.80
Diluted	$0.83	$0.87	$0.89	$0.77
2020
Interest income	$21,665	$20,873	$20,443	$21,557
Interest expense	4,550	5,433	5,552	6,358
Net interest income	17,115	15,440	14,891	15,199
Provision for loan losses	1,850	2,400	2,000	1,396
Income before income tax expense	11,060	8,949	8,955	9,922
Income tax expense	2,840	2,306	2,311	2,554
Net income	8,132	6,543	6,541	7,212
Preferred stock dividends	7	7	7	8
Net income available to common shareholders	8,125	6,536	6,534	7,204
Net income per common share:
Basic	$0.69	$0.55	$0.55	$0.61
Diluted	$0.68	$0.55	$0.54	$0.60

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

March 21, 2022

/s/ Vito S. Pantilione	/s/ John S. Kaufman
Vito S. Pantilione	John S. Kaufman
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Parke Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2021 was $29.9 million. As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans.

The allowance consists of specific and general components in the amounts of $0.6 million and $29.3 million, respectively.

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

Blue Bell, Pennsylvania
March 21, 2022

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020
(Dollars in thousands except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$25,321	$20,571
Interest earning deposits with banks	571,232	438,030
Cash and cash equivalents	596,553	458,601
Investment securities available for sale, at fair value	13,351	19,882
Investment securities held to maturity (fair value of $10,025 at December 31, 2021 and $1,530 at December 31, 2020)	9,918	1,224
Total investment securities	23,269	21,106
Loans held for sale	—	200
Loans, net of unearned income	1,484,847	1,565,807
Less: Allowance for loan losses	(29,845)	(29,698)
Net loans	1,455,002	1,536,109
Accrued interest receivable	7,681	8,772
Premises and equipment, net	6,265	6,698
Restricted stock	5,144	7,542
Bank owned life insurance (BOLI)	27,577	27,002
Deferred tax asset	7,608	8,611
Other	7,346	3,681
Total Assets	$2,136,445	$2,078,322
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$553,810	$428,860
Interest-bearing deposits	1,214,600	1,163,583
Total deposits	1,768,410	1,592,443
FHLBNY borrowings	78,150	134,650
FRB advances	—	90,026
Subordinated debentures	42,732	42,542
Accrued interest payable	1,603	2,338
Other	13,189	13,726
Total liabilities	1,904,084	1,875,725
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares and 480 shares outstanding at December 31, 2021 and 2020, respectively	445	480
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,182,081 shares and 12,136,567 shares at December 31, 2021 and 2020, respectively	1,218	1,214
Additional paid-in capital	135,451	134,989
Retained earnings	98,017	66,794
Accumulated other comprehensive loss	245	463
Treasury stock, 284,522 shares at December 31, 2021 and 2020, at cost	(3,015)	(3,015)
Total shareholders’ equity	232,361	200,925
Noncontrolling interest in consolidated subsidiaries	—	1,672
Total equity	232,361	202,597
Total liabilities and equity	$2,136,445	$2,078,322

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2021 and 2020
(Dollars in thousands except share and per share data)

	2021	2020
Interest income:
Interest and fees on loans	$80,643	$82,336
Interest and dividends on investments	753	1,008
Interest on deposits with banks	676	1,194
Total interest income	82,072	84,538
Interest expense:
Interest on deposits	9,754	17,711
Interest on borrowings	3,202	4,182
Total interest expense	12,956	21,893
Net interest income	69,116	62,645
Provision for loan losses	500	7,646
Net interest income after provision for loan losses	68,616	54,999
Non-interest income
Service fees on deposit accounts	5,662	2,521
Other loan fees	1,346	860
Bank owned life insurance income	575	592
Gain on sale of SBA loans	214	—
Net gain/(loss) on sale and valuation adjustments of OREO	60	(371)
Other	942	581
Total non-interest income	8,799	4,183
Non-interest expense
Compensation and benefits	9,731	10,611
Professional services	3,724	1,987
Occupancy and equipment	2,381	2,031
Data processing	1,306	1,290
FDIC insurance and other assessments	1,104	805
OREO expense	287	271
Other operating expense	3,970	3,301
Total non-interest expense	22,503	20,296
Income before income tax expense	54,912	38,886
Income tax expense	13,937	10,011
Net income attributable to Company and noncontrolling interest	40,975	28,875
Less: Net income attributable to noncontrolling interest	(215)	(447)
Net income attributable to Company	40,760	28,428
Less: Preferred stock dividend	(28)	(29)
Net income available to common shareholders	$40,732	$28,399
Earnings per common share
Basic	$3.43	$2.40
Diluted	$3.36	$2.37
Weighted average common shares outstanding
Basic	11,888,429	11,850,223
Diluted	12,120,716	11,989,608

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021 and 2020

	For the Year ended December 31,
	2021	2020
	(Dollars in thousands)
Net income	$40,975	$28,875
Unrealized (losses)/gains on investment securities, net of reclassification into income:
Unrealized (loss) gain on non-OTTI securities	(294)	537
Tax impact on unrealized loss/(gain)	76	(132)
Total unrealized (losses)/gains on investment securities	(218)	405
Comprehensive income	40,757	29,280
Less: Comprehensive loss attributable to noncontrolling interests	(215)	(446)
Comprehensive income attributable to the Company	$40,542	$28,833

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2021 and 2020
(Dollars in thousands except share data)
	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2019	$500	12,132,855	$1,213	$134,706	$44,143	$58	$(3,015)	$177,605	$1,819	$179,424
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(594)	(594)
Net income	—	—	—	—	28,428	—	—	28,428	447	28,875
Common stock options exercised	—	1,021	—	.	—	—	—	—	—	—
Preferred stock shares conversion	(20)	2,751	1	19	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	405	—	405	—	405
Stock compensation expense	—	—	—	265	—	—	—	265	—	265
Stock dividend	—	(60)	—	(1)	(2)	—	—	(3)	—	(3)
Dividend on preferred stock	—	—	—	—	(29)	—	—	(29)	—	(29)
Dividend on common stock	—	—	—	—	(5,746)	—	—	(5,746)	—	(5,746)
Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(1,887)	(1,887)
Net income	—	—	—	—	40,760	—	—	40,760	215	40,975
Common stock options exercised	—	40,701	4	197	—	—	—	201	—	201
Preferred stock shares conversion	(35)	4,813	—	35	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(218)	—	(218)	—	(218)
Stock compensation expense	—	—	—	230	—	—	—	230	—	230
Dividend on preferred stock	—	—	—	—	(28)	—	—	(28)	—	(28)
Dividend on common stock	—	—	—	—	(9,509)	—	—	(9,509)	—	(9,509)
Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361	$—	$232,361

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Cash Flows from Operating Activities
Net income	$40,975	$28,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	586
Provision for loan losses	500	7,646
Increase in value of bank-owned life insurance	(575)	(592)
Gain on sale of SBA loans	(214)	—
SBA loans originated for sale	(1,650)	—
Proceeds from sale of SBA loans originated for sale	1,864	—
Net (gain) loss on sale of OREO and valuation adjustments	(60)	371
Net accretion of purchase premiums and discounts on securities	40	45
Stock based compensation	230	265
Decrease (increase) in deferred income tax	1,079	(2,295)
Net changes in:
Increase in accrued interest receivable and other assets	(1,059)	(1,875)
(Decrease) increase in accrued interest payable and other accrued liabilities	(3,176)	3,491
Net cash provided by operating activities	38,641	36,517
Cash Flows from Investing Activities
Repayments and maturities of investment securities available for sale	6,139	7,166
Repayments and maturities of investment securities held to maturity	57	—
Purchases of investment securities held to maturity	(8,693)	—
Net decrease (increase) in loans	78,996	(144,817)
Purchases of bank premises and equipment	(64)	(251)
Proceeds from sale of OREO, net	356	4,217
Redemptions (purchases) of restricted stock	2,398	(102)
Net cash provided by (used in) investing activities	79,189	(133,787)
Cash Flows from Financing Activities
Cash dividends	(7,633)	(7,444)
Proceeds from exercise of stock options	201	—
Net proceeds from issuance of subordinate debt	—	29,052
Earnings distribution from non-controlling interest	(1,887)	(594)
Net decrease in FHLBNY and short-term borrowings	(56,500)	—
Net (decrease) increase in other borrowed funds	(90,026)	90,026
Net increase in noninterest-bearing deposits	124,950	169,591
Net increase in interest-bearing deposits	51,017	83,633
Net cash provided by financing activities	20,122	364,264
Increase in cash and cash equivalents	137,952	266,994
Cash and Cash Equivalents, January 1,	458,601	191,607
Cash and Cash Equivalents, December 31,	$596,553	$458,601

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,691	$21,815
Income taxes paid	$16,808	$9,360

Non-cash Investing and Financing Items
Loans transferred to OREO	$1,811	$—
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

The Bank is a commercial bank, which was incorporated on August 25, 1998, and commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank maintains seven branch offices with its principal office at 601 Delsea Drive, Sewell, New Jersey, and additional branch office locations; 631 Tilton Road, Northfield, New Jersey, 567 Egg Harbor Road, Washington Township, New Jersey, 67 East Jimmie Leeds Road, Galloway Township, New Jersey, 1150 Haddon Avenue, Collingswood, New Jersey, 1610 Spruce Street, Philadelphia, Pennsylvania, and 1032 Arch Street, Philadelphia, Pennsylvania.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. We have reclassified certain prior year amounts to conform to the 2021 presentation, which did not have a material impact on our consolidated financial condition or results of operations. The accounting policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Parke Bank. Also included are the accounts of Parke Direct Lending LLC ("PDL"), a joint venture formed in 2018 to originate short-term alternative real estate loan products. Parke Bank had a 51% ownership interest in the joint venture. The joint venture was liquidated in 2021. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated because they do not meet the requirements for consolidation under applicable accounting guidance. All material inter-company balances and transactions have been eliminated.

Cash and cash equivalents: Consists of cash and due from banks, and interest-bearing deposits and other-short term investments, all of which, if applicable, have stated maturities of three months or less when acquired.

Investment Securities: Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity if we have the positive intent and ability to hold the securities to maturity. We report securities held to maturity on our consolidated balance sheets at carrying value, which generally equals amortized cost. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. Debt securities not classified as held to maturity or trading are designated as securities available for sale ("AFS") and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We did not have any securities classified as trading securities during 2021 or 2020.

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

Loan Fees: Loan fees and direct costs associated with loan originations are netted and deferred. The deferred amount is recognized as an adjustment to loan interest over the term of the related loan using the interest method. Prepayment penalties on loans are recognized in loan interest. Loan brokerage fees represent commissions earned for facilitating loans between borrowers and other companies and is recorded as loan fee income.

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

Troubled Debt Restructurings: Troubled debt restructurings (“TDRs”) are loans for which the Company, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered in the normal course of business. Concessions that result in the categorization of a loan as a TDR include but are not limited to:

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

The general component of the allowance evaluates the impairments of pools of the loan and lease portfolio collectively. It incorporates a historical valuation allowance and general valuation allowance. The historical loss experience is measured by type of credit and internal risk grade, loss severity, specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The general valuation allowance is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

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

Other Real Estate Owned (“OREO”): Real estate acquired through foreclosure or other proceedings is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. Costs of improving OREO are capitalized to the extent that the carrying value does not exceed its fair value less estimated selling costs. Subsequent valuation adjustments, declines, if any, are recognized as a charge against current earnings. Holding costs are charged to expense. Gains and losses on sales are recognized in noninterest income as they occur. The OREO balance is included in other assets on the balance sheets.

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

Lease: Lease classification is determined at inception for all lease transactions with an initial term greater than one year. At adoption of ASU 2016-02, we elected the practical expedient approach, which allows us to not reassess the lease classification for any existing leases. Operating leases are included as right-of-use (“ROU”) assets within other assets, and operating lease liabilities are classified as other liabilities on our consolidated balance sheets. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income.

Stock-Based Compensation: Stock-based compensation expense is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation used in determining compensation expense generally equals the fair market value of our common stock on the date of grant. We generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at grant date. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.

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

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2021 and 2020. The Company does not have an accrual for uncertain tax positions as of December 31, 2021 and 2020, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. The Company is currently under IRS audit for the tax year ending December 31, 2016 and as a result the statute of limitations for tax years 2016 and 2017 have been extended until December 31, 2022. All years after 2017 are open under the original federal statue of limitations. For state tax returns, the Company is subject to income tax examinations by local tax authorities for years 2018 and after, except for the State of New Jersey which is still subject to income tax examinations for years 2017 and after.

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

For year 2021 and 2020, we did not reclassify any amounts from accumulated other comprehensive income to income. The following table provides the components of other comprehensive income, reclassifications to net income and the related tax effect for the year ended December 31, 2021 and 2020:

Year ended December 31,	2021	2020
	(Dollars in thousands)
Investment securities:
Net unrealized (losses) gains arising during the period	$(294)	$537
Tax effect related to the unrealized loss during the periods	76	(132)
Change in other comprehensive income	$(218)	$405

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share considers common stock equivalents (when dilutive) outstanding during the period such as options outstanding and convertible preferred stock. To the extent that stock equivalents are anti-dilutive, they have been excluded from the earnings per share calculation. Earnings per common share have been computed based on the following for 2021 and 2020:

	2021	2020
	(Dollars in thousands, except share data)
Basic earnings per common share
Net income available to common shareholders	$40,732	$28,399
Basic weighted-average common shares outstanding	11,888,429	11,850,223
Basic earnings per common share	$3.43	$2.40
Diluted earnings per common share
Net income available to common shareholders	$40,732	$28,399
Dividend on Preferred Series B	28	29
Net income attributable to diluted common shares	$40,760	$28,428
Basic weighted-average common shares outstanding	11,888,429	11,850,223
Dilutive potential common shares	232,287	139,385
Total diluted weighted-average common shares outstanding	12,120,716	11,989,608
Diluted earnings per common share	$3.36	$2.37

For 2021 and 2020, there were 67,994 and 253,495 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.
Statement of Cash Flows: Cash and cash equivalents include cash and due from financial institutions and federal funds sold. For the purposes of the statement of cash flows, changes in loans and deposits are shown on a net basis.

Recently Issued Accounting Pronouncements:

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): During June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses is scheduled to be effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, the CECL is not effective for us until after December 15, 2022. As the result, we are not required to estimate expected credit losses until year 2023.

ASU 2020-04, Reference Rate Reform (Topic 848): In March 2020, the FASB issued ASU No. 2020.-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance to entities for a limited period of time to ease the transition in accounting for and recognizing the effects of reference rate reform on financial reporting. Under the guidance, modifications of contracts due to reference rate reform will not require contract remeasurement or reassessment of a previous accounting determination. For hedge accounting, modification of critical terms of the hedge due to changes in reference rate reform will not affect hedge accounting or dedesignate the hedging relationship. The guidance also provides specific expedients for fair value hedges, cash flow hedges, and excluded components. Further, the guidance provides a none-time election to sell or transfer held to maturity debt securities that are affected by the reference rate change. The guidance is effective upon issuance through December 31, 2022. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

Note 2.  Cash and Due from Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services. Management is responsible for assessing the credit risk of its correspondent banks. At December 31, 2021 or 2020, the vast majority of the Company's cash deposits with other banks were due from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of New York.

Note 3.  Investment Securities

The following is a summary of the Company's investments in available for sale and held to maturity securities as of December 31, 2021 and 2020:

As of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	12,513	372	42	12,843
Collateralized mortgage obligations	8	—	—	8
Total available for sale	$13,021	$372	$42	$13,351

Held to maturity:
States and political subdivisions	$3,761	$241	$16	$3,986
Residential mortgage-backed securities	6,157	—	118	6,039
Total held to maturity	$9,918	$241	$134	$10,025

As of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	18,736	646	23	19,359
Collateralized mortgage obligations	22	1	—	23
Total available for sale	$19,258	$647	$23	$19,882

Held to maturity:
States and political subdivisions	$1,224	$306	$—	$1,530

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of December 31, 2021, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$10	$9
Due after one year through five years	610	611
Due after five years through ten years	7,223	7,388
Due after ten years	5,178	5,343
Total available for sale	$13,021	$13,351

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,283	1,524
Due after ten years	8,635	8,501
Total held to maturity	$9,918	$10,025

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

During the year ending December 31, 2021 and 2020, the Company did not sell any investment securities. Also, at December 31, 2021 and 2020, the Company used a letter of credit of $40.0 million as collateral to secure public deposits.

The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020.

As of December 31, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$168	$1	$1,418	$41	$1,586	$42
Total available for sale	$168	$1	$1,418	$41	$1,586	$42

Held to maturity:
States and political subdivisions	$2,462	$16	$—	$—	$2,462	$16
Residential mortgage-backed securities	6,039	118	—	—	6,039	118
Total held to maturity	$8,501	$134	$—	$—	$8,501	$134

As of December 31, 2020	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$2,142	$20	$215	$3	$2,357	$23
Total available for sale	$2,142	$20	$215	$3	$2,357	$23

The Company’s unrealized loss for the debt securities is comprised of 5 securities in the less than 12 months loss position and 3 securities in the 12 months or greater loss position at December 31, 2021 and 2 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at December 31, 2020. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subsdivisions securities that had unrealized losses were issued by a school district, and therefore the loss is attributed to changes in interest rates and not due to credit losses. Additionally, these securities are classified as held to maturity. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at December 31, 2021.

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

Note 4.  Loans and Allowance for Loan and Lease Losses

As of December 31, 2021, the Company had $1.48 billion in loans receivable outstanding. Loans held for sale was zero at December 31, 2021. Outstanding balances include a total net increase of $1.7 million and a net decrease of $0.4 million at December 31, 2021 and 2020 for unearned income, net deferred loan fees, and unamortized discounts and premiums. The portfolios of loans receivable at December 31, 2021, and December 31, 2020, consist of the following:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial and Industrial	$57,151	$121,808
Construction	154,077	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	123,672	132,207
Commercial – Non-owner Occupied	306,486	324,840
Residential – 1 to 4 Family	750,525	670,827
Residential – Multifamily	84,964	94,748
Consumer	7,972	10,364
Total Loans	$1,484,847	$1,565,807

An age analysis of past due loans by class at December 31, 2021 and December 31, 2020 as follows:

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$349	$224	$573	$56,578	$57,151	$—
Construction	—	—	1,139	1,139	152,938	154,077	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	2,170	121,502	123,672	—
Commercial – Non-owner Occupied	—	—	242	242	306,244	306,486	—
Residential – 1 to 4 Family	81	—	533	614	749,911	750,525	—
Residential – Multifamily	—	—	—	—	84,964	84,964	—
Consumer	—	—	—	—	7,972	7,972	—
Total Loans	$81	$349	$4,308	$4,738	$1,480,109	$1,484,847	$—

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$50	$50	$121,758	$121,808	$—
Construction	—	—	1,365	1,365	209,648	211,013	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	1,171	5,521	6,692	125,515	132,207	—
Commercial – Non-owner Occupied	—	872	69	941	323,899	324,840	—
Residential – 1 to 4 Family	—	662	1,669	2,331	668,496	670,827	—
Residential – Multifamily	—	—	—	—	94,748	94,748	—
Consumer	45	—	55	100	10,264	10,364	—
Total Loans	$45	$2,705	$8,729	$11,479	$1,554,328	$1,565,807	$—

Allowance For Loan and Lease Losses (ALLL)

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolios as of the balance sheet date. The Company’s accounting policy for ALLL is more fully described in Note 1 - Description of Business and Summary of Significant Accounting Policies.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

	Twelve Months Ended December 31, 2021
As of December 31, 2021			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	(226)	(152)	—	(49)	—	—	(427)
Recoveries	18	—	52	4	—	—	—	74
Provisions (credit)	(93)	(471)	19	(926)	2,424	(424)	(29)	500
Ending Balance December 31 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845

Allowance for loan losses
Individually evaluated for impairment	$8	$300	$5	$218	$60	$—	$—	$591
Collectively evaluated for impairment	409	2,362	2,992	7,258	14,910	1,215	108	29,254
Balance at December 31, 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845

Loans
Individually evaluated for impairment	$224	$1,139	$2,369	$5,577	$993	$—	$—	$10,302
Collectively evaluated for impairment	56,927	152,938	121,303	300,909	749,532	84,964	7,972	1,474,545
Balance at December 31, 2021	$57,151	$154,077	$123,672	$306,486	$750,525	$84,964	$7,972	$1,484,847

	Twelve Months Ended December 31, 2020
As of December 31, 2020			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
December 31, 2019	$964	$2,807	$2,023	$5,860	$9,151	$819	$187	$21,811
Charge-offs	—	—	—	—	(59)	—	—	(59)
Recoveries	23	—	11	266	—	—	—	300
Provisions	(495)	552	1,044	2,272	3,503	820	(50)	7,646
Ending Balance December 31 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698

Allowance for loan losses
Individually evaluated for impairment	$12	$301	$200	$350	$141	$—	$—	$1,004
Collectively evaluated for impairment	480	3,058	2,878	8,048	12,454	1,639	137	28,694
Balance at December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698

Loans
Individually evaluated for impairment	$49	$4,840	$5,735	$10,109	$1,875	$—	$55	$22,663
Collectively evaluated for impairment	121,759	206,173	126,472	314,731	668,952	94,748	10,309	1,543,144
Balance at December 31, 2020	$121,808	$211,013	$132,207	$324,840	$670,827	$94,748	$10,364	$1,565,807

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

The following tables provide further detail on impaired loans and the associated ALLL at December 31, 2021 and December 31, 2020:

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$216	$216	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,170	2,170	—
Commercial – Non-owner Occupied	242	242	—
Residential – 1 to 4 Family	465	599	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,093	3,227	—
With an allowance recorded:
Commercial and Industrial	8	16	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	199	199	5
Commercial – Non-owner Occupied	5,335	5,335	218
Residential – 1 to 4 Family	528	528	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,209	11,934	591
Total:
Commercial and Industrial	224	232	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	2,369	2,369	5
Commercial – Non-owner Occupied	5,577	5,577	218
Residential – 1 to 4 Family	993	1,127	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$10,302	$15,161	$591

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$37	$37	$—
Construction:	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,853	2,853	—
Commercial – Non-owner Occupied	69	69	—
Residential – 1 to 4 Family	899	899	—
Residential – Multifamily	—	—	—
Consumer	55	55	—
	3,913	3,913	—
With an allowance recorded:
Commercial and Industrial	12	19	12
Construction:	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	2,882	2,882	200
Commercial – Non-owner Occupied	10,040	10,040	350
Residential – 1 to 4 Family	976	976	141
Residential – Multifamily	—	—	—
Consumer	—	—	—
	18,750	23,247	1,004
Total:
Commercial and Industrial	49	56	12
Construction:	4,840	9,330	301
Real Estate Mortgage:
Commercial – Owner Occupied	5,735	5,735	200
Commercial – Non-owner Occupied	10,109	10,109	350
Residential – 1 to 4 Family	1,875	1,875	141
Residential – Multifamily	—	—	—
Consumer	55	55	—
	$22,663	$27,160	$1,004

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$48	$1	$234	$7
Commercial	1,275	—	4,984	157
Real Estate Mortgage:
Commercial – Owner Occupied	2,378	13	6,080	47
Commercial – Non-owner Occupied	5,644	365	10,263	472
Residential – 1 to 4 Family	937	28	2,226	105
Residential – Multifamily	—	—	—	2
Consumer	—	—	11	—
Total	$10,282	$407	$23,798	$790

Troubled Debt Restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $6.0 million and $13.9 million, respectively, at December 31, 2021 and December 31, 2020. Non-performing TDRs were zero and $274,000 at December 31, 2021 and December 31, 2020. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $254,000 and $420,000 in the allowance at December 31, 2021 and December 31, 2020, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of December 31, 2021 and 2020, is as follows:

At December 31, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$56,927	$—	$224	$—	$57,151
Construction	152,938	—	1,139	—	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	118,473	3,029	2,170	—	123,672
Commercial – Non-owner Occupied	291,864	14,380	242	—	306,486
Residential – 1 to 4 Family	749,904	—	621	—	750,525
Residential – Multifamily	84,964	—	—	—	84,964
Consumer	7,972	—	—	—	7,972
Total	$1,463,042	$17,409	$4,396	$—	$1,484,847

At December 31, 2020	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$121,715	$43	$50	$—	$121,808
Construction:	209,648	—	1,365	—	211,013
Real Estate Mortgage:
Commercial – Owner Occupied	123,657	3,029	5,521	—	132,207
Commercial – Non-owner Occupied	324,649	—	191	—	324,840
Residential – 1 to 4 Family	668,593	462	1,772	—	670,827
Residential – Multifamily	94,748	—	—	—	94,748
Consumer	10,309	—	55	—	10,364
Total	$1,553,319	$3,534	$8,954	$—	$1,565,807

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

An analysis of the activity of such related party loans for 2021 is as follows:

2021
(Dollars in thousands)
Balance, beginning of year	$10,942
Advances	499
Less: repayments	(3,159)
Balance, end of year	$8,282

Pledged Loans: At December 31, 2021 and 2020, approximately $751.1 million and $703.5 million, respectively, of unpaid principal balance of loans were pledged to the FHLBNY on borrowings (Note 7). This pledge consists of a blanket lien on residential mortgages and certain qualifying commercial real estate loans.

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

Note 5.  OREO

Other real estate owned (OREO) at December 31, 2021 was $1.7 million, compared to $139,000 at December 31, 2020, an increase of $1.5 million. The OREO balances for 2021 and 2020 are included in the other assets in the balance sheets. The real estate owned at December 31, 2021, consisted of one property. During 2021, the Company disposed of $356,000 of OREO, recognizing a gain of $60,000, compared to $4.2 million of OREO sold in 2020, recognizing a loss of $331,000. The Company did not write-down any OREO property during 2021, compared to $40,000 of write-downs in 2020, based on a decline in appraised values. Operating expenses related to OREO, net of related income, for 2021 and 2020, were $287,000 and $271,000, respectively.

An analysis of OREO activity for the years ended December 31, 2021 and 2020 is as follows:

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$139	$4,727
Real estate acquired in settlement of loans	1,811	—
Sales of OREO, net	(356)	(4,217)
Valuation adjustments	60	(371)
Balance at end of period	$1,654	$139

Note 6.  Deposits

Deposits at December 31, 2021 and 2020, consisted of the following:

	2021	2020
	(Dollars in thousands)
Noninterest-bearing demand	$553,810	$428,860
NOWs	93,189	66,506
Money market deposits	348,427	313,142
Savings deposits	179,238	116,605
Time deposits over $250,000	163,916	122,481
Other time deposits	420,710	473,797
Brokered time deposits	9,120	71,052
Total deposits	$1,768,410	$1,592,443

Scheduled maturities of certificates of deposit at December 31, 2021 are as follows:

Years Ending December 31,	(Dollars in thousands)
2022	$466,442
2023	58,259
2024	35,737
2025	13,115
2026	20,193
Total	$593,746

The following table is a summary of interest expense on deposits by category:

	2021	2020
	(Dollars in thousands)
NOWs	$324	$328
Money market deposits	2,140	3,670
Savings deposits	664	711
Time deposits	6,398	11,016
Brokered time deposits	228	1,986
Total	$9,754	$17,711

Note 7.  Borrowings

An analysis of borrowings at December 31, 2021 and 2020 is as follows:

		2021		2020
	Maturity Date or Range	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands, except rates)
Borrowed funds:
Federal Home Loan Bank advances	Less than one year	$20,000	0.45%	$56,500	1.65%
	One to three years	58,150	0.51%	78,150	0.49%
	Total	$78,150		$134,650
Federal Reserve Bank Advances	One to three years	$—	—%	$72,618	0.35%
	Three to five years	—	—%	17,408	0.35%
	Total	$—		$90,026
Subordinated debentures, capital trusts	November 2035	$5,155	1.82%	$5,155	1.87%
	November 2035	5,155	1.82%	5,155	1.87%
	September 2037	3,093	1.70%	3,093	1.72%
	Total	$13,403		$13,403
Subordinated debentures notes, net	July 15, 2030	29,329	6.50%	$29,139	6.50%

At December 31, 2021, the Company had a $596.5 million line of credit from the FHLBNY, of which $78.2 million, as detailed above, was outstanding, $40.0 million was a letter of credit to secure public deposits, and $478.3 million was unused.

Subordinated Debentures – Capital Trusts: On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 1.82% at December 31, 2021. Parke Capital Trust I purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is variable at 1.82%. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 1.70% at December 31, 2021. Parke Capital Trust III purchased $3,093,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after December 15, 2012, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. The proceeds were contributed to paid-in capital at the Bank.

Subordinated Debentures – Notes: On July 15, 2020, Parke Bancorp, Inc. (the “Company”) issued and sold $30 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors (the “Purchasers”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D promulgated thereunder (the “Private Placement”). The Company intends to use the net proceeds from the offering for general corporate purposes. The Notes have a ten-year term and, from and including the date of issuance to but excluding July 15, 2025, will bear interest at a fixed annual rate of 6.50%, payable semi-annually in arrears. From and including July 15, 2025 to but excluding the maturity date or earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month SOFR (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero) plus 644 basis points, payable quarterly in arrears. The Notes are redeemable, in whole or in part, at the Company’s option, on any scheduled interest payment date on or after July 15, 2025, and at any time upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. There were approximately $948,000 in costs associated with the issuance of this debt.

Note 8.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of Company premises and equipment as of December 31, 2021 and 2020 is as follows:

	2021	2020
	(Dollars in thousands)
Land	$1,044	$1,044
Building and improvements	7,250	7,242
Furniture and equipment	3,926	3,869
Total premises and equipment	12,220	12,155
Less: accumulated depreciation and amortization	(5,955)	(5,457)
Premises and equipment, net	$6,265	$6,698

Depreciation and amortization expense was $496,000 and $498,000 in 2021 and 2020, respectively.

Note 9. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 5 years or less except the land lease, which has a remaining lease term of eighty-four years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At December 31, 2021, we had future minimum lease payments of $26.9 million and imputed interest of $24.9 million and lease liability of $2.1 million. The weighted average remaining lease term was 57.7 years and weighted average discount rate was 7.39% at December 31, 2021, respectively. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended December 31, 2021.

Dollars in thousands	2021
Lease right of use assets (ROU)	$2,062
Lease liabilities	$2,062
The following table presents future undiscounted cash flows on our operating leases:

Years Ending December 31,	(Dollars in thousands)
2022	$290
2023	250
2024	262
2025	262
2026	188
Thereafter	25,688
Total undiscounted lease payments	$26,940

Note 10.  Shareholders’ Equity

Common Stock Dividend: The Company paid a $0.16 per share quarterly cash dividend each quarter of 2021. During 2021, the Company paid a total of $7.6 million in common stock cash dividends.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and policies, and other factors deemed relevant by the Board.

Treasury Stock: No treasury stock was repurchased during 2021 and 2020.

Stock Options: After shareholder approval in 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) became effective. In addition, the Company also has the 2015 Equity Incentive Plan (the “2015 Plan”). No future awards are being granted under the 2015 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2015 Plan and the 2020 Plan are referred to as Stock Option Plans. Under the 2020 Plan, the Company may grant options to purchase up to 935,000 shares of Company's common stock and award up to 55,000 of restricted stock. At December 31, 2021, there were 628,000 shares remaining for future option grants, and 51,794 shares remaining for future restricted stock awards under the plan.

During 2020, options to purchase 307,000 shares of common stock at $12.29 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Sholes option-pricing model, was determined to be $1.76 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 0.60%, 6.5 years, 65.21%, and 4.85%, respectively. The Company did not grant any options in 2021.

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

A summary of stock options at December 31, 2021 and 2020 was as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
Stock Options:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	602,335	$12.87	270,676	$14.80
Granted	—	$—	307,000	$12.29
Exercised	(49,048)	$7.81	(176)	$7.81
Forfeited	(20,826)	$12.91	(2,233)	$7.81
10% assumed Stock dividend adjustment	—	$—	27,068	$—
Outstanding at end of period	532,461	$13.34	602,335	$12.87
Non-vested at end of period	282,700	$13.79	422,646	$13.43
Exercisable at end of period	249,761	$12.83	179,689	$11.55

The total amount of compensation cost remaining to be recognized relating to unvested employees and directors option grants as of December 31, 2021 was $516,600. The weighted-average period over which the expense is expected to be recognized is 2.8 years. At December 31, 2021, the intrinsic value of options exercisable and all options outstanding was approximately $2.0 million and $4.0 million, respectively.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2020 was $719,600. The weighted-average period over which the expense is expected to be recognized was 3.9 years. At December 31, 2020, the intrinsic value of options exercisable and all options outstanding was approximately $1.0 million and $2.3 million, respectively.

Under the 2020 Plan, the Company was authorized to issue 55,000 shares of restricted stock upon the grant of awards. All restricted stocks vests over five years. The Company granted 3,206 shares and 1,982 shares of the restricted stock in 2021 and 2020, respectively, in which 1,880 shares and 1,241 shares of restricted stock were vested and exercised in 2021 and 2020. Non-vested restricted shares were 4,693 shares and 3,367 at December 31, 2021 and 2020. The weighted average of the grant date fair values were $15.60 and $25.23 per share for the awards of 2021 and 2020, respectively. The Company recognized $32,006 and $21,300 compensation costs of the restricted shares during year 2021 and 2020.

Preferred Stock: In December of 2013, the Company completed a private placement of newly designated 6% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2021. There were 445 shares of Series B Preferred Stock outstanding at December 31, 2021. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 61,232 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions. The conversion rate was set using a conversion price for the common stock of $10.64, which was approximately 20% over the closing price of the Common Stock on October 10, 2013, the day the Series B Preferred Stock was priced.

During 2021 and 2020, preferred stockholders converted 35 and 20 shares of preferred shares into 4,813 and 2,751 shares of common stock, respectively.

The Company has recorded dividends on preferred stock in the approximate amount of $28,000 and $29,000 for the years ended December 31, 2021 and 2020, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for year 2021. The preferred stock qualifies for and is accounted for as equity securities and is included in the Company’s Tier I capital since issued.

Non-controlling interests: The Company had a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. In 2021, the joint venture was liquidated and all earnings in the joint venture were distributed. Prior to liquidation, the Company had a 51% ownership interest in the joint venture. At December 31, 2021, the Company's interest in PDL LLC was zero.

Note 11. Income Taxes

Income tax expense for 2021 and 2020 consisted of the following:

	2021	2020
	(Dollars in thousands)
Current tax expense:
Federal	$9,906	$9,648
State	2,952	2,658
	12,858	12,306
Deferred tax expense/(benefit)	1,079	(2,295)
Income tax expense	$13,937	$10,011

The components of the net deferred tax asset at December 31, 2021 and 2020 were as follows:

	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$7,398	$7,255
Supplemental Executive Retirement Plan ("SERP")	1,512	1,583
OREO write-downs	—	158
Nonaccrued interest	79	612
Non-qualified stock options and restricted stock	167	117
Write-down on partnership investment	135	133
PPP Deferred Loan Fees	185	509
Other	61	84
	9,537	10,451
Valuation allowance	(135)	(133)
Total gross deferred tax assets	9,402	10,318
Deferred tax liabilities:
Depreciation	(107)	(158)
Partnership income	(35)	(28)
Unrealized gain	(85)	(161)
Deferred loan costs	(1,567)	(1,360)
Total gross deferred tax liabilities	(1,794)	(1,707)
Net deferred tax asset	$7,608	$8,611

A reconciliation of the Company’s effective income tax rate with the statutory federal rate for 2021 and 2020 is as follows:

	2021	2020
	(Dollars in thousands)
At Federal statutory rate	$11,531	$8,166
Adjustments resulting from:
State income taxes, net of Federal tax benefit	2,372	1,783
Non-controlling interest	(46)	(94)
Tax exempt income	(15)	(11)
BOLI	(121)	(124)
Stock compensation	(94)	(1)
Nondeductible expenses	8	1
Nondeductible compensation under 162m	87	125
Other	215	166
	$13,937	$10,011

Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustments to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by local tax authorities for years before 2018, and by the State of New Jersey for years before 2017. The Company’s 2016 federal tax return is currently under audit and has extended the statute of limitations until 2022. For 2018 and after, the Company is still subject to examination. The Company recorded a valuation allowance relating to the write down of a partnership investment. Management has concluded that these capital losses will not be realizable once incurred.

The Company recorded income tax expense of $13.9 million on income before taxes of $54.9 million on for the year ended December 31, 2021, resulting in an effective tax rate of 25.4%, compared to income tax expense of $10.0 million on income before taxes of $38.9 million for the same period of 2020, resulting in an effective tax rate of 25.7%.

Note 12.  Retirement Plans

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering certain members of management.

The net SERP pension benefit was approximately $148,000 in 2021 and cost was approximately $697,000 in 2020. The unfunded benefit obligation, which was included in other liabilities, was approximately $6.1 million at December 31, 2021 and $6.5 million at December 31, 2020.

The benefit obligation at December 31, 2021 and December 31, 2020 was calculated as follows:

	2021	2020
	(Dollars in thousands)
Benefit obligation, January 1	$6,482	$5,949
Service (benefit)/cost	(498)	361
Interest cost	350	336
Benefits paid	(233)	(164)
Accrued liability at December 31	$6,101	$6,482

The net SERP pension benefit for 2021 and cost for 2020 was calculated as follows:

	2021	2020
	(Dollars in thousands)
Service (benefit)/cost	$(498)	$361
Interest cost	350	336
	$(148)	$697

The service costs for 2021 and 2020 are included in the compensation cost in the income statement. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for 2021 and 2020. Annual benefit payments are estimated at $480,228 for 2022, $721,410 for 2023, $721,410 for 2024, $721,410 for 2024, $721,410 for 2025 and $4.9 million thereafter.

The Company has a 401(k) Plan covering substantially all employees. Under the Plan, the Company is required to contribute 3% of all qualifying employees’ eligible salary to the Plan. The Plan expense in 2021 was $222,000 and $238,000 in 2020.

Note 13.  Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At December 31, 2021, the Bank was considered “well capitalized" under the regulatory framework for prompt corrective action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

Under final regulations adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of December 31, 2021.

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

The Company and Bank's regulatory capital as of December 31, 2021 and 2020, is presented in the following table.

As of December 31, 2021	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$290,965	22.57%	$103,151	8.00%
Tier 1 risk-based capital	245,519	19.04%	77,363	6.00%
Tier 1 leverage	245,519	11.49%	85,494	4.00%
Tier 1 common equity	231,671	17.97%	58,023	4.50%
Parke Bank
Community Bank Leverage Ratio	273,884	12.82%	181,640	8.50%

As of December 31, 2020	Actual		For Capital Adequacy Purpose
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$261,143	20.61%	$101,365	8.00%
Tier 1 risk-based capital	215,134	16.98%	76,024	6.00%
Tier 1 leverage	215,134	10.90%	157,968	4.00%
Tier 1 common equity	200,003	15.78%	57,018	4.50%
Parke Bank
Community Bank Leverage Ratio	243,899	12.35%	157,936	4.00%

* Combination of both community bank leverage approach and the regular rule of capital adequacy.

Note 14.  Other Related Party Transactions

A member of the Board of Directors is a principal of an employee benefits insurance agency that provides all the medical, life and disability insurance coverage for the Company. The cost of these employee benefits for the Company and its employees totaled $1,187,000 in 2021 and $946,000 in 2020.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were $70.6 million at December 31, 2021. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of December 31, 2021 and 2020, unused commitments to extend credit amounted to approximately $117.7 million and $144.6 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2021 and 2020, standby letters of credit with customers were $1.5 million and $1.7 million, respectively.

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
At December 31, 2021 and 2020, deposit balances from medical-use cannabis customers were approximately $375.2 million and $259.4 million, or 21.2% and 16.3% of total deposits, respectively, with two customers accounting for 19.3% and 19.2% of the total at December 31, 2021 and 2020. At December 31, 2021 and 2020, there were cannabis-related loans in the amounts of $5.4 million and $8.0 million, respectively. We recorded approximately $336,000 and $465,000 of interest income in 2021 and 2020, respectively, related to these loans. The fee incomes for the year ended December 31, 2021 and 2020 from the commercial deposit accounts of depositors who do business in the medical-use cannabis industry were $5.1 million and $2.2 million and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

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

Investments in Available for Sale Securities and Loans Held for Sale:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. For loans held for sale, the fair value represents the face value of the guaranteed portion of the SBA loans pending settlement. Securities and loans in Level 2 include mortgage-backed securities, corporate debt obligations, collateralized mortgage-backed securities, and SBA loans held for sale.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Investment securities and loans held for sale
As of December 31, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	12,843	—	12,843
Collateralized mortgage-backed securities	—	8	—	8
Loans held for sale		—		—
Total	$—	$13,351	$—	$13,351
As of December 31, 2020
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	19,359	—	19,359
Collateralized mortgage-backed securities	—	23	—	23
Loans held for sale		200		200
Total	$—	$20,082	$—	$20,082

For the year ended December 31, 2021, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held for the year ended at December 31, 2021 and December 31, 2020.

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of December 31, 2021
Collateral dependent impaired loans	$—	$—	$4,087	$4,087
OREO	$—	$—	$1,654	$1,654
As of December 31, 2020
Collateral dependent impaired loans	$—	$—	$11,558	$11,558
OREO	$—	$—	$139	$139

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

The following table summarizes the carrying amounts and fair values for financial instruments at December 31, 2021 and December 31, 2020:

December 31, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$596,553	$596,553	$596,553	$—	$—
Investment securities AFS	13,351	13,351	—	13,351	—
Investment securities HTM	9,918	10,025	—	10,025	—
Restricted stock	5,144	5,144	—	—	5,144
Loans held for sale	—	—	—	—	—
Loans, net	1,455,002	1,440,398	—	1,430,686	9,712
Accrued interest receivable	7,681	7,681	—	7,681	—

Financial Liabilities:
Non-time deposits	$1,174,664	$1,174,664	$—	$1,174,664	$—
Time deposits	593,746	597,791	—	597,791	—
Borrowings	120,882	117,636	—	117,636	—
Accrued interest payable	1,603	1,603	—	1,603	—

December 31, 2020	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$458,601	$458,601	$458,601	$—	$—
Investment securities AFS	19,882	19,882	—	19,882	—
Investment securities HTM	1,224	1,530	—	1,530	—
Restricted stock	7,542	7,542	—	—	7,542
Loans held for sale	200	200	—	200	—
Loans, net	1,536,109	1,555,509	—	1,533,850	21,659
Accrued interest receivable	8,772	8,772	—	8,772	—

Financial Liabilities:
Non-time deposits	$925,113	$925,113	$—	$925,113	$—
Time deposits	667,330	672,385	—	672,385	—
Borrowings	267,218	265,119	—	265,119	—
Accrued interest payable	2,338	2,338	—	2,338	—

 Note 17.  Parent Company Only Financial Statements

Condensed financial information of the parent company only is presented in the following two tables:

Balance Sheets	December 31,
	2021	2020
	(Dollars in thousands)
Assets:
Cash	$3,394	$1,284
Investments in subsidiaries	274,532	243,093
Other assets	—	3
Total assets	$277,926	$244,380
Liabilities and Equity:
Subordinated debentures	$42,732	$42,542
Other liabilities	2,833	913
Equity	232,361	200,925
Total liabilities and equity	$277,926	$244,380

Statements of Income	Years ended December 31,
	2021	2020
	(Dollars in thousands)
Income:
Dividends from bank subsidiary	$12,008	$5,212
Total income	12,008	5,212
Expense:
Interest on subordinated debentures	$2,394	$1,321
Salary	160	160
Other expenses	142	139
Total expenses	2,696	1,620
Net Income	9,312	3,592
Equity in undistributed income of subsidiaries	31,448	24,836
Net income	40,760	28,428
Preferred stock dividend and discount accretion	(28)	(29)
Net income available to common shareholders	$40,732	$28,399

Statements of Cash Flows
	Years ended December 31,
	2021	2020
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$40,760	$28,428
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(31,448)	(24,836)
Amortization of subordinate debt issuance costs	190	87
Changes in
Decrease (increase) in other assets	3	(1)
Increase in accrued interest payable and other accrued liabilities	16	882
Other	21	30
Net cash provided by operating activities	9,542	4,590
Cash Flows from Investing Activities
Capital Contribution	—	(27,000)
Net cash used in investing activities	—	(27,000)
Cash Flows from Financing Activities
Issuance of subordinate debt	—	29,052
Subordinate debt interest payment	—	—
Proceeds from exercise of stock options	201	—
Payment of dividend on preferred stock and common stock	(7,633)	(7,444)
Net cash (used) provided in financing activities	(7,432)	21,608
Increase (decrease) in cash and cash equivalents	2,110	(802)
Cash and Cash Equivalents, January 1,	1,284	2,086
Cash and Cash Equivalents, December 31,	$3,394	$1,284

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

Item 9B.    Other Information.

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal I - Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2021, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by security holders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Equity Incentive Plan	310,206	$12.29	679,794
2015 Equity incentive plan	246,461	$14.65	253,539
Equity compensation plans not approved by security holders
None
Total	532,461	$13.34	933,333

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this Form 10-K:
1
The consolidated balance sheets of Parke Bancorp, Inc. and subsidiary as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, together with the related notes and the independent registered public accounting firm reports of RSM US, LLP, independent registered public accounting firm (PCAOB ID:49).

	2	Schedules omitted as they are not applicable.
	3	The following exhibits are included in this Report or incorporated herein by reference:
	3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
	3.2	Bylaws of Parke Bancorp, Inc. (8)
	3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
	4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
	4.2	Description of Capital Stock of Parke Bancorp, Inc. (8)
	10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
	10.2	Supplemental Executive Retirement Plan (1)
	10.7	2015 Equity Incentive Plan (4)
	10.9	SERP Agreement with John F. Hawkins (5)
	10.12	Management Change in Control Severance Agreement with Paul Palmieri (3)
	10.13	Management Change in Control Severance Agreement with Ralph Gallo (3)
	10.14	Management Change in Control Severance Agreement with John S. Kaufman (8)
	10.15	2020 Equity Incentive Plan (6)
	21	Subsidiaries of the Registrant

	23	Consent of RSM US LLP
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Consent Order with the Federal Deposit Insurance Corporation dated October 8, 2020. (7)
	99.2	Consent Order with the New Jersey Department of Banking and Insurance. (7)

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(7) Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on October 9, 2020 (File No. 000-51338).
(8) Incorporated by Reference to Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021 (File No. 000-51338).

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 21, 2022	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2022.

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