Form 10-Q
period 2022-03-31
PARKE BANCORP, INC.
filed 2022-05-09
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022
or
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

Yes [☐ ]                No [☒]

As of May 6, 2022, there were 11,913,497 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$25,334	$25,321
Interest bearing deposits with banks	478,495	571,232
Cash and cash equivalents	503,829	596,553
Investment securities available for sale, at fair value	11,810	13,351
Investment securities held to maturity (fair value of $9,058 at March 31, 2022 and $10,025 at December 31, 2021)	9,897	9,918
Total investment securities	21,707	23,269
Loans, net of unearned income	1,495,839	1,484,847
Less: Allowance for loan losses	(29,981)	(29,845)
Net loans	1,465,858	1,455,002
Accrued interest receivable	7,344	7,681
Premises and equipment, net	6,185	6,265
Restricted stock	5,157	5,144
Bank owned life insurance (BOLI)	27,715	27,577
Deferred tax asset	7,742	7,608
Other	8,654	7,346
Total assets	$2,054,191	$2,136,445
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$471,940	$553,810
Interest-bearing deposits	1,205,270	1,214,600
Total deposits	1,677,210	1,768,410
FHLBNY borrowings	78,150	78,150
Subordinated debentures	42,779	42,732
Accrued interest payable	1,029	1,603
Other	14,744	13,189
Total liabilities	1,813,912	1,904,084
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares and 445 shares outstanding at March 31, 2022 and December 31, 2021, respectively	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,198,019 shares and 12,182,081 shares at March 31, 2022 and December 31, 2021, respectively	1,220	1,218
Additional paid-in capital	135,623	135,451
Retained earnings	106,194	98,017
Accumulated other comprehensive (loss) income	(188)	245
Treasury stock, 284,522 shares at March 31, 2022 and Dec. 31, 2021, at cost	(3,015)	(3,015)
Total shareholders’ equity	240,279	232,361
Total liabilities and equity	$2,054,191	$2,136,445

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands except share data)
Interest income:
Interest and fees on loans	$19,199	$20,238
Interest and dividends on investments	189	200
Interest on deposits with banks	248	123
Total interest income	19,636	20,561
Interest expense:
Interest on deposits	1,840	2,827
Interest on borrowings	696	928
Total interest expense	2,536	3,755
Net interest income	17,100	16,806
Provision for loan losses	—	500
Net interest income after provision for loan losses	17,100	16,306
Non-interest income
Service fees on deposit accounts	1,316	1,612
Gain on sale of SBA loans	—	45
Other loan fees	276	265
Bank owned life insurance income	138	140
Net gain (loss) on sale and valuation adjustment of OREO	47	(21)
Other	298	196
Total non-interest income	2,075	2,237
Non-interest expense
Compensation and benefits	2,688	2,625
Professional services	551	853
Occupancy and equipment	645	544
Data processing	324	345
FDIC insurance and other assessments	287	261
OREO expense	34	15
Other operating expense	1,149	1,127
Total non-interest expense	5,678	5,770
Income before income tax expense	13,497	12,773
Income tax expense	3,406	3,247
Net income attributable to Company and noncontrolling interest	10,091	9,526
Less: Net income attributable to noncontrolling interest	—	(97)
Net income attributable to Company	10,091	9,429
Less: Preferred stock dividend	(7)	(7)
Net income available to common shareholders	$10,084	$9,422
Earnings per common share
Basic	$0.85	$0.79
Diluted	$0.83	$0.78
Weighted average common shares outstanding
Basic	11,905,330	11,872,246
Diluted	12,180,320	12,108,846

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$10,091	$9,526
Unrealized losses on investment securities, net of reclassification into income:
Unrealized losses on non-OTTI securities	(584)	(112)
Tax impact on unrealized loss	151	29
Total unrealized losses on investment securities	(433)	(83)
Comprehensive income	9,658	9,443
Less: Comprehensive loss attributable to noncontrolling interests	—	(97)
Comprehensive income attributable to the Company	$9,658	$9,346

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	(Dollars in thousands except share data)
Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Net income	—	—	—	—	9,429	—	—	9,429	97	9,526
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(447)	(447)
Common stock options exercised	—	29,945	3	197	—	—	—	200	—	200
Preferred stock shares conversion	(10)	1,375	—	10	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)	—	(83)
Stock compensation expense	—	—	—	50	—	—	—	50	—	50
Dividend on common stock	—	—	—	—	(1,899)	—	—	(1,899)	—	(1,899)
Balance, March 31, 2021	$470	12,167,887	$1,217	$135,246	$74,324	$380	$(3,015)	$208,622	$1,322	$209,944

Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361	$—	$232,361
Net income	—	—	—	—	10,091	—	—	10,091	—	10,091
Common stock options exercised	—	15,938	2	112	—	—	—	114	—	114
Other comprehensive loss	—	—	—	—	—	(433)	—	(433)	—	(433)
Stock compensation expense	—	—	—	60	—	—	—	60	—	60
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,907)	—	—	(1,907)	—	(1,907)
Balance, March 31, 2022	$445	12,198,019	$1,220	$135,623	$106,194	$(188)	$(3,015)	$240,279	$—	$240,279

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$10,091	$9,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	173
Provision for loan losses	—	500
Increase in value of bank-owned life insurance	(138)	(140)
Gain on sale of SBA loans	—	(45)
SBA loans originated for sale	—	(903)
Proceeds from sale of SBA loans originated for sale	—	402
Net (gain) loss on sale of OREO and valuation adjustments	(47)	21
Net accretion of purchase premiums and discounts on securities	—	18
Stock based compensation	60	50
Net changes in:
Increase in accrued interest receivable and other assets	(2,443)	(682)
Increase in accrued interest payable and other accrued liabilities	981	2,131
Net cash provided by operating activities	8,669	11,051
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	944	1,870
Repayments and maturities of investment securities held to maturity	35	—
Net (increase) decrease in loans	(10,927)	18,227
Purchases of bank premises and equipment	(38)	(25)
Proceeds from sale of OREO, net	1,606	48
(Purchase) redemptions of restricted stock	(13)	1,435
Net cash (used in) provided by investing activities	(8,393)	21,555
Cash Flows from Financing Activities:
Cash dividends	(1,914)	(1,899)
Earnings distribution to non-controlling interest	—	(447)
Proceeds from exercise of stock options	114	200
Net decrease in FHLBNY and short-term borrowings	—	(33,000)
Net decrease in other borrowings	—	(90,026)
Net (decrease) increase in noninterest-bearing deposits	(81,870)	101,373
Net (decrease) increase in interest-bearing deposits	(9,330)	36,949
Net cash (used in) provided by financing activities	(93,000)	13,150
Net (decrease) increase in cash and cash equivalents	(92,724)	45,756
Cash and Cash Equivalents, January 1,	596,553	458,601
Cash and Cash Equivalents, March 31,	$503,829	$504,357

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,110	$4,665
Income taxes paid	$3,894	$—

Non-cash Investing and Financing Items
Loans transferred to OREO	$71	$55
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
The Bank is a commercial bank, which was incorporated on August 25, 1998, and commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank maintains its principal office at 601 Delsea Drive, Sewell, New Jersey, and has six additional branch office locations; 501 Tilton Road, Northfield, New Jersey, 567 Egg Harbor Road, Washington Township, New Jersey, 67 East Jimmie Leeds Road, Galloway Township, New Jersey, 1150 Haddon Avenue, Collingswood, New Jersey, 1610 Spruce Street, Philadelphia, Pennsylvania, and 1032 Arch Street, Philadelphia, Pennsylvania.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Parke Bank (including certain partnership interests). Also included are the accounts of Parke Direct Lending LLC ("PDL"), a joint venture formed in 2018 to originate short-term alternative real estate loan products. Parke Bank had a 51% ownership interest in the joint venture. In 2021, PDL was fully liquidated and all earnings were distributed. Parke Capital Trust I, Parke Capital Trust II and Parke Capital Trust III are wholly-owned subsidiaries but are not consolidated as they do not meet the requirements for consolidation under applicable accounting guidance. We have eliminated inter-company balances and transactions. We have also reclassified certain prior year amounts to conform to the current year presentation, which did not have a material impact on our consolidated financial condition or results of operations.

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying interim financial statements for the three months ended March 31, 2022 and 2021 are unaudited. The balance sheet as of December 31, 2021, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year or any other period.

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

Recently Issued Accounting Pronouncements:

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

During June 2016, the Financial Accounting Standard Board (FASB) issued accounting standards update ("ASU") 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss ("CECL") methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses became effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is effective for fiscal years beginning after December 15, 2022 and interim periods within those years. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2022 and December 31, 2021:

As of March 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	11,558	38	292	11,304
Collateralized mortgage obligations	6	—	—	6
Total available for sale	$12,064	$38	$292	$11,810

Held to maturity:
Residential mortgage-backed securities	$6,121	$—	$527	$5,594
States and political subdivisions	3,776	112	424	3,464
Total held to maturity	$9,897	$112	$951	$9,058

As of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	12,513	372	42	12,843
Collateralized mortgage obligations	8	—	—	8
Total available for sale	$13,021	$372	$42	$13,351

Held to maturity:
States and political subdivisions	$3,761	$241	$16	$3,986
Residential mortgage-backed securities	6,157	—	118	6,039
Total held to maturity	$9,918	$241	$134	$10,025

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2022 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$4	$3
Due after one year through five years	752	742
Due after five years through ten years	6,512	6,359
Due after ten years	4,796	4,706
Total available for sale	$12,064	$11,810

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,299	1,410
Due after five years through ten years	—	—
Due after ten years	8,598	7,648
Total held to maturity	$9,897	$9,058

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2022. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

As of March 31, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$8,572	$194	$1,230	$98	$9,802	$292
Total available for sale	$8,572	$194	$1,230	$98	$9,802	$292
Held to maturity:
Residential mortgage-backed securities	$5,594	$527	$—	$—	$5,594	$527
States and political subdivisions	2,054	424	—	—	2,054	424
Total held to maturity	$7,648	$951	$—	$—	$7,648	$951

As of December 31, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$168	$1	$1,418	$41	$1,586	$42
Total available for sale	$168	$1	$1,418	$41	$1,586	$42
Held to maturity:
Residential mortgage-backed securities	$6	$118	$—	$—	$6	$118
States and political subdivisions	2,462	16	—	—	2,462	16
Total held to maturity	$2,468	$134	$—	$—	$2,468	$134

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

The Company’s unrealized loss for the debt securities is comprised of 15 securities in the less than 12 months loss position and 3 securities in the 12 months or greater loss position at March 31, 2022, and 5 securities in the less than 12 months loss position and 3 securities in the 12 months or greater loss position at December 31, 2021. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at March 31, 2022.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2022 and December 31, 2021, the Company had $1.50 billion and $1.48 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net increase of $1.6 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had no loans held for sale at March 31, 2022 and December 31, 2021, respectively. Also, at March 31, 2022 and December 31, 2021, our commercial and industrial loan portfolio includes $10.0 million and $27.8 million, respectively, of loans to small businesses through the Paycheck Protection Program ("SBA PPP" loans), which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at March 31, 2022 and December 31, 2021, consist of the following:

	March 31, 2022	December 31, 2021
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$38,825	$57,151
Construction	136,010	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	132,275	123,672
Commercial – Non-owner Occupied	316,253	306,486
Residential – 1 to 4 Family	779,882	750,525
Residential – Multifamily	84,970	84,964
Consumer	7,624	7,972
Total Loans	$1,495,839	$1,484,847

An age analysis of past due loans by class at March 31, 2022 and December 31, 2021 is as follows:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$93	$—	$1,335	$1,428	$37,397	$38,825	$—
Construction	—	—	—	—	136,010	136,010	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,016	1,016	131,259	132,275	—
Commercial – Non-owner Occupied	14,380	—	1,328	15,708	300,545	316,253	—
Residential – 1 to 4 Family	—	—	231	231	779,651	779,882	—
Residential – Multifamily	—	—	—	—	84,970	84,970	—
Consumer	—	—	—	—	7,624	7,624	—
Total Loans	$14,473	$—	$3,910	$18,383	$1,477,456	$1,495,839	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$349	$224	$573	$56,578	$57,151	$—
Construction	—	—	1,139	1,139	152,938	154,077	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	2,170	121,502	123,672	—
Commercial – Non-owner Occupied	—	—	242	242	306,244	306,486	—
Residential – 1 to 4 Family	81	—	533	614	749,911	750,525	—
Residential – Multifamily	—	—	—	—	84,964	84,964	—
Consumer	—	—	—	—	7,972	7,972	—
Total Loans	$81	$349	$4,308	$4,738	$1,480,109	$1,484,847	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2022
December 31, 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	6	—	2	—	121	7	—	136
Provisions (benefits)	86	(465)	13	(223)	391	193	5	—
Ending Balance at March 31, 2022	$509	$2,197	$3,012	$7,253	$15,482	$1,415	$113	$29,981

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$4	$148	$29	$—	$—	$181
Collectively evaluated for impairment	509	2,197	3,008	7,105	15,453	1,415	113	29,800
Ending Balance at March 31, 2022	$509	$2,197	$3,012	$7,253	$15,482	$1,415	$113	$29,981

Loans
Individually evaluated for impairment	$196	$1,139	$2,433	$5,369	$687	$—	$—	$9,824
Collectively evaluated for impairment	38,629	134,871	129,842	310,884	779,195	84,970	7,624	1,486,015
Ending Balance at March 31, 2022	$38,825	$136,010	$132,275	$316,253	$779,882	$84,970	$7,624	$1,495,839

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2021
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	4	—	8	—	—	—	—	12
Provisions (benefits)	(22)	385	249	762	(770)	(101)	(3)	500
Ending Balance at March 31, 2021	$474	$3,744	$3,335	$9,160	$11,825	$1,538	$134	$30,210

Allowance for loan losses
Individually evaluated for impairment	$11	$295	$40	$226	$137	$—	$—	$709
Collectively evaluated for impairment	463	3,449	3,295	8,934	11,688	1,538	134	29,501
Ending Balance at March 31, 2021	$474	$3,744	$3,335	$9,160	$11,825	$1,538	$134	$30,210

Loans
Individually evaluated for impairment	$49	$4,690	$4,370	$5,741	$1,495	$—	$—	$16,345
Collectively evaluated for impairment	120,013	203,060	127,920	320,972	665,876	83,864	9,689	1,531,394
Ending Balance at March 31, 2021	$120,062	$207,750	$132,290	$326,713	$667,371	$83,864	$9,689	$1,547,739

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
The following tables provide further detail on impaired loans and the associated ALLL at March 31, 2022 and December 31, 2021:

March 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$196	$196	$—
Construction	1,139	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,237	2,237	—
Commercial – Non-owner Occupied	106	106	—
Residential – 1 to 4 Family	232	232	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,910	8,627	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	196	196	4
Commercial – Non-owner Occupied	5,263	5,263	148
Residential – 1 to 4 Family	455	455	29
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,914	5,914	181
Total:
Commercial and Industrial	196	196	—
Construction	1,139	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,433	2,433	4
Commercial – Non-owner Occupied	5,369	5,369	148
Residential – 1 to 4 Family	687	687	29
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$9,824	$14,541	$181

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$216	$216	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,170	2,170	—
Commercial – Non-owner Occupied	242	242	—
Residential – 1 to 4 Family	465	599	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,093	3,227	—
With an allowance recorded:
Commercial and Industrial	8	16	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	199	199	5
Commercial – Non-owner Occupied	5,335	5,335	218
Residential – 1 to 4 Family	528	528	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,209	11,934	591
Total:
Commercial and Industrial	224	232	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	2,369	2,369	5
Commercial – Non-owner Occupied	5,577	5,577	218
Residential – 1 to 4 Family	993	1,127	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$10,302	$15,161	$591

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$206	$—	$49	$—
Construction	1,139	—	4,765	36
Real Estate Mortgage:
Commercial – Owner Occupied	2,367	3	4,534	21
Commercial – Non-owner Occupied	5,472	67	10,244	120
Residential – 1 to 4 Family	690	7	1,505	15
Residential – Multifamily	—	—	—	—
Consumer	—	—	—	—
Total	$9,874	$77	$21,097	$192

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $5.9 million and $6.0 million, respectively, at March 31, 2022 and December 31, 2021. Nonperforming TDR loans were zero at March 31, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For TDR loans, we had specific reserves of $181,000 and $254,000 in the allowance at March 31, 2022 and December 31, 2021, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of March 31, 2022 and December 31, 2021 is as follows:

At March 31, 2022	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$38,629	$—	$196	$—	$38,825
Construction	134,871	—	1,139	—	136,010
Real Estate Mortgage:
Commercial – Owner Occupied	128,230	3,029	1,016	—	132,275
Commercial – Non-owner Occupied	300,545	14,380	1,328	—	316,253
Residential – 1 to 4 Family	779,566	—	316	—	779,882
Residential – Multifamily	84,970	—	—	—	84,970
Consumer	7,624	—	—	—	7,624
Total	$1,474,435	$17,409	$3,995	$—	$1,495,839

At December 31, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$56,927	$—	$224	$—	$57,151
Construction	152,938	—	1,139	—	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	118,473	3,029	2,170	—	123,672
Commercial – Non-owner Occupied	291,864	14,380	242	—	306,486
Residential – 1 to 4 Family	749,904	—	621	—	750,525
Residential – Multifamily	84,964	—	—	—	84,964
Consumer	7,972	—	—	—	7,972
Total	$1,463,042	$17,409	$4,396	$—	$1,484,847

NOTE 5. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $240.3 million and $232.4 million at March 31, 2022 and December 31, 2021, respectively.

Common stock dividend: On March 22, 2022, the Company declared a cash dividend of $0.16 per share to common shareholders of record as of April 6, 2022, and paid the dividend April 20, 2022.

Preferred stock dividend: The Company declared cash dividends of $6,675 and $7,050 to preferred stockholders during the three months ended March 31, 2022 and March 31, 2021, respectively.

Conversion of preferred stock: During the three months ended March 31, 2022, there were no conversions from preferred stock to common shares. During the three months ended March 31, 2021, preferred stockholders converted 10 shares of preferred shares into 1,375 shares of common stock.

Non-controlling interests: The Company had a joint venture with Bridgestone Capital LLC in PDL LLC, a joint venture formed in 2018 to originate short-term alternative real estate loan products. In 2021, the joint venture was liquidated and all earnings in the joint venture were distributed. Prior to the liquidation, the Company had a 51% ownership interest in the joint venture. The Company distributed PDL earnings of $447,000 to Bridgestone during the first three months of 2021.

Other comprehensive income

The changes in accumulated other comprehensive loss consisted of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Investment securities:
Net unrealized losses arising during the period	$(584)	$(112)
Tax effect related to the unrealized loss during the periods	151	29
Loss in other comprehensive income	$(433)	$(83)

NOTE 6. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$10,091	$9,429
Less: Dividend on series B preferred stock	(7)	(7)
Net income available to common shareholders	10,084	9,422
Basic weighted-average common shares outstanding	11,905,330	11,872,246
Basic earnings per common share	$0.85	$0.79
Diluted earnings per common share
Net income available to common shares	$10,084	$9,422
Add: Dividend on series B preferred stock	7	7
Net income available to diluted common shares	10,091	9,429
Basic weighted-average common shares outstanding	11,905,330	11,872,246
Dilutive potential common shares	274,990	236,600
Diluted weighted-average common shares outstanding	12,180,320	12,108,846
Diluted earnings per common share	$0.83	$0.78

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities and Loans Held for Sale
As of March 31, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	11,304	—	11,304
Collateralized mortgage-backed securities	—	6	—	6
Total	$—	$11,810	$—	$11,810
As of December 31, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	12,843	—	12,843
Collateralized mortgage-backed securities	—	8	—	8
Total	$—	$13,351	$—	$13,351

For the three months ended March 31, 2022, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three months ended March 31, 2022 and 2021.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2022
Collateral-dependent impaired loans	$—	$—	$4,014	$4,014
OREO	—	—	—	—
As of December 31, 2021
Collateral-dependent impaired loans	$—	$—	$4,087	$4,087
OREO	—	—	1,654	1,654

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

For a further discussion of the Company’s valuation methodologies for financial instruments measured at fair value, see the descriptions in the Company's 2021 Annual Report on Form 10-K.

Bank premises and equipment, customer relationships, deposit base and other information required to compute the Company’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of the Company.

The following table summarizes the carrying amounts and fair values for financial instruments at March 31, 2022 and December 31, 2021:

March 31, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$503,829	$503,829	$503,829	$—	$—
Investment securities AFS	11,810	11,810	—	11,810	—
Investment securities HTM	9,897	9,058	—	9,058	—
Restricted stock	5,157	5,157	—	—	5,157
Loans, net	1,465,858	1,431,268	—	1,426,302	4,966
Accrued interest receivable	7,344	7,344	—	7,344	—

Financial Liabilities:
Non-time deposits	$1,136,827	$1,136,827	$—	$1,136,827	$—
Time deposits	540,383	543,987	—	543,987	—
Borrowings	120,929	116,455	—	116,455	—
Accrued interest payable	1,029	1,029	—	1,029	—

December 31, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$596,553	$596,553	$596,553	$—	$—
Investment securities AFS	13,351	13,351	—	13,351	—
Investment securities HTM	9,918	10,025	—	10,025	—
Restricted stock	5,144	5,144	—	—	5,144
Loans, net	1,455,002	1,440,398	—	1,430,686	9,712
Accrued interest receivable	7,681	7,681	—	7,681	—

Financial Liabilities:
Non-time deposits	$1,174,664	$1,174,664	$—	$1,174,664	$—
Time deposits	593,746	597,791	—	597,791	—
Borrowings	120,882	117,636	—	117,636	—
Accrued interest payable	1,603	1,603	—	1,603	—

Note 8. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 5 years or less except the land lease, which has a remaining lease term of eighty-four years. Some of the leases may include options to renew the leases. The exercise of lease renewals is at our sole discretion.

Our ROU assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At March 31, 2022, we had future minimum lease payments of $26.9 million and lease liability $2.0 million. The weighted average remaining lease term was 50.0 years and weighted average discount rate was 7.3% at March 31, 2022, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at March 31, 2022:

March 31, 2022
(Dollars in thousands)
Lease right of use ("ROU") assets	$2,001
Lease liabilities	$2,001

The following table presents future undiscounted cash flows on our operating leases:

March 31, 2022
(Dollars in thousands)
Remainder of 2022	$208
2023	250
2024	262
2025	262
2026	188
Thereafter	25,733
Total undiscounted lease payments	$26,903

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2022. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of March 31, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $125.5 million and $117.7 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On March 8, 2022, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $50.0 million. The MLOC is used to pledge against public deposits and expires on June 29, 2022. There were no outstanding borrowings on the letter of credit as of March 31, 2022.

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

In 2021, cannabis in the State of New Jersey became legal for recreational use. An amendment legalizing cannabis became part of the New Jersey State Constitution, and enabling legislation and related bills were signed into law in 2021. The new law legalized and regulated cannabis use and possession for adults 21 years and older. The new law also clarifies marijuana and cannabis use and possession penalties for individuals younger than 21 years old. Retail sales of cannabis began in New Jersey in April 2022. We provide banking services to customers that are licensed by various States to do business in the cannabis industry as growers, processors and dispensaries and who participate in retail sales of cannabis in New Jersey. Cannabis businesses are legal in these States and now in New Jersey, although it is not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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
At March 31, 2022 and December 31, 2021, deposit balances from cannabis customers were approximately $289.1 million and $375.2 million, or 17.2% and 21.2% of total deposits, respectively, with two customers accounting for 26.1% and 19.3% of the total at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, there were cannabis-related loans in the amounts of $4.0 million and $5.4 million, respectively. We recorded approximately $23 thousand and $336 thousand of interest income in the three months ended March 31, 2022 and year ended December 31, 2021, respectively, related to these loans. The fee income for the three months ended March 31, 2022 and year ended December 31, 2021, from the commercial deposit accounts of depositors who do business in the cannabis industry were $1.2 million and $5.1 million, respectively, and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out of including the net unrealized gain or loss on available for sale securities in computing regulatory capital. At March 31, 2022 and December 31, 2021, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Under final regulations adopted by the federal banking agencies under the Economic Growth, Regulatory Relief and Consumer Protection Acct ( "EGRRCPA"), a community banking organization may opt into the Community Bank Leverage Ratio ("CBLR") framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of March 31, 2022.

On April 6, 2020, federal banking regulatory agencies modified the original (CBLR) framework and provided that, as of the second quarter 2020, a banking organization with a leverage ratio of 8 percent or greater and that meets the other existing qualifying criteria may elect to use the CBLR framework. The modified rule also states that the CBLR requirement will be greater than 8 percent for the second through fourth quarters of calendar year 2020, greater than 8.5 percent for calendar year 2021, and greater than 9 percent thereafter. The transition rule also maintains a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable CBLR requirement.

The leverage ratios of the Company and the Bank at March 31, 2022 are as follows:

Regulatory Capital Compliance
As of March 31, 2022	Actual		For Capital Adequacy Purposes
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$253,870	12.21%	$187,147	9.00%
Parke Bank:
Community Bank Leverage Ratio	$282,651	13.60%	$187,111	9.00%

The Company and Bank's regulatory capital as of December 31, 2021, is presented in the following table.

As of December 31, 2021	Actual		For Capital Adequacy Purposes*
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$290,965	22.57%	$103,151	8.00%
Tier 1 risk-based capital	245,519	19.04%	77,363	6.00%
Tier 1 leverage	245,519	11.49%	85,494	4.00%
Tier 1 common equity	231,671	17.97%	58,023	4.50%
Parke Bank:
Tier 1 leverage	273,884	12.82%	181,640	8.50%

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

In the following discussion we provide information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitate your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

At March 31, 2022, we had total assets of $2.05 billion, and total equity of $240.3 million. Net income available to common shareholders for the three months ended March 31, 2022 was $10.1 million.

The Global Outbreak of the COVID-19 Coronavirus

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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Income: Our net income available to common shareholders for the first quarter of 2022 increased $0.7 million, or 7.0%, to $10.1 million, compared to $9.4 million for the same period last year. Earnings per share were $0.85 per basic common share and $0.83 per diluted common share for the first quarter of 2022 compared to $0.79 per basic common share and $0.78 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $1.2 million decrease in interest paid on deposits and borrowings and a $0.5 million decrease in the provision for loan losses, partially offset by a decrease in interest income of $0.9 million.

Net Interest Income: Our net interest income increased $0.3 million, or 1.7%, to $17.1 million for the first quarter of 2022 compared to $16.8 million for the first quarter of 2021. The increase in net interest income was primarily due to a decrease of $1.2 million in total interest expense, driven by a reduction in interest rates on deposits which reduced interest expense by $1.0 million, as well as a decrease of $0.2 million in interest on borrowings due to lower outstanding balances. This increase in net interest income was partially offset by a $0.9 million decrease in interest income, primarily due to a reduction in interest and fees on loans of $1.0 million.

Provision for loan losses: For the three months ended March 31, 2022, the provision for loan losses decreased to zero, compared to $0.5 million for the three months ended March 31, 2021. The decrease in the provision was primarily due to the prior year consideration of the potential impact of the COVID-19 pandemic. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $2.1 million for the three months ended March 31, 2022, a decrease of $0.2 million, compared to $2.2 million for the same period last year. The decrease is primarily attributable to a decrease in service fees from deposit accounts attributable to our cannabis-related businesses of $0.3 million, net of an increase in other income of $0.1 million. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the cannabis industry.

Non-interest Expense: Our non-interest expense decreased $0.1 million to $5.7 million for the three months ended March 31, 2022, from $5.8 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in professional fees related to our BSA remediation efforts of $0.3 million, partially offset by an increase in occupancy and equipment expense of $0.1 million.

Income Tax: Income tax expense was $3.4 million on income before taxes of $13.5 million for the three months ended March 31, 2022, resulting in an effective tax rate of 25.2%, compared to income tax expense of $3.2 million on income before taxes of $12.8 million for the same period of 2021, resulting in an effective tax rate of 25.4%.

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

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands, except percentages)
Assets
Loans	$1,468,889	$19,199	5.30%	$1,561,075	$20,238	5.26%
Investment securities*	27,623	189	2.77%	28,279	200	2.87%
Interest bearing deposits	534,886	248	0.19%	498,401	123	0.10%
Total interest-earning assets	2,031,398	19,636	3.92%	2,087,755	20,561	3.99%
Other assets	77,969			71,278
Allowance for loan losses	(29,956)			(29,912)
Total assets	$2,079,411			$2,129,121
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$98,576	$96	0.39%	$67,651	$76	0.46%
Money markets	351,625	450	0.52%	317,120	574	0.73%
Savings	187,943	163	0.35%	122,769	157	0.52%
Time deposits	562,777	1,104	0.80%	628,373	1,911	1.23%
Brokered certificates of deposit	9,120	27	1.20%	55,825	109	0.79%
Total interest-bearing deposits	1,210,041	1,840	0.62%	1,191,738	2,827	0.96%
Borrowings	120,899	696	2.33%	224,275	928	1.68%
Total interest-bearing liabilities	1,330,940	2,536	0.77%	1,416,013	3,755	1.08%
Non-interest bearing deposits	497,733			492,745
Other liabilities	12,966			14,093
Total non-interest bearing liabilities	510,699			506,838
Equity	237,772			206,270
Total liabilities and shareholders’ equity	$2,079,411			$2,129,121
Net interest income		$17,100			$16,806
Interest rate spread			3.15%			2.91%
Net interest margin			3.41%			3.26%
*Includes balances of FHLB and ACCBB stock.

Financial Condition
General
At March 31, 2022, the Company’s total assets were $2.05 billion, a decrease of $82.3 million, or 3.9%, from December 31, 2021. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $92.7 million as well as an increase in loans receivable. The decrease in cash and cash equivalents was primarily due to cash withdrawn from deposits. Loans increased $11.0 million at March 31, 2022, primarily due to increases in loan balances classified as commercial non-onwer occupied real estate mortgage loans, compared to the balances at December 31, 2021.

Total liabilities were $1.81 billion at March 31, 2022. This represented a $90.2 million, or 4.7%, decrease, from $1.90 billion at December 31, 2021. The decrease in total liabilities was primarily due to a decrease in total deposits, which decreased $91.2 million, or 5.2%, to $1.68 billion at March 31, 2022, from $1.77 billion at December 31, 2021.

Total equity was $240.3 million and $232.4 million at March 31, 2022 and December 31, 2021, respectively, an increase of $7.9 million from December 31, 2021.

The following table presents certain key condensed balance sheet data as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Cash and cash equivalents	$503,829	$596,553
Investment securities	21,707	23,269
Loans, net of unearned income	1,495,839	1,484,847
Allowance for loan losses	(29,981)	(29,845)
Total assets	2,054,191	2,136,445
Total deposits	1,677,210	1,768,410
FHLBNY borrowings	78,150	78,150
Subordinated debt	42,779	42,732
Total liabilities	1,813,912	1,904,084
Total equity	240,279	232,361
Total liabilities and equity	2,054,191	2,136,445

Cash and cash equivalents

Cash and cash equivalents decreased $92.7 million to $503.8 million at March 31, 2022 from $596.6 million at December 31, 2021, a decrease of 15.5%. The decrease was primarily due to cash withdrawn from deposits.

Investment securities

Total investment securities decreased to $21.7 million at March 31, 2022, from $23.3 million at December 31, 2021, a decrease of $1.6 million or 6.7%. The decrease was attributed to normal pay downs of $1.0 million and a decrease in the fair market valuation of $0.6 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Beginning in April 2020, the Company has been lending to small business through the SBA PPP loan program, which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll during the COVID-19 pandemic. Since the beginning of the loan program through March 31, 2022, the Bank has originated approximately $117.8 million of SBA PPP loans, and had $10.0 million of such loans outstanding as of March 31, 2022.

Loans held for sale ("HFS"): Loans held for sale are comprised of SBA loans originated for sale. We had no loans held for sale at March 31, 2022 or at December 31, 2021.

Loans receivable: Loans receivable increased to $1.50 billion at March 31, 2022 from $1.48 billion at December 31, 2021. The increase was primarily due to increases in the commercial - owner occupied, commercial - non-owner occupied, and residential - 1 to 4 family portfolio's. Loans receivable, excluding loans held for sale, as of March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022		December 31, 2021
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$38,825	2.6%	$57,151	3.8%
Construction	136,010	9.1%	154,077	10.4%
Real Estate Mortgage:
Commercial – Owner Occupied	132,275	8.8%	123,672	8.3%
Commercial – Non-owner Occupied	316,253	21.1%	306,486	20.6%
Residential – 1 to 4 Family	779,882	52.2%	750,525	50.7%
Residential – Multifamily	84,970	5.7%	84,964	5.7%
Consumer	7,624	0.5%	7,972	0.5%
Total Loans	$1,495,839	100.0%	$1,484,847	100.0%

Deposits

At March 31, 2022, total deposits decreased to $1.68 billion from $1.77 billion at December 31, 2021, a decrease of $91.2 million, or 5.2%. The decrease in deposits was primarily due to a decrease in non-interest bearing demand deposits and a decrease in time deposit accounts.

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Noninterest-bearing	$471,940	$553,810
Interest-bearing
Checking	101,202	93,189
Savings	198,282	179,238
Money market	365,403	348,427
Time deposits	540,383	593,746
Total deposits	$1,677,210	$1,768,410

Borrowings
Total borrowings were $120.9 million at March 31, 2022 and December 31, 2021, respectively.

Equity

Total equity increased to $240.3 million at March 31, 2022 from $232.4 million at December 31, 2021, an increase of $7.9 million, or 3.4%, primarily due to the retention of earnings from the period.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2022, our cash position was $503.8 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of March 31, 2022, the Company had lines of credit with the FHLBNY of $593.4 million, of which $78.2 million was outstanding, and an additional $50.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $465.2 million at March 31, 2022.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agencies and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At March 31, 2022, the Company's investment securities portfolio classified as available for sale was $11.8 million.

We had outstanding loan commitments of $125.5 million at March 31, 2022. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2022 and 2021.

Cash provided by operating activities was $8.7 million in the three months ended March 31, 2022, compared to $11.1 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the increase in accrued interest receivable and decrease in accrued interest payable, net of the increase in net income.

Cash used in investing activities was $8.4 million in the three months ended March 31, 2022, compared to cash provided by investing activities of $21.6 million in the same period last year. The decrease in cash provided in the investing activities was primarily due to the cash outflow from the increase in loans during the period.
Cash used in financing activities was $93.0 million in the three months ended March 31, 2022, compared to cash from financing of $13.2 million in the same period of last year. The current year included $91.2 million of cash outflows from the decrease in deposits.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $7.9 million at March 31, 2022, from December 31, 2021, primarily from the Company’s net income of $10.1 million for the period, net of common and preferred stock dividends of $1.9 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2022, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at March 31, 2022:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$253,870	12.21%	$282,651	13.60%
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
At March 31, 2022, the allowance for loan losses was $30.0 million, as compared to $29.8 million at December 31, 2021. The ratio of the allowance for loan losses to total loans was 2.00% and 2.01% at March 31, 2022 and December 31, 2021, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 766.8% at March 31, 2022, compared to 500.6% at December 31, 2021. During the three month periods ended March 31, 2022 and 2021, the Company did not charge off any loans, and recovered $136,000 and $12,000, respectively. Specific allowances for loan losses have been established in the amount of $0.2 million at March 31, 2022, as compared to $0.6 million on impaired loans at December 31, 2021. We have established reserves for all losses that we believe are both probable and reasonably estimable at March 31, 2022 and December 31, 2021. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on a GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to the expected credit loss methodology. We recorded a loan loss provision of zero during the three months ended March 31, 2022, compared to $0.5 million during the three months ended March 31, 2021. The decrease was primarily due to the increase in qualitative factors made in 2021 as a result of economic uncertainty associated with the COVID-19 pandemic.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance at the beginning of the period	$29,845	$29,698
Charge-offs:
Commercial and Industrial	—	—
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	—	—

Recoveries:
Commercial and Industrial	6	4
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2	8
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	121	—
Residential – Multifamily	7	—
Consumer	—	—
Total recoveries	136	12

Net charge-offs (recoveries)	136	12
Provisions for loan losses	—	500
Balance at the end of the period	$29,981	$30,210

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
Delinquent loans totaled $18.4 million, or 1.2% of total loans at March 31, 2022, an increase of $13.6 million from December 31, 2021. At March 31, 2022, loans 30 to 89 days delinquent totaled $14.5 million, an increase of $14.0 million from December 31, 2021. The increase in loans 30 to 89 days delinquent is driven by two, commercial real estate non-occupied loans. The Company is working closely with the borrowers to remediate the delinquency of these loans. Loans delinquent 90 days or more and not accruing interest totaled $3.9 million or 0.3% of total loans at March 31, 2022, a decrease of $0.4 million from $4.3 million, or

0.3% of total loans, at December 31, 2021. The two largest nonperforming loan relationships as of March 31, 2022 were a $1.2 million owner occupied commercial real estate loan and a $1.1 million construction loan.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at March 31, 2022.

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$93	$—	$1,335	$—	$37,397	$38,825	3.44%
Construction	—	—	—	—	136,010	136,010	—%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,016	—	131,259	132,275	0.77%
Commercial – Non-owner Occupied	14,380	—	1,328	—	300,545	316,253	0.42%
Residential – 1 to 4 Family	—	—	231	—	779,651	779,882	0.03%
Residential – Multifamily	—	—	—	—	84,970	84,970	—%
Consumer	—	—	—	—	7,624	7,624	—%
Total Loans	$14,473	$—	$3,910	$—	$1,477,456	$1,495,839	0.26%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At March 31, 2022 and December 31, 2021, we had $9.8 million and $10.3 million, respectively, of loans deemed impaired. Impaired loans at March 31, 2022 and December 31, 2021 included $5.9 million and $6.0 million, respectively, of TDR loans.
Troubled Debt Restructurings
We reported performing TDR loans (not reported as non-accrual loans) of $5.9 million and $6.0 million, respectively, at March 31, 2022 and December 31, 2021. We had nonperforming TDR loans of zero at March 31, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the three months ended March 31, 2022. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term periods through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at March 31, 2022 was zero, compared to $124,000 at March 31, 2021.

An analysis of OREO activity is as follows:

	For the three months ended
	March 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$1,654	$139
Real estate acquired in settlement of loans	71	55
Sales of OREO, net	(1,606)	(48)
Valuation adjustment	(119)	(22)
Balance at end of period	$—	$124

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At March 31, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $125.5 million and $144.6 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the March 31, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2022, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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

There were no repurchases of our common stock during the three months ended March 31, 2022.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	May 9, 2022	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2022	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)