Form 10-Q
period 2022-06-30
PARKE BANCORP, INC.
filed 2022-08-08
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022
or
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

Yes [☐ ]                No [☒]

As of August 8, 2022, there were 11,914,961 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$21,157	$25,321
Interest bearing deposits with banks	372,084	571,232
Cash and cash equivalents	393,241	596,553
Investment securities available for sale, at fair value	10,903	13,351
Investment securities held to maturity (fair value of $8,408 at June 30, 2022 and $10,025 at December 31, 2021)	9,738	9,918
Total investment securities	20,641	23,269
Loans, net of unearned income	1,548,133	1,484,847
Less: Allowance for loan losses	(30,448)	(29,845)
Net loans	1,517,685	1,455,002
Accrued interest receivable	7,386	7,681
Premises and equipment, net	6,088	6,265
Restricted stock	5,226	5,144
Bank owned life insurance (BOLI)	27,856	27,577
Deferred tax asset	7,767	7,608
Other	4,493	7,346
Total assets	$1,990,383	$2,136,445
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$453,299	$553,810
Interest-bearing deposits	1,153,007	1,214,600
Total deposits	1,606,306	1,768,410
FHLBNY borrowings	78,150	78,150
Subordinated debentures	42,826	42,732
Accrued interest payable	1,485	1,603
Other	12,499	13,189
Total liabilities	1,741,266	1,904,084
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares and 445 shares outstanding at June 30, 2022 and December 31, 2021, respectively	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,199,483 shares and 12,182,081 shares at June 30, 2022 and December 31, 2021, respectively	1,220	1,218
Additional paid-in capital	135,709	135,451
Retained earnings	115,020	98,017
Accumulated other comprehensive (loss) income	(262)	245
Treasury stock, 284,522 shares at June 30, 2022 and Dec. 31, 2021, at cost	(3,015)	(3,015)
Total shareholders’ equity	249,117	232,361
Total liabilities and equity	$1,990,383	$2,136,445

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Interest income:
Interest and fees on loans	$19,458	$21,053	$38,656	$41,291
Interest and dividends on investments	182	182	371	382
Interest on deposits with banks	865	131	1,115	254
Total interest income	20,505	21,366	40,142	41,927
Interest expense:
Interest on deposits	1,809	2,472	3,650	5,299
Interest on borrowings	722	811	1,418	1,739
Total interest expense	2,531	3,283	5,068	7,038
Net interest income	17,974	18,083	35,074	34,889
Provision for loan losses	350	—	350	500
Net interest income after provision for loan losses	17,624	18,083	34,724	34,389
Non-interest income
Service fees on deposit accounts	1,313	1,212	2,629	2,824
Gain on sale of SBA loans	22	79	22	124
Other loan fees	441	331	716	595
Bank owned life insurance income	141	143	279	283
Net gain on sale and valuation adjustment of OREO	281	72	328	51
Other	316	257	616	452
Total non-interest income	2,514	2,094	4,590	4,329
Non-interest expense
Compensation and benefits	2,458	2,455	5,146	5,080
Professional services	541	889	1,092	1,742
Occupancy and equipment	624	606	1,269	1,150
Data processing	313	337	637	682
FDIC insurance and other assessments	259	311	546	572
OREO expense	56	113	90	127
Other operating expense	1,460	1,009	2,610	2,136
Total non-interest expense	5,711	5,720	11,390	11,489
Income before income tax expense	14,427	14,457	27,924	27,229
Income tax expense	3,689	3,633	7,095	6,879
Net income attributable to Company and noncontrolling interest	10,738	10,824	20,829	20,350
Less: Net income attributable to noncontrolling interest	—	(67)	—	(164)
Net income attributable to Company	10,738	10,757	20,829	20,186
Less: Preferred stock dividend	(7)	(7)	(14)	(14)
Net income available to common shareholders	$10,731	$10,750	$20,815	$20,172
Earnings per common share
Basic	$0.90	$0.90	$1.75	$1.70
Diluted	$0.88	$0.89	$1.71	$1.67
Weighted average common shares outstanding
Basic	11,914,454	11,891,558	11,909,892	11,881,902
Diluted	12,185,252	12,111,693	12,182,786	12,110,269

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$10,738	$10,824	$20,829	$20,350
Unrealized losses on investment securities, net of reclassification into income:
Unrealized losses on non-OTTI securities	(99)	(15)	(683)	(127)
Tax impact on unrealized loss	25	4	176	33
Total unrealized losses on investment securities	(74)	(11)	(507)	(94)
Comprehensive income	10,664	10,813	20,322	20,256
Less: Comprehensive income attributable to noncontrolling interests	—	(67)	—	(164)
Comprehensive income attributable to the Company	$10,664	$10,746	$20,322	$20,092

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity

Balance, March 31, 2022	$445	12,198,019	$1,220	$135,623	$106,194	$(188)	$(3,015)	$240,279	$—	$240,279
Net income	—	—	—	—	10,738	—	—	10,738	—	10,738
Common stock options exercised	—	1,464	—	11	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)	—	(74)
Stock compensation expense	—	—	—	75	—	—	—	75	—	75
Dividend on preferred stock	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock	—	—	—	—	(1,905)	—	—	(1,905)	—	(1,905)
Balance, June 30, 2022	$445	12,199,483	$1,220	$135,709	$115,020	$(262)	$(3,015)	$249,117	$—	$249,117

Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361	$—	$232,361
Net income	—	—	—	—	20,829	—	—	20,829	—	20,829
Common stock options exercised	—	17,402	2	123	—	—	—	125	—	125
Other comprehensive loss	—	—	—	—	—	(507)	—	(507)	—	(507)
Stock compensation expense	—	—	—	135	—	—	—	135	—	135
Dividend on preferred stock	—	—	—	—	(14)	—	—	(14)	—	(14)
Dividend on common stock	—	—	—	—	(3,812)	—	—	(3,812)	—	(3,812)
Balance, June 30, 2022	$445	12,199,483	$1,220	$135,709	$115,020	$(262)	$(3,015)	$249,117	$—	$249,117

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity

Balance, March 31, 2021	$470	12,167,887	$1,217	$135,246	$74,324	$380	$(3,015)	$208,622	$1,322	$209,944
Net income	—	—	—	—	10,757	—	—	10,757	67	10,824
Common stock options exercised	—	9,878	1	13	—	—	—	14	—	14
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)	—	(11)
Stock compensation expense	—	—	—	59	—	—	—	59	—	59
Dividend on preferred stock	—	—	—	—	(14)	—	—	(14)	—	(14)
Dividend on common stock	—	—	—	—	(3,805)	—	—	(3,805)	—	(3,805)
Balance, June 30, 2021	$470	12,177,765	$1,218	$135,318	$81,262	$369	$(3,015)	$215,622	$1,389	$217,011

Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Net income	—	—	—	—	20,186	—	—	20,186	164	20,350
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(447)	(447)
Common stock options exercised	—	39,823	4	210	—	—	—	214	—	214
Preferred stock shares conversion	(10)	1,375	—	10	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(94)	—	(94)	—	(94)
Stock compensation expense	—	—	—	109	—	—	—	109	—	109
Dividend on preferred stock	—	—	—	—	(14)	—	—	(14)	—	(14)
Dividend on common stock	—	—	—	—	(5,704)	—	—	(5,704)	—	(5,704)
Balance, June 30, 2021	$470	12,177,765	$1,218	$135,318	$81,262	$369	$(3,015)	$215,622	$1,389	$217,011

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$20,829	$20,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	345
Provision for loan losses	350	500
Increase in value of bank-owned life insurance	(279)	(283)
Gain on sale of SBA loans	(22)	(124)
SBA loans originated for sale	(261)	(902)
Proceeds from sale of SBA loans originated for sale	283	1,026
Net gain on sale of OREO and valuation adjustments	(328)	(51)
Net accretion of purchase premiums and discounts on securities	—	31
Stock based compensation	135	109
Net changes in:
Decrease (increase) in accrued interest receivable and other assets	1,677	(1,693)
Decrease in accrued interest payable and other accrued liabilities	(808)	(396)
Net cash provided by operating activities	21,903	18,912
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,739	3,564
Repayments and maturities of investment securities held to maturity	206	—
Net (increase) decrease in loans	(63,104)	45,078
Purchases of bank premises and equipment	(56)	(28)
Proceeds from sale of OREO, net	1,887	245
(Purchase) redemptions of restricted stock	(82)	1,340
Net cash (used in) provided by investing activities	(59,410)	50,199
Cash Flows from Financing Activities:
Cash dividends	(3,826)	(5,718)
Earnings distribution to non-controlling interest	—	(447)
Proceeds from exercise of stock options	125	214
Net decrease in FHLBNY and short-term borrowings	—	(33,000)
Net decrease in other borrowings	—	(90,026)
Net (decrease) increase in noninterest-bearing deposits	(100,511)	88,707
Net (decrease) increase in interest-bearing deposits	(61,593)	43,352
Net cash (used in) provided by financing activities	(165,805)	3,082
Net (decrease) increase in cash and cash equivalents	(203,312)	72,193
Cash and Cash Equivalents, January 1,	596,553	458,601
Cash and Cash Equivalents, June 30,	$393,241	$530,794

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,186	$7,543
Income taxes paid	$6,619	$9,828

Non-cash Investing and Financing Items
Loans transferred to OREO	$71	$1,709
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying interim financial statements for the three and six months ended June 30, 2022 and 2021 are unaudited. The balance sheet as of December 31, 2021, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year or any other period.

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

During June 2016, the Financial Accounting Standard Board (FASB) issued accounting standards update ("ASU") 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss ("CECL") methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses became effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is effective for fiscal years beginning after December 15, 2022 and interim periods within those years. The Company has selected a third-party software vendor for the CECL calculation and to assist in the implementation of the model. The Company will utilize a lifetime loss rate calculation for all its loan portfolio's, as well as supplement the loss estimate by including reasonable and supportable forecasts of macroeconomic conditions. The Company began to perform parallel runs of the new model to its current ALLL model during the first quarter of 2022 and continues to evaluate the results and assumptions. Implementation efforts are continuing to focus on model validation, model calibration, qualitative factors, finalizing procedures and other governance and control documentation. The Company will adopt this new guidance on January 1, 2023, and is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2022 and December 31, 2021:

As of June 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	10,752	31	384	10,399
Collateralized mortgage obligations	4	—	—	4
Total available for sale	$11,256	$31	$384	$10,903

Held to maturity:
Residential mortgage-backed securities	$5,947	$—	$842	$5,105
States and political subdivisions	3,791	74	562	3,303
Total held to maturity	$9,738	$74	$1,404	$8,408

As of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	12,513	372	42	12,843
Collateralized mortgage obligations	8	—	—	8
Total available for sale	$13,021	$372	$42	$13,351

Held to maturity:
States and political subdivisions	$3,761	$241	$16	$3,986
Residential mortgage-backed securities	6,157	—	118	6,039
Total held to maturity	$9,918	$241	$134	$10,025

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2022 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	728	717
Due after five years through ten years	6,012	5,840
Due after ten years	4,516	4,346
Total available for sale	$11,256	$10,903

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,314	1,389
Due after five years through ten years	—	—
Due after ten years	8,424	7,019
Total held to maturity	$9,738	$8,408

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2022. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

As of June 30, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$7,902	$283	$1,126	$101	$9,028	$384
Total available for sale	$7,902	$283	$1,126	$101	$9,028	$384
Held to maturity:
Residential mortgage-backed securities	$5,105	$842	$—	$—	$5,105	$842
States and political subdivisions	1,914	562	—	—	1,914	562
Total held to maturity	$7,019	$1,404	$—	$—	$7,019	$1,404

As of December 31, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$168	$1	$1,418	$41	$1,586	$42
Total available for sale	$168	$1	$1,418	$41	$1,586	$42
Held to maturity:
Residential mortgage-backed securities	6,039	$118	$—	$—	$6,039	$118
States and political subdivisions	2,462	16	—	—	2,462	16
Total held to maturity	$8,501	$134	$—	$—	$8,501	$134

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

The Company’s unrealized loss for the debt securities is comprised of 17 securities in the less than 12 months loss position and 2 securities in the 12 months or greater loss position at June 30, 2022, and 5 securities in the less than 12 months loss position and 3 securities in the 12 months or greater loss position at December 31, 2021. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at June 30, 2022.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2022 and December 31, 2021, the Company had $1.55 billion and $1.48 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net increase of $2.0 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively, for unearned income, net deferred loan fees, and unamortized discounts and premiums. We had no loans held for sale at June 30, 2022 and December 31, 2021, respectively. Also, at June 30, 2022 and December 31, 2021, our commercial and industrial loan portfolio includes $4.4 million and $27.8 million, respectively, of loans to small businesses through the Paycheck Protection Program ("SBA PPP" loans), which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolios of loans receivable at June 30, 2022 and December 31, 2021, consist of the following:

	June 30, 2022	December 31, 2021
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$35,739	$57,151
Construction	146,806	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	128,782	123,672
Commercial – Non-owner Occupied	325,135	306,486
Residential – 1 to 4 Family	826,504	750,525
Residential – Multifamily	77,797	84,964
Consumer	7,370	7,972
Total Loans	$1,548,133	$1,484,847

An age analysis of past due loans by class at June 30, 2022 and December 31, 2021 is as follows:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$91	$158	$249	$35,490	$35,739	$—
Construction	—	—	1,139	1,139	145,667	146,806	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,016	1,016	127,766	128,782	—
Commercial – Non-owner Occupied	—	14,380	1,328	15,708	309,427	325,135	—
Residential – 1 to 4 Family	—	93	230	323	826,181	826,504	—
Residential – Multifamily	—	—	—	—	77,797	77,797	—
Consumer	—	70	—	70	7,300	7,370	—
Total Loans	$—	$14,634	$3,871	$18,505	$1,529,628	$1,548,133	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$349	$224	$573	$56,578	$57,151	$—
Construction	—	—	1,139	1,139	152,938	154,077	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	2,170	121,502	123,672	—
Commercial – Non-owner Occupied	—	—	242	242	306,244	306,486	—
Residential – 1 to 4 Family	81	—	533	614	749,911	750,525	—
Residential – Multifamily	—	—	—	—	84,964	84,964	—
Consumer	—	—	—	—	7,972	7,972	—
Total Loans	$81	$349	$4,308	$4,738	$1,480,109	$1,484,847	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2022
March 31, 2022	$509	$2,197	$3,012	$7,253	$15,482	$1,415	$113	$29,981
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	2	100	2	—	13	—	—	117
Provisions (benefits)	40	(95)	(272)	296	716	(317)	(18)	350
Ending Balance at June 30, 2022	$551	$2,202	$2,742	$7,549	$16,211	$1,098	$95	$30,448

Allowance for loan losses
Six months ended June 30, 2022
December 31, 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	8	100	5	—	134	6	—	253
Provisions (benefits)	126	(560)	(260)	73	1,107	(123)	(13)	350
Ending Balance at June 30, 2022	$551	$2,202	$2,742	$7,549	$16,211	$1,098	$95	$30,448

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$4	$120	$22	$—	$—	$146
Collectively evaluated for impairment	551	2,202	2,738	7,429	16,189	1,098	95	30,302
Ending Balance at June 30, 2022	$551	$2,202	$2,742	$7,549	$16,211	$1,098	$95	$30,448

Loans
Individually evaluated for impairment	$158	$1,139	$2,364	$5,363	$490	$—	$—	$9,514
Collectively evaluated for impairment	35,581	145,667	126,418	319,772	826,014	77,797	7,370	1,538,619
Ending Balance at June 30, 2022	$35,739	$146,806	$128,782	$325,135	$826,504	$77,797	$7,370	$1,548,133

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2021
March 31, 2021	$474	$3,744	$3,335	$9,160	$11,825	$1,538	$134	$30,210
Charge-offs	—	—	—	(153)	—	—	—	(153)
Recoveries	8	—	3	—	—	—	—	11
Provisions (benefits)	(170)	(262)	164	(493)	1,058	(288)	(9)	—
Ending Balance at June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068

Allowance for loan losses
Six months ended June 30, 2021
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	—	—	(153)	—	—	—	(153)
Recoveries	12	—	11	—	—	—	—	23
Provisions (benefits)	(192)	123	413	269	288	(389)	(12)	500
Ending Balance at June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068

Allowance for loan losses
Individually evaluated for impairment	$10	$220	$6	$236	$133	$—	$—	$605
Collectively evaluated for impairment	302	3,262	3,496	8,278	12,750	1,250	125	29,463
Ending Balance at June 30, 2021	$312	$3,482	$3,502	$8,514	$12,883	$1,250	$125	$30,068

Loans
Individually evaluated for impairment	$48	$1,365	$2,379	$5,724	$1,478	$—	$178	$11,172
Collectively evaluated for impairment	94,808	198,867	128,779	312,789	679,870	83,806	9,000	1,507,919
Ending Balance at June 30, 2021	$94,856	$200,232	$131,158	$318,513	$681,348	$83,806	$9,178	$1,519,091

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

The following tables provide further detail on impaired loans and the associated ALLL at June 30, 2022 and December 31, 2021:

June 30, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$158	$158	$—
Construction	1,139	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,171	2,171	—
Commercial – Non-owner Occupied	173	173	—
Residential – 1 to 4 Family	230	230	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,871	8,588	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	193	193	4
Commercial – Non-owner Occupied	5,190	5,190	120
Residential – 1 to 4 Family	260	260	22
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,643	5,643	146
Total:
Commercial and Industrial	158	158	—
Construction	1,139	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,364	2,364	4
Commercial – Non-owner Occupied	5,363	5,363	120
Residential – 1 to 4 Family	490	490	22
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$9,514	$14,231	$146

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$216	$216	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,170	2,170	—
Commercial – Non-owner Occupied	242	242	—
Residential – 1 to 4 Family	465	599	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,093	3,227	—
With an allowance recorded:
Commercial and Industrial	8	16	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	199	199	5
Commercial – Non-owner Occupied	5,335	5,335	218
Residential – 1 to 4 Family	528	528	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,209	11,934	591
Total:
Commercial and Industrial	224	232	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	2,369	2,369	5
Commercial – Non-owner Occupied	5,577	5,577	218
Residential – 1 to 4 Family	993	1,127	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$10,302	$15,161	$591

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$177	$—	$52	$—
Construction	1,139	—	1,365	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,367	3	2,447	3
Commercial – Non-owner Occupied	5,402	68	5,665	70
Residential – 1 to 4 Family	588	4	1,487	11
Residential – Multifamily	—	—	—	—
Consumer	—	—	178	2
Total	$9,673	$75	$11,194	$86

	Six Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$190	$—	$51	$—
Construction	1,139	—	1,365	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,367	6	2,449	6
Commercial – Non-owner Occupied	5,436	135	5,673	135
Residential – 1 to 4 Family	623	11	1,496	26
Residential – Multifamily	—	—	—	—
Consumer	—	—	178	4
Total	$9,755	$152	$11,212	$171

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $5.6 million and $6.0 million, respectively, at June 30, 2022 and December 31, 2021. Nonperforming TDR loans were zero at June 30, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For TDR loans, we had specific reserves of $146,000 and $254,000 in the allowance at June 30, 2022 and December 31, 2021, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of June 30, 2022 and December 31, 2021 is as follows:

At June 30, 2022	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$35,581	$—	$158	$—	$35,739
Construction	145,667	—	1,139	—	146,806
Real Estate Mortgage:
Commercial – Owner Occupied	123,582	3,029	2,171	—	128,782
Commercial – Non-owner Occupied	310,582	14,380	173	—	325,135
Residential – 1 to 4 Family	826,274	—	230	—	826,504
Residential – Multifamily	77,797	—	—	—	77,797
Consumer	7,370	—	—	—	7,370
Total	$1,526,853	$17,409	$3,871	$—	$1,548,133

At December 31, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$56,927	$—	$224	$—	$57,151
Construction	152,938	—	1,139	—	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	118,473	3,029	2,170	—	123,672
Commercial – Non-owner Occupied	291,864	14,380	242	—	306,486
Residential – 1 to 4 Family	749,904	—	621	—	750,525
Residential – Multifamily	84,964	—	—	—	84,964
Consumer	7,972	—	—	—	7,972
Total	$1,463,042	$17,409	$4,396	$—	$1,484,847

NOTE 5. EQUITY AND CHANGES IN OTHER COMPREHENSIVE INCOME

The Company's total equity was $249.1 million and $232.4 million at June 30, 2022 and December 31, 2021, respectively.

Common stock dividend: On June 21, 2022, the Company declared a cash dividend of $0.16 per share to common shareholders of record as of July 5, 2022, and paid the dividend July 19, 2022. On March 22, 2022, the Company declared a cash dividend of $0.16 per share to common shareholders of record as of April 6, 2022, and paid the dividend April 20, 2022.

On June 22, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of July 6, 2021, and paid the dividend on July 20, 2021. On April 23, 2021, the Company declared a quarterly cash dividend of $0.16 per share to the common shareholders of record as of May 4, 2021, and paid the dividend on May 18, 2021.

Preferred stock dividend: The Company declared cash dividends of $6,675 and $14,100 to preferred stockholders during the three months ended June 30, 2022 and June 30, 2021, respectively. The Company declared cash dividends of $13,350 and $14,100 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Conversion of preferred stock: During the six months ended June 30, 2022, there were no conversions from preferred stock to common shares. During the six months ended June 30, 2021, preferred stockholders converted 10 shares of preferred shares into 1,375 shares of common stock.

Other comprehensive income

The changes in accumulated other comprehensive loss consisted of the following for the six months ended June 30, 2022 and 2021, and there were no reclassification adjustments during the period:

	For the Three Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Investment securities:
Net unrealized losses arising during the period	$(99)	$(15)
Tax effect related to the unrealized loss during the periods	25	4
Change in other comprehensive loss	$(74)	$(11)

	For the Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Investment securities:
Net unrealized losses arising during the period	$(683)	$(127)
Tax effect related to the unrealized loss during the periods	176	33
Change in other comprehensive loss	$(507)	$(94)

NOTE 6. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$10,738	$10,757	$20,829	$20,186
Less: Dividend on series B preferred stock	(7)	(7)	(14)	(14)
Net income available to common shareholders	10,731	10,750	20,815	20,172
Basic weighted-average common shares outstanding	11,914,454	11,891,558	11,909,892	11,881,902
Basic earnings per common share	$0.90	$0.90	$1.75	$1.70
Diluted earnings per common share
Net income available to common shares	$10,731	$10,750	$20,815	$20,172
Add: Dividend on series B preferred stock	7	7	14	14
Net income available to diluted common shares	10,738	10,757	20,829	20,186
Basic weighted-average common shares outstanding	11,914,454	11,891,558	11,909,892	11,881,902
Dilutive potential common shares	270,798	220,135	272,894	228,367
Diluted weighted-average common shares outstanding	12,185,252	12,111,693	12,182,786	12,110,269
Diluted earnings per common share	$0.88	$0.89	$1.71	$1.67

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

Investments in Available for Sale Securities:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. For loans held for sale, the fair value represents the value of the guaranteed portion of the SBA loans pending settlement. There were no loans held for sale at June 30, 2022 and December 31, 2022. Securities in Level 2 include mortgage-backed securities, corporate debt obligations, and collateralized mortgage-backed securities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of June 30, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	10,399	—	10,399
Collateralized mortgage-backed securities	—	4	—	4
Total	$—	$10,903	$—	$10,903
As of December 31, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	12,843	—	12,843
Collateralized mortgage-backed securities	—	8	—	8
Total	$—	$13,351	$—	$13,351

For the six months ended June 30, 2022, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2022 and 2021.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2022
Collateral-dependent impaired loans	$—	$—	$3,972	$3,972
As of December 31, 2021
Collateral-dependent impaired loans	$—	$—	$4,087	$4,087
OREO	—	—	1,654	1,654

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

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These instruments include cash and cash equivalents, accrued interest receivable, demand and other non-maturity deposits and accrued interest payable, and they are considered to be level 1 measurements.

The following table summarizes the carrying amounts and fair values for financial instruments at June 30, 2022 and December 31, 2021:

June 30, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities AFS	10,903	10,903	—	10,903	—
Investment securities HTM	9,738	8,408	—	8,408	—
Restricted stock	5,226	5,226	—	—	5,226
Loans, net	1,517,685	1,482,195	—	1,477,214	4,981

Financial Liabilities:
Time deposits	508,589	511,448	—	511,448	—
Borrowings	120,976	117,656	—	117,656	—

December 31, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities AFS	13,351	13,351	—	13,351	—
Investment securities HTM	9,918	10,025	—	10,025	—
Restricted stock	5,144	5,144	—	—	5,144
Loans, net	1,455,002	1,440,398	—	1,430,686	9,712

Financial Liabilities:
Time deposits	593,746	597,791	—	597,791	—
Borrowings	120,882	117,636	—	117,636	—

Note 8. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 10 years or less except the land lease, which has a remaining lease term of eighty-three years. Some of the leases may include options to renew the leases. The exercise of lease renewals is at our sole discretion.

Our Right of Use ("ROU") assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At June 30, 2022, we had future minimum lease payments of $27.8 million and lease liability $1.9 million. The weighted average remaining lease term was 43.6 years and weighted average discount rate was 7.1% at June 30, 2022, respectively. We also sublease some space for one of our leased facilities to a company. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at June 30, 2022:

June 30, 2022
(Dollars in thousands)
Lease right of use ("ROU") assets	$1,941
Lease liabilities	$1,941

The following table presents future undiscounted cash flows on our operating leases:

June 30, 2022
(Dollars in thousands)
Remainder of 2022	$165
2023	332
2024	348
2025	352
2026	283
Thereafter	26,301
Total undiscounted lease payments	$27,781

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2022. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of June 30, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $140.2 million and $117.7 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On June 27, 2022, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $10.0 million. On June 30, 2022, the Bank entered into an agreement with the FHLBNY for a MLOC of $50.0 million. The MLOC's are used to pledge against public deposits and expire on July 27, 2022, and September 29, 2022, respectively. There were no outstanding borrowings on the letters of credit as of June 30, 2022.

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

In 2021, cannabis in the State of New Jersey became legal for recreational use. An amendment legalizing cannabis became part of the New Jersey State Constitution, and enabling legislation and related bills were signed into law in 2021. The new law legalized and regulated cannabis use and possession for adults 21 years and older. The new law also clarifies marijuana and cannabis use and possession penalties for individuals younger than 21 years old. Retail sales of cannabis began in New Jersey in April 2022. We provide banking services to customers that are licensed by various States to do business in the cannabis industry as growers, processors and dispensaries and who participate in retail sales of cannabis in New Jersey. Cannabis businesses are legal under the laws of these States and now in New Jersey, although it is not legal under federal law. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

While we believe we are operating in compliance with the FinCEN guidelines, there can be no assurance that federal enforcement guidelines will not change. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the Federal government’s enforcement position could cause us to immediately cease providing banking services to the cannabis industry.
At June 30, 2022 and December 31, 2021, deposit balances from cannabis customers were approximately $275.8 million and $375.2 million, or 17.1% and 21.2% of total deposits, respectively, with two customers accounting for 42.2% and 19.3% of the total at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, there were cannabis-related loans in the amounts of $4.0 million and $5.4 million, respectively. We recorded approximately $59 thousand and $336 thousand of interest income in the six months ended June 30, 2022 and year ended December 31, 2021, respectively, related to these loans. The fee income for the six months ended June 30, 2022 and year ended December 31, 2021, from the commercial deposit accounts of depositors who do business in the cannabis industry were $2.3 million and $5.1 million, respectively, and are included in service fees on deposit accounts, in the accompanying consolidated statements of income.

NOTE 10. REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was being phased in from 0.0% for 2015 to 2.50% by 2019. The Bank made a one-time election to opt-out of including the net unrealized gain or loss on available for sale securities in computing regulatory capital. At June 30, 2022 and December 31, 2021, the Company and Bank were both considered “well capitalized".

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Under final regulations adopted by the federal banking agencies under the Economic Growth, Regulatory Relief and Consumer Protection Act ( "EGRRCPA"), a community banking organization may opt into the Community Bank Leverage Ratio ("CBLR") framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of June 30, 2022.

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

The leverage ratios of the Company and the Bank at June 30, 2022 are as follows:

Regulatory Capital Compliance
As of June 30, 2022	Actual		For Capital Adequacy Purposes
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$262,782	13.01%	$181,762	9.00%
Parke Bank:
Community Bank Leverage Ratio	$291,270	14.43%	$181,726	9.00%

The Company and Bank's regulatory capital as of December 31, 2021, is presented in the following table.

As of December 31, 2021	Actual		For Capital Adequacy Purposes*
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$290,965	22.57%	$103,151	8.00%
Tier 1 risk-based capital	245,519	19.04%	77,363	6.00%
Tier 1 leverage	245,519	11.49%	85,494	4.00%
Tier 1 common equity	231,671	17.97%	58,023	4.50%
Parke Bank:
Tier 1 leverage	273,884	12.82%	181,640	8.50%

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
The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, employment shortages, the interest rate environment, and geopolitical tensions. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

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

At June 30, 2022, we had total assets of $1.99 billion, and total equity of $249.1 million. Net income available to common shareholders for the three and six months ended June 30, 2022 was $10.7 million and $20.8 million, respectively.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Income: Our net income available to common shareholders for the second quarter of 2022 decreased $19.0 thousand, or 0.2%, to $10.7 million, compared to $10.8 million for the same period last year. Earnings per share were $0.90 per basic common share and $0.88 per diluted common share for the second quarter of 2022 compared to $0.90 per basic common share and $0.89 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from a $109.0 thousand decrease in net interest income, and a $350.0 thousand increase in the provision for loan loss, partially offset by a $420.0 thousand increase in non-interest income.

Net Interest Income: Our net interest income decreased $109.0 thousand, or 0.6%, to $18.0 million for the second quarter of 2022 compared to $18.1 million for the second quarter of 2021. The decrease in net interest income was primarily due to a decrease of $861.0 thousand in interest income, driven by a decrease of $1.6 million on interest and fees on loans, partially offset by a $734.0 thousand increase on interest earned on cash held at the Federal Reserve Bank ("FRB") due to an increase in market interest rates. For the three months ended June 30, 2022, total interest expense decreased $752.0 thousand as compared to the second quarter of 2021, primarily due to a reduction in outstanding deposit balances, which reduced interest expense by $663.0 thousand, as well as a decrease of $89.0 thousand in interest on borrowings due to lower outstanding balances.

Provision for loan losses: For the three months ended June 30, 2022, the provision for loan losses increased $350.0 thousand, compared to zero for the three months ended June 30, 2021. The increase in the provision was primarily due to an increase in loan balances. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $2.5 million for the three months ended June 30, 2022, an increase of $420.0 thousand, compared to $2.1 million for the three months ended June 30, 2021. The increase is primarily attributable to an increase in gain on sale of OREO assets of $209.0 thousand, an increase in loan fees of $110.0 thousand, and an increase in service fees on deposit accounts of $101.0 thousand. Please refer to Note 9. Commitments And Contingencies in the notes to the unaudited consolidated financial statements for our banking services to customers who do business in the cannabis industry.

Non-interest Expense: Our non-interest expense decreased $9.0 thousand to $5.7 million for the three months ended June 30, 2022, from $5.7 million for the three months ended June 30, 2021. The decrease is primarily driven by a $348.0 thousand decrease in professional fees, $56.0 thousand decrease in OREO expense, and a $52.0 thousand decrease in FDIC insurance and other assessments, partially offset by a $433.0 thousand increase in other operating expense.

Income Tax: Income tax expense was $3.7 million on income before taxes of $14.4 million for the three months ended June 30, 2022, resulting in an effective tax rate of 25.6%, compared to income tax expense of $3.6 million on income before taxes of $14.5 million for the same period of 2021, resulting in an effective tax rate of 25.1%.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net income: Our net income available to common shareholders for the six months ended June 30, 2022 increased $643.0 thousand, or 3.2%, to $20.8 million compared to $20.2 million for the six months ended June 30, 2021. Earnings per share were $1.75 per basic common share and $1.71 per diluted common share for the six months ended June 30, 2022 compared to $1.70 per basic common share and $1.67 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a decrease in total interest expense of $2.0 million, and a decrease in the provision for loan losses of $150.0 thousand, partially offset by a decrease in total interest income $1.8 million.

Net interest income: Our net interest income increased $185.0 thousand, or 0.5%, to $35.1 million for the six months ended June 30, 2022, compared to $34.9 million for the same period last year. Interest income for the six months ended June 30, 2022, decreased to $40.1 million, a decrease of $1.8 million, or 4.3%, from $41.9 million for the same period of 2021. The decrease in interest income was primarily due to a decrease in interest and fees on loans of $2.6 million, partially offset by an increase in interest earned on FRB deposits of $861.0 thousand, attributed to an increase in market interest rates. Interest expense decreased $2.0 million for the year to date June 30, 2022, compared to the same period in 2021, primarily due to the decrease in outstanding deposit balances, primarily driven by a decrease in time deposits of $175.5 million, which resulted in a decrease of $1.6 million, as well as a decrease of $321.0 thousand on interest on borrowings, due primarily to a decrease in outstanding balance.

Provision for loan losses: The provision for loan losses was $350.0 thousand for the six months ended June 30, 2022 compared to the provision for loan losses of $500.0 thousand for the six months ended June 30, 2021. The $150.0 thousand decrease in the provision was primarily due to an increase in qualitative factors resulting from the economic uncertainty attributed to the COVID-19 pandemic and the impact on the credit quality on our borrowers as of June 30, 2021, compared to an increase in provision due to an increase in outstanding loan balances for the six months ended June 30, 2022. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $4.6 million for the six months ended June 30, 2022, an increase of $261.0 thousand, or 6.0%, compared to $4.3 million for the same period last year. The increase is primarily attributable to an increase in gain on the sale of OREO assets of $277.0 thousand, an increase in other income of $163.0 thousand, and an increase in other loan fees of $121.0 thousand, partially offset by a decrease in service fees on deposit accounts of $195.0 thousand. Fee income for the six months ended June 30, 2022 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $2.3 million, compared to $2.8 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income. Please refer to Note 9. Commitments And Contingencies to the unaudited consolidated financial statements.

Non-interest expense: Our non-interest expense decreased $99.0 thousand to $11.4 million for the six months ended June 30, 2022, from $11.5 million for the six months ended June 30, 2021. The decrease was primarily due to an decrease in professional fees of $650.0 thousand, attributable to a reduction in consulting fees associated with our BSA remediation efforts, partially offset by an increase in other operating expense of $474.0 thousand, primarily driven by increases in Pennsylvania shares tax and loan workout expense.

Income Tax: Income tax expense was $7.1 million on income before taxes of $27.9 million for the six months ended June 30, 2022, resulting in an effective tax rate of 25.4%, compared to income tax expense of $6.9 million on income before taxes of $27.2 million for the same period of 2021, resulting in an effective tax rate of 25.3%.

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

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans**	$1,516,120	$19,458	5.15%	$1,534,206	$21,053	5.50%
Investment securities*	26,785	182	2.73%	23,907	182	3.09%
Interest bearing deposits	427,463	865	0.81%	483,852	131	0.11%
Total interest-earning assets	1,970,368	20,505	4.17%	2,041,965	21,366	4.20%
Other assets	79,290			79,436
Allowance for loan losses	(30,076)			(30,212)
Total assets	$2,019,582			$2,091,189
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$97,368	$99	0.41%	$74,283	$84	0.45%
Money markets	362,369	521	0.58%	308,407	519	0.67%
Savings	201,917	177	0.35%	139,450	179	0.51%
Time deposits	511,667	985	0.77%	645,308	1,644	1.02%
Brokered certificates of deposit	8,918	27	1.21%	35,453	46	0.52%
Total interest-bearing deposits	1,182,239	1,809	0.61%	1,202,901	2,472	0.82%
Borrowings	120,945	722	2.39%	144,256	811	2.25%
Total interest-bearing liabilities	1,303,184	2,531	0.78%	1,347,157	3,283	0.98%
Non-interest bearing deposits	456,868			512,096
Other liabilities	13,643			17,021
Total non-interest bearing liabilities	470,511			529,117
Equity	245,887			214,915
Total liabilities and shareholders’ equity	$2,019,582			$2,091,189
Net interest income		$17,974			$18,083
Interest rate spread			3.39%			3.22%
Net interest margin			3.66%			3.55%
*Includes balances of FHLB and ACCBB stock.
**    The average balance of loans includes loans on nonaccrual.

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans**	$1,492,635	$38,656	5.22%	$1,547,566	$41,291	5.38%
Investment securities*	27,201	371	2.75%	25,342	382	3.06%
Interest bearing deposits	480,878	1,115	0.47%	491,865	256	0.10%
Total interest-earning assets	2,000,714	40,142	4.05%	2,064,773	41,929	4.10%
Other assets	78,633			75,542
Allowance for loan losses	(30,016)			(30,063)
Total assets	$2,049,331			$2,110,252
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$97,969	$195	0.40%	$70,985	$160	0.45%
Money markets	357,026	971	0.55%	312,739	1,093	0.70%
Savings	194,968	339	0.35%	131,155	336	0.52%
Time deposits	537,081	2,090	0.78%	636,888	3,554	1.13%
Brokered certificates of deposit	9,019	55	1.23%	45,582	156	0.69%
Total interest-bearing deposits	1,196,063	3,650	0.62%	1,197,349	5,299	0.89%
Borrowings	120,922	1,418	2.36%	184,045	1,739	1.91%
Total interest-bearing liabilities	1,316,985	5,068	0.78%	1,381,394	7,038	1.02%
Non-interest bearing deposits	477,188			502,186
Other liabilities	13,306			15,899
Total non-interest bearing liabilities	490,494			518,085
Equity	241,852			210,773
Total liabilities and shareholders’ equity	$2,049,331			$2,110,252
Net interest income		$35,074			$34,891
Interest rate spread			3.27%			3.08%
Net interest margin			3.54%			3.41%
**    Includes balances of FHLB and ACCBB stock.
**    The average balance of loans includes loans on nonaccrual.

Financial Condition
General
At June 30, 2022, the Company’s total assets were $1.99 billion, a decrease of $146.1 million, or 6.8%, from December 31, 2021. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $203.3 million, partially offset by an increase in loans receivable. The decrease in cash and cash equivalents was primarily due to cash withdrawn from deposits. Loans increased $63.3 million at June 30, 2022, primarily due to increases in loan balances classified as residential 1-4 family and commercial non-owner occupied real estate mortgage loans, compared to the balances at December 31, 2021.

Total liabilities were $1.74 billion at June 30, 2022. This represented a $162.8 million, or 8.6%, decrease, from $1.90 billion at December 31, 2021. The decrease in total liabilities was primarily due to a decrease in total deposits, which decreased $162.1 million, or 9.2%, to $1.61 billion at June 30, 2022, from $1.77 billion at December 31, 2021.

Total equity was $249.1 million and $232.4 million at June 30, 2022 and December 31, 2021, respectively, an increase of $16.8 million from December 31, 2021.

The following table presents certain key condensed balance sheet data as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Cash and cash equivalents	$393,241	$596,553
Investment securities	20,641	23,269
Loans, net of unearned income	1,548,133	1,484,847
Allowance for loan losses	(30,448)	(29,845)
Total assets	1,990,383	2,136,445
Total deposits	1,606,306	1,768,410
FHLBNY borrowings	78,150	78,150
Subordinated debt	42,826	42,732
Total liabilities	1,741,266	1,904,084
Total equity	249,117	232,361
Total liabilities and equity	1,990,383	2,136,445

Cash and cash equivalents

Cash and cash equivalents decreased $203.3 million to $393.2 million at June 30, 2022 from $596.6 million at December 31, 2021, a decrease of 34.1%. The decrease was primarily due to cash withdrawn from deposits, and the funding of loans.

Investment securities

Total investment securities decreased to $20.6 million at June 30, 2022, from $23.3 million at December 31, 2021, a decrease of $2.6 million or 11.3%. The decrease was attributed to normal pay downs of $2.0 million and a decrease in the fair market valuation of $0.7 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Beginning in April 2020, the Company has been lending to small business through the SBA PPP loan program, which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll during the COVID-19 pandemic. Since the beginning of the loan program through June 30, 2022, the Bank has originated approximately $117.8 million of SBA PPP loans, and had $4.4 million of such loans outstanding as of June 30, 2022.

Loans held for sale ("HFS"): Loans held for sale are comprised of SBA loans originated for sale. We had no loans held for sale at June 30, 2022 or at December 31, 2021.

Loans receivable: Loans receivable increased to $1.55 billion at June 30, 2022 from $1.48 billion at December 31, 2021. The increase was primarily due to increases in the commercial - owner occupied, commercial - non-owner occupied, and residential - 1 to 4 family portfolio's. Loans receivable, excluding loans held for sale, as of June 30, 2022 and December 31, 2021, consisted of the following:

	June 30, 2022		December 31, 2021
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$35,739	2.3%	$57,151	3.8%
Construction	146,806	9.5%	154,077	10.4%
Real Estate Mortgage:
Commercial – Owner Occupied	128,782	8.3%	123,672	8.3%
Commercial – Non-owner Occupied	325,135	21.0%	306,486	20.6%
Residential – 1 to 4 Family	826,504	53.4%	750,525	50.7%
Residential – Multifamily	77,797	5.0%	84,964	5.7%
Consumer	7,370	0.5%	7,972	0.5%
Total Loans	$1,548,133	100.0%	$1,484,847	100.0%

Deposits

At June 30, 2022, total deposits decreased to $1.61 billion from $1.77 billion at December 31, 2021, a decrease of $162.1 million, or 9.2%. The decrease in deposits was primarily due to a decrease in non-interest bearing demand deposits and a decrease in time deposit accounts.

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Noninterest-bearing	$453,299	$553,810
Interest-bearing
Checking	87,783	93,189
Savings	356,038	179,238
Money market	200,597	348,427
Time deposits	508,589	593,746
Total deposits	$1,606,306	$1,768,410

Borrowings
Total borrowings were $121.0 million at June 30, 2022 and $120.9 million at December 31, 2021.

Equity

Total equity increased to $249.1 million at June 30, 2022 from $232.4 million at December 31, 2021, an increase of $16.8 million, or 7.2%, primarily due to the retention of earnings from the period.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2022, our cash position was $393.2 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of June 30, 2022, the Company had lines of credit with the FHLBNY of $603.5 million, of which $78.2 million was outstanding, and an additional $60.0 million from two letters of credit for securing public funds. The remaining borrowing capacity was $465.3 million at June 30, 2022.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agencies and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At June 30, 2022, the Company's investment securities portfolio classified as available for sale was $10.9 million.

We had outstanding loan commitments of $140.2 million at June 30, 2022. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2022 and 2021.

Cash provided by operating activities was $21.9 million in the six months ended June 30, 2022, compared to $18.9 million for the same period in the prior year. The increase in operating cash flow was primarily due to the decrease in accrued interest receivable, increase in accrued interest payable, and increase in net income.
Cash used in investing activities was $59.4 million in the six months ended June 30, 2022, compared to cash provided by investing activities of $50.2 million in the same period last year. The decrease in cash provided in the investing activities was primarily due to the cash outflow from the increase in loans during the period.
Cash used in financing activities was $165.8 million in the six months ended June 30, 2022, compared to cash provided by financing activities of $3.1 million in the same period of last year. The current year included $162.1 million of cash outflows from the decrease in deposits.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $16.8 million at June 30, 2022, from December 31, 2021, primarily from the Company’s net income of $20.8 million for the period, net of common and preferred stock dividends of $3.8 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2022, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at June 30, 2022:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$262,782	13.01%	$291,270	14.43%
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
At June 30, 2022, the allowance for loan losses was $30.4 million, as compared to $29.8 million at December 31, 2021. The ratio of the allowance for loan losses to total loans was 1.97% and 2.01% at June 30, 2022 and December 31, 2021, respectively. The ratio of the allowance for loan losses to non-performing assets increased to 786.6% at June 30, 2022, compared to 500.6% at December 31, 2021. During the six month periods ended June 30, 2022 and 2021, the Company charged off zero and $153,000, respectively, and recovered $253,000 and $23,000, respectively. Specific allowances for loan losses have been established in the amount of $146.0 thousand at June 30, 2022, as compared to $591.0 thousand on impaired loans at December 31, 2021. We have established reserves for all losses that we believe are both probable and reasonably estimable at June 30, 2022 and December 31, 2021. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on a GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to the expected credit loss methodology. We recorded a loan loss provision of $350.0 thousand during the three months ended June 30, 2022, compared to zero during the three months ended June 30, 2021. The increase was primarily due to the increase in outstanding loan balances at June 30, 2022.

The table below presents changes in the Company’s allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Balance at the beginning of the period	$29,845	$29,698
Charge-offs:
Commercial and Industrial	—	—
Construction	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—
Commercial – Non-owner Occupied	—	(153)
Residential – 1 to 4 Family	—	—
Residential – Multifamily	—	—
Consumer	—	—
Total charge - offs	—	(153)

Recoveries:
Commercial and Industrial	8	12
Construction	100	—
Real Estate Mortgage:
Commercial – Owner Occupied	5	11
Commercial – Non-owner Occupied	—	—
Residential – 1 to 4 Family	134	—
Residential – Multifamily	6	—
Consumer	—	—
Total recoveries	253	23

Net charge-offs (recoveries)	253	(130)
Provisions for loan losses	350	500
Balance at the end of the period	$30,448	$30,068

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
Delinquent loans totaled $18.5 million, or 1.2% of total loans at June 30, 2022, an increase of $13.8 million from December 31, 2021. At June 30, 2022, loans 30 to 89 days delinquent totaled $14.6 million, an increase of $14.2 million from December 31, 2021. The increase in loans 30 to 89 days delinquent is driven by two, commercial real estate non-occupied loans. The Company is working closely with the borrowers to remediate the delinquency of these loans. Loans delinquent 90 days or more and not accruing interest totaled $3.9 million or 0.3% of total loans at June 30, 2022, a decrease of $437.0 thousand from $4.3 million, or

0.3% of total loans, at December 31, 2021. The two largest nonperforming loan relationships as of June 30, 2022 were a $1.2 million owner occupied commercial real estate loan and a $1.1 million construction loan.

The table below presents an age analysis of past due loans by loan class and the percentage of the nonperforming loans to total loans at June 30, 2022.

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing (NPL)	Greater than 90 Days and Accruing	Current	Total Loans	NPL to Loan Type %
	(Dollars in thousands except ratios)
Commercial and Industrial	$—	$91	$158	$—	$35,490	$35,739	0.44%
Construction	—	—	1,139	—	145,667	146,806	0.78%
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,016	—	127,766	128,782	0.79%
Commercial – Non-owner Occupied	—	14,380	1,328	—	309,427	325,135	0.41%
Residential – 1 to 4 Family	—	93	230	—	826,181	826,504	0.03%
Residential – Multifamily	—	—	—	—	77,797	77,797	—%
Consumer	—	70	—	—	7,300	7,370	—%
Total Loans	$—	$14,634	$3,871	$—	$1,529,628	$1,548,133	0.25%

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At June 30, 2022 and December 31, 2021, we had $9.5 million and $10.3 million, respectively, of loans deemed impaired. Impaired loans at June 30, 2022 and December 31, 2021 included $5.6 million and $6.0 million, respectively, of TDR loans.
Troubled Debt Restructurings
We reported performing TDR loans (not reported as non-accrual loans) of $5.6 million and $6.0 million, respectively, at June 30, 2022 and December 31, 2021. We had nonperforming TDR loans of zero at June 30, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the six months ended June 30, 2022. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term periods through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at June 30, 2022 was zero, compared to $1.7 million at June 30, 2021.

An analysis of OREO activity is as follows:

	For the six months ended
	June 30,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$1,654	$139
Real estate acquired in settlement of loans	71	1,709
Sales of OREO, net	(1,606)	(194)
Valuation adjustment	(119)	—
Balance at end of period	$—	$1,654

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At June 30, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $140.2 million and $117.7 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the June 30, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2022, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

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

The majority of our assets recorded at fair value are our investment securities available for sale. The fair value of our available for sale securities are provided by independent third-party valuation services. We may also have a small amount of SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. OREO is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 7. Fair Value in the Notes to the unaudited consolidated financial statements for further information.
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

There were no repurchases of our common stock during the three months ended June 30, 2022.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	August 8, 2022	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2022	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)