Form 10-Q
period 2022-09-30
PARKE BANCORP, INC.
filed 2022-11-10
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022
or
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

Yes [☐ ]                No [☒]

As of November 10, 2022, there were 11,922,575 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$29,225	$25,321
Interest bearing deposits with banks	164,119	571,232
Cash and cash equivalents	193,344	596,553
Investment securities available for sale, at fair value	9,790	13,351
Investment securities held to maturity (fair value of $7,720 at September 30, 2022 and $10,025 at December 31, 2021)	9,575	9,918
Total investment securities	19,365	23,269
Loans, net of unearned income	1,679,357	1,484,847
Less: Allowance for loan losses	(30,989)	(29,845)
Net loans	1,648,368	1,455,002
Accrued interest receivable	8,028	7,681
Premises and equipment, net	6,008	6,265
Restricted stock	4,989	5,144
Bank owned life insurance (BOLI)	28,001	27,577
Deferred tax asset	7,891	7,608
Other	7,238	7,346
Total assets	$1,923,232	$2,136,445
Liabilities and Equity
Liabilities
Deposits
Noninterest-bearing deposits	$393,853	$553,810
Interest-bearing deposits	1,141,376	1,214,600
Total deposits	1,535,229	1,768,410
FHLBNY borrowings	73,150	78,150
Subordinated debentures	42,874	42,732
Accrued interest payable	1,082	1,603
Other	13,569	13,189
Total liabilities	1,665,904	1,904,084
Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares and 445 shares outstanding at September 30, 2022 and December 31, 2021, respectively	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,207,097 shares and 12,182,081 shares at September 30, 2022 and December 31, 2021, respectively	1,221	1,218
Additional paid-in capital	135,885	135,451
Retained earnings	123,409	98,017
Accumulated other comprehensive (loss) income	(617)	245
Treasury stock, 284,522 shares at Sept. 30, 2022 and Dec. 31, 2021, at cost	(3,015)	(3,015)
Total shareholders’ equity	257,328	232,361
Total liabilities and equity	$1,923,232	$2,136,445

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Interest income:
Interest and fees on loans	$20,854	$20,211	$59,511	$61,502
Interest and dividends on investments	194	170	565	552
Interest on deposits with banks	1,290	199	2,404	453
Total interest income	22,338	20,580	62,480	62,507
Interest expense:
Interest on deposits	2,284	2,356	5,893	7,654
Interest on borrowings	758	743	2,176	2,482
Total interest expense	3,042	3,099	8,069	10,136
Net interest income	19,296	17,481	54,411	52,371
Provision for loan losses	600	—	950	500
Net interest income after provision for loan losses	18,696	17,481	53,461	51,871
Non-interest income
Service fees on deposit accounts	1,133	1,350	3,762	4,173
Gain on sale of SBA loans	76	56	98	180
Other loan fees	422	403	1,138	998
Bank owned life insurance income	144	146	424	429
Net gain on sale and valuation adjustment of OREO	—	—	328	51
Other	253	240	827	693
Total non-interest income	2,028	2,195	6,577	6,524
Non-interest expense
Compensation and benefits	2,819	2,281	7,964	7,360
Professional services	578	998	1,670	2,740
Occupancy and equipment	621	623	1,891	1,773
Data processing	348	303	985	986
FDIC insurance and other assessments	265	261	811	833
OREO expense	314	72	404	199
Other operating expense	1,347	890	3,957	3,026
Total non-interest expense	6,292	5,428	17,682	16,917
Income before income tax expense	14,432	14,248	42,356	41,478
Income tax expense	3,892	3,705	10,987	10,584
Net income attributable to Company and noncontrolling interest	10,540	10,543	31,369	30,894
Less: Net income attributable to noncontrolling interest	—	(42)	—	(207)
Net income attributable to Company	10,540	10,501	31,369	30,687
Less: Preferred stock dividend	(7)	(7)	(20)	(21)
Net income available to common shareholders	$10,533	$10,494	$31,349	$30,666
Earnings per common share
Basic	$0.88	$0.88	$2.63	$2.58
Diluted	$0.87	$0.87	$2.58	$2.53
Weighted average common shares outstanding
Basic	11,919,472	11,893,323	11,913,085	11,885,709
Diluted	12,170,144	12,125,628	12,178,572	12,115,389

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$10,540	$10,543	$31,369	$30,894
Unrealized losses on investment securities, net of reclassification into income:
Unrealized losses on non-OTTI securities	(478)	(30)	(1,161)	(156)
Tax impact on unrealized loss	123	8	299	40
Total unrealized losses on investment securities	(355)	(22)	(862)	(116)
Comprehensive income	10,185	10,521	30,507	30,778
Less: Comprehensive income attributable to noncontrolling interests	—	(42)	—	(207)
Comprehensive income attributable to the Company	$10,185	$10,479	$30,507	$30,571

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
3 Months Ended
Balance, June 30, 2022	$445	12,199,483	$1,220	$135,709	$115,020	$(262)	$(3,015)	$249,117	$—	$249,117
Net income	—	—	—	—	10,540	—	—	10,540	—	10,540
Common stock options exercised	—	7,614	1	59	—	—	—	60	—	60
Other comprehensive loss	—	—	—	—	—	(355)	—	(355)	—	(355)
Stock compensation expense	—	—	—	117	—	—	—	117	—	117
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock (2)	—	—	—	—	(2,144)	—	—	(2,144)	—	(2,144)
Balance, September 30, 2022	$445	12,207,097	$1,221	$135,885	$123,409	$(617)	$(3,015)	$257,328	$—	$257,328
9 Months Ended
Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361	$—	$232,361
Net income	—	—	—	—	31,369	—	—	31,369	—	31,369
Common stock options exercised	—	25,016	3	182	—	—	—	185	—	185
Other comprehensive loss	—	—	—	—	—	(862)	—	(862)	—	(862)
Stock compensation expense	—	—	—	252	—	—	—	252	—	252
Dividend on preferred stock (1)	—	—	—	—	(20)	—	—	(20)	—	(20)
Dividend on common stock (2)	—	—	—	—	(5,957)	—	—	(5,957)	—	(5,957)
Balance, September 30, 2022	$445	12,207,097	$1,221	$135,885	$123,409	$(617)	$(3,015)	$257,328	$—	$257,328
(1) Dividends per share of $15.0 and $45.0, respectively, were declared on series B preferred stock for the three and nine months ended September 30, 2022.
(2) Dividends per share of $0.18 and $0.50, respectively, were declared on common stock outstanding for the three and nine months ended September 30, 2022.

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
3 Months Ended
Balance, June 30, 2021	$470	12,177,765	$1,218	$135,318	$81,262	$369	$(3,015)	$215,622	$1,389	$217,011
Net income	—	—	—	—	10,501	—	—	10,501	42	10,543
Common stock options exercised	—	732	—	6	—	—	—	6	—	6
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)	—	(22)
Stock compensation expense	—	—	—	59	—	—	—	59	—	59
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)	—	(7)
Dividend on common stock (2)	—	—	—	—	(1,903)	—	—	(1,903)	—	(1,903)
Balance, September 30, 2021	$470	12,178,497	$1,218	$135,383	$89,853	$347	$(3,015)	$224,256	$1,431	$225,687
9 Months Ended
Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Net income	—	—	—	—	30,687	—	—	30,687	207	30,894
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(448)	(448)
Common stock options exercised	—	40,555	4	216	—	—	—	220	—	220
Preferred stock shares conversion	(10)	1,375	—	10	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(116)	—	(116)	—	(116)
Stock compensation expense	—	—	—	168	—	—	—	168	—	168
Dividend on preferred stock (1)	—	—	—	—	(21)	—	—	(21)	—	(21)
Dividend on common stock (2)	—	—	—	—	(7,607)	—	—	(7,607)	—	(7,607)
Balance, September 30, 2021	$470	12,178,497	$1,218	$135,383	$89,853	$347	$(3,015)	$224,256	$1,431	$225,687
(1) Dividends per share of $15.0 and $45.0, respectively, were declared on series B preferred stock for the three and nine months ended September 30, 2021.
(2) Dividends per share of $0.16 and $0.48, respectively, were declared on common stock outstanding for the three and nine months ended September 30, 2021.

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$31,369	$30,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	517
Provision for loan losses	950	500
Increase in value of bank owned life insurance	(424)	(429)
Gain on sale of SBA loans	(98)	(177)
SBA loans originated for sale	(1,723)	(1,331)
Proceeds from sale of SBA loans originated for sale	1,821	1,508
Net gain on sale of OREO and valuation adjustments	(328)	(51)
Net accretion of purchase premiums and discounts on securities	(4)	36
Stock based compensation	252	168
Net changes in:
Decrease (increase) in accrued interest receivable and other assets	226	(960)
Increase (decrease) in accrued interest payable and other accrued liabilities	1,769	(1,177)
Net cash provided by operating activities	34,297	29,498
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	2,367	4,972
Repayments and maturities of investment securities held to maturity	380	—
Purchases of investment securities	—	(8,693)
Net (increase) decrease in loans	(196,324)	90,020
Purchases of bank premises and equipment	(88)	(47)
Proceeds from sale of OREO, net	1,887	245
Redemptions of restricted stock	155	1,813
Net cash (used in) provided by investing activities	(191,623)	88,310
Cash Flows from Financing Activities:
Cash dividends	(7,887)	(7,628)
Earnings distribution to non-controlling interest	—	(447)
Proceeds from exercise of stock options	185	220
Net decrease in FHLBNY and short-term borrowings	(5,000)	(43,500)
Net decrease in other borrowings	—	(90,026)
Net (decrease) increase in noninterest-bearing deposits	(159,957)	113,736
Net (decrease) increase in interest-bearing deposits	(73,224)	75,061
Net cash (used in) provided by financing activities	(245,883)	47,416
Net (decrease) increase in cash and cash equivalents	(403,209)	165,224
Cash and Cash Equivalents, January 1,	596,553	458,601
Cash and Cash Equivalents, June 30,	$193,344	$623,825

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,590	$11,226
Income taxes paid	$9,638	$13,683

Non-cash Investing and Financing Items
Loans transferred to OREO	$2,008	$1,811
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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying interim financial statements for the three and nine months ended September 30, 2022 and 2021 are unaudited. The balance sheet as of December 31, 2021, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year or any other period.

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

Recently Issued Accounting Pronouncements:

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of the existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-4 (Topic 848) provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company intends to adopt this guidance on its effective date and does not expect the adoption of this guidance to materially impact its financial condition, results of operations and consolidated financial statements.

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2022 and December 31, 2021:

As of September 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	10,120	1	832	9,289
Collateralized mortgage obligations	1	—	—	1
Total available for sale	$10,621	$1	$832	$9,790

Held to maturity:
Residential mortgage-backed securities	$5,768	$—	$1,156	$4,612
States and political subdivisions	3,807	18	717	3,108
Total held to maturity	$9,575	$18	$1,873	$7,720

As of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	12,513	372	42	12,843
Collateralized mortgage obligations	8	—	—	8
Total available for sale	$13,021	$372	$42	$13,351

Held to maturity:
Residential mortgage-backed securities	6,157	—	118	6,039
States and political subdivisions	$3,761	$241	$16	$3,986
Total held to maturity	$9,918	$241	$134	$10,025

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2022 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	724	708
Due after five years through ten years	5,552	5,157
Due after ten years	4,345	3,925
Total available for sale	$10,621	$9,790

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,330	1,348
Due after five years through ten years	—	—
Due after ten years	8,245	6,372
Total held to maturity	$9,575	$7,720

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2022. The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

As of September 30, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$7,985	$694	$1,128	$138	$9,113	$832
Total available for sale	$7,985	$694	$1,128	$138	$9,113	$832
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,612	$1,156	$4,612	$1,156
States and political subdivisions	—	—	1,760	717	1,760	717
Total held to maturity	$—	$—	$6,372	$1,873	$6,372	$1,873

As of December 31, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$168	$1	$1,418	$41	$1,586	$42
Total available for sale	$168	$1	$1,418	$41	$1,586	$42
Held to maturity:
Residential mortgage-backed securities	6,039	$118	$—	$—	$6,039	$118
States and political subdivisions	2,462	16	—	—	2,462	16
Total held to maturity	$8,501	$134	$—	$—	$8,501	$134

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

The Company’s unrealized loss for the debt securities is comprised of 20 securities in the less than 12 months loss position and 7 securities in the 12 months or greater loss position at September 30, 2022. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at September 30, 2022.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2022 and December 31, 2021, the Company had $1.68 billion and $1.48 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net increase of $1.8 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively, for net deferred loan costs, and unamortized discounts. We had no loans held for sale at September 30, 2022 and December 31, 2021, respectively. Also, at September 30, 2022 and December 31, 2021, our commercial and industrial loan portfolio includes $2.9 million and $27.8 million, respectively, of loans to small businesses through the Paycheck Protection Program ("SBA PPP" loans), which is a loan designed by the Federal government to provide a direct incentive for small businesses to keep their workers on the payroll. The portfolio segments of loans receivable at September 30, 2022 and December 31, 2021, consist of the following:

	September 30, 2022	December 31, 2021
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$29,407	$57,151
Construction	194,111	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	130,106	123,672
Commercial – Non-owner Occupied	347,543	306,486
Residential – 1 to 4 Family	892,988	750,525
Residential – Multifamily	78,162	84,964
Consumer	7,040	7,972
Total Loans	$1,679,357	$1,484,847

An age analysis of past due loans by class at September 30, 2022 and December 31, 2021 is as follows:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$—	$—	$29,407	$29,407	$—
Construction	—	—	1,139	1,139	192,972	194,111	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	988	988	129,118	130,106	—
Commercial – Non-owner Occupied	—	—	14,553	14,553	332,990	347,543	—
Residential – 1 to 4 Family	85	—	163	248	892,740	892,988	—
Residential – Multifamily	—	—	—	—	78,162	78,162	—
Consumer	—	—	70	70	6,970	7,040	—
Total Loans	$85	$—	$16,913	$16,998	$1,662,359	$1,679,357	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$349	$224	$573	$56,578	$57,151	$—
Construction	—	—	1,139	1,139	152,938	154,077	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	2,170	121,502	123,672	—
Commercial – Non-owner Occupied	—	—	242	242	306,244	306,486	—
Residential – 1 to 4 Family	81	—	533	614	749,911	750,525	—
Residential – Multifamily	—	—	—	—	84,964	84,964	—
Consumer	—	—	—	—	7,972	7,972	—
Total Loans	$81	$349	$4,308	$4,738	$1,480,109	$1,484,847	$—

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

The following tables present the information regarding the allowance for loan and lease losses and associated loan data by portfolio segment:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2022
June 30, 2022	$551	$2,202	$2,742	$7,549	$16,211	$1,098	$95	$30,448
Charge-offs	—	—	—	—	(66)	—	—	(66)
Recoveries	3	—	4	—	—	—	—	7
Provisions (benefits)	(137)	653	(140)	368	(221)	92	(15)	600
Ending Balance at September 30, 2022	$417	$2,855	$2,606	$7,917	$15,924	$1,190	$80	$30,989

Allowance for loan losses
Nine months ended September 30, 2022
December 31, 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845
Charge-offs	—	—	—	—	(66)	—	—	(66)
Recoveries	12	100	15	—	133	—	—	260
Provisions (benefits)	(12)	93	(406)	441	887	(25)	(28)	950
Ending Balance at September 30, 2022	$417	$2,855	$2,606	$7,917	$15,924	$1,190	$80	$30,989

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$4	$125	$20	$—	$—	$149
Collectively evaluated for impairment	417	2,855	2,602	7,792	15,904	1,190	80	30,840
Ending Balance at September 30, 2022	$417	$2,855	$2,606	$7,917	$15,924	$1,190	$80	$30,989

Loans
Individually evaluated for impairment	$—	$1,139	$1,177	$19,655	$420	$—	$70	$22,461
Collectively evaluated for impairment	29,407	192,972	128,929	327,888	892,568	78,162	6,970	1,656,896
Ending Balance at September 30, 2022	$29,407	$194,111	$130,106	$347,543	$892,988	$78,162	$7,040	$1,679,357

The increase in the allowance for loan loss balance for the nine months ended September 30, 2022 in the residential 1 to 4 family and commercial non-owner occupied portfolio segments was primarily attributable to loan growth. The decrease in the allowance for loan loss balance in the commercial owner occupied portfolio segment for the nine months ended September 30, 2022 was due to decreases in non-performing balances.

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2021
June 30, 2021	$312	$3,483	$3,502	$8,514	$12,883	$1,250	$125	$30,069
Charge-offs	—	(226)	—	—	(49)	—	—	(275)
Recoveries	2	—	38	4	—	—	—	44
Provisions (benefits)	95	(350)	(105)	(350)	878	(166)	(2)	—
Ending Balance at September 30, 2021	$409	$2,907	$3,435	$8,168	$13,712	$1,084	$123	$29,838

Allowance for loan losses
Nine months ended September 30, 2021
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	(226)	(153)	—	(49)	—	—	(428)
Recoveries	15	—	49	4	—	—	—	68
Provisions (benefits)	(98)	(226)	461	(234)	1,166	(555)	(14)	500
Ending Balance at September 30, 2021	$409	$2,907	$3,435	$8,168	$13,712	$1,084	$123	$29,838

Allowance for loan losses
Individually evaluated for impairment	$9	$300	$6	$235	$63	$—	$—	$613
Collectively evaluated for impairment	400	2,607	3,429	7,933	13,649	1,084	123	29,225
Ending Balance at September 30, 2021	$409	$2,907	$3,435	$8,168	$13,712	$1,084	$123	$29,838

Loans
Individually evaluated for impairment	$47	$1,139	$2,443	$5,625	$1,022	$—	$178	$10,454
Collectively evaluated for impairment	66,230	170,012	124,909	306,272	710,886	76,522	8,531	1,463,362
Ending Balance at September 30, 2021	$66,277	$171,151	$127,352	$311,897	$711,908	$76,522	$8,709	$1,473,816

The increase in the allowance for loan loss balance for the residential 1 to 4 family portfolio segment for the nine months ended September 30, 2021 is mainly due to loan growth. The increase in the allowance for loan loss balance for the commercial owner occupied portfolio segment is mainly due to increase in the non-performing loan balance. The decrease in the allowance for loan loss balance for the residential multifamily portfolio segment for the nine months ended September 30, 2021 is due to the decrease in loan balance.

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

The following tables provide further detail on impaired loans and the associated ALLL at September 30, 2022 and December 31, 2021:

September 30, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	1,139	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	988	988	—
Commercial – Non-owner Occupied	14,553	14,553	—
Residential – 1 to 4 Family	163	163	—
Residential – Multifamily	—	—	—
Consumer	70	70	—
	16,913	21,630	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	189	189	4
Commercial – Non-owner Occupied	5,102	5,102	125
Residential – 1 to 4 Family	257	257	20
Residential – Multifamily	—	—	—
Consumer	—	—	—
	5,548	5,548	149
Total:
Commercial and Industrial	—	—	—
Construction	1,139	5,856	—
Real Estate Mortgage:
Commercial – Owner Occupied	1,177	1,177	4
Commercial – Non-owner Occupied	19,655	19,655	125
Residential – 1 to 4 Family	420	420	20
Residential – Multifamily	—	—	—
Consumer	70	70	—
	$22,461	$27,178	$149

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$216	$216	$—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,170	2,170	—
Commercial – Non-owner Occupied	242	242	—
Residential – 1 to 4 Family	465	599	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,093	3,227	—
With an allowance recorded:
Commercial and Industrial	8	16	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	199	199	5
Commercial – Non-owner Occupied	5,335	5,335	218
Residential – 1 to 4 Family	528	528	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,209	11,934	591
Total:
Commercial and Industrial	224	232	8
Construction	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	2,369	2,369	5
Commercial – Non-owner Occupied	5,577	5,577	218
Residential – 1 to 4 Family	993	1,127	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$10,302	$15,161	$591

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$79	$—	$48	$—
Construction	1,139	—	1,290	—
Real Estate Mortgage:
Commercial – Owner Occupied	1,770	4	2,446	3
Commercial – Non-owner Occupied	12,510	67	5,651	123
Residential – 1 to 4 Family	455	6	1,332	8
Residential – Multifamily	—	—	—	—
Consumer	70	—	178	2
Total	$16,023	$77	$10,945	$136

	Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$143	$—	$51	$—
Construction	1,139	—	1,365	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,069	29	2,449	6
Commercial – Non-owner Occupied	8,991	580	5,673	135
Residential – 1 to 4 Family	573	14	1,496	26
Residential – Multifamily	—	—	—	—
Consumer	35	1	178	4
Total	$12,950	$624	$11,212	$171

Troubled debt restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $5.5 million and $6.0 million, respectively, at September 30, 2022 and December 31, 2021. Nonperforming TDR loans were zero at September 30, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the three and nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For TDR loans, we had specific reserves of $149,000 and $254,000 in the allowance at September 30, 2022 and December 31, 2021, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of September 30, 2022 and December 31, 2021 is as follows:

At September 30, 2022	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$29,407	$—	$—	$—	$29,407
Construction	192,972	—	1,139	—	194,111
Real Estate Mortgage:
Commercial – Owner Occupied	126,089	3,029	988	—	130,106
Commercial – Non-owner Occupied	332,990	—	14,553	—	347,543
Residential – 1 to 4 Family	892,825	—	163	—	892,988
Residential – Multifamily	78,162	—	—	—	78,162
Consumer	6,970	—	70	—	7,040
Total	$1,659,415	$3,029	$16,913	$—	$1,679,357

At December 31, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$56,927	$—	$224	$—	$57,151
Construction	152,938	—	1,139	—	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	118,473	3,029	2,170	—	123,672
Commercial – Non-owner Occupied	291,864	14,380	242	—	306,486
Residential – 1 to 4 Family	749,904	—	621	—	750,525
Residential – Multifamily	84,964	—	—	—	84,964
Consumer	7,972	—	—	—	7,972
Total	$1,463,042	$17,409	$4,396	$—	$1,484,847

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$10,540	$10,501	$31,369	$30,687
Less: Dividend on series B preferred stock	(7)	(7)	(20)	(21)
Net income available to common shareholders	10,533	10,494	31,349	30,666
Basic weighted-average common shares outstanding	11,919,472	11,893,323	11,913,085	11,885,709
Basic earnings per common share	$0.88	$0.88	$2.63	$2.58
Diluted earnings per common share
Net income available to common shares	$10,533	$10,494	$31,349	$30,666
Add: Dividend on series B preferred stock	7	7	20	21
Net income available to diluted common shares	10,540	10,501	31,369	30,687
Basic weighted-average common shares outstanding	11,919,472	11,893,323	11,913,085	11,885,709
Dilutive potential common shares	250,672	232,305	265,487	229,680
Diluted weighted-average common shares outstanding	12,170,144	12,125,628	12,178,572	12,115,389
Diluted earnings per common share	$0.87	$0.87	$2.58	$2.53

NOTE 6. FAIR VALUE

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

Investments in Available for Sale Securities:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. For loans held for sale, the fair value represents the value of the guaranteed portion of the SBA loans pending settlement. There were no loans held for sale at September 30, 2022 and December 31, 2021. Securities in Level 2 include mortgage-backed securities, corporate debt obligations, and collateralized mortgage-backed securities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of September 30, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	9,289	—	9,289
Collateralized mortgage-backed securities	—	1	—	1
Total	$—	$9,790	$—	$9,790
As of December 31, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	12,843	—	12,843
Collateralized mortgage-backed securities	—	8	—	8
Total	$—	$13,351	$—	$13,351

For the nine months ended September 30, 2022, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2022 and 2021.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2022
Collateral-dependent impaired loans	$—	$—	$1,139	$1,139
OREO	—	—	1,922	1,922
As of December 31, 2021
Collateral-dependent impaired loans	$—	$—	$1,139	$1,139
OREO	—	—	1,654	1,654

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

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These instruments include cash and cash equivalents, accrued interest receivable, bank owned life insurance, restricted stock, demand and other non-maturity deposits and accrued interest payable, and they are considered to be level 1 measurements.

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at September 30, 2022 and December 31, 2021:

September 30, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,575	$7,720	$—	$7,720	$—
Loans, net	1,648,368	1,583,190	—	1,558,076	25,114

Financial Liabilities:
Time deposits	$516,695	$520,306	$—	$520,306	$—
Borrowings	$116,024	$115,222	$—	$115,222	$—

December 31, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	9,918	10,025	—	10,025	—
Loans, net	1,455,002	1,440,398	—	1,430,686	9,712

Financial Liabilities:
Time deposits	$593,746	$597,791	$—	$597,791	$—
Borrowings	$120,882	$117,636	$—	$117,636	$—

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2022. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of September 30, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $176.5 million and $117.7 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On September 30, 2022, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $50.0 million. The MLOC is used to pledge against public deposits and expires on December 30, 2022. There were no outstanding borrowings on the letter of credit as of September 30, 2022.

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
At September 30, 2022 and December 31, 2021, deposit balances from cannabis customers were approximately $208.1 million and $375.2 million, or 13.6% and 21.2% of total deposits, respectively, with two customers accounting for 42.7% and 19.3% of the total at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, there were cannabis-related loans in the amounts of $3.9 million and $5.4 million, respectively. We recorded approximately $108 thousand and $336 thousand of interest income in the nine months ended September 30, 2022 and year ended December 31, 2021, respectively, related to these loans.
Management identified information during the quarter, which indicated that a loss contingency event may be reasonably possible, however, an analysis of the situation through the subsequent events date of these financial statements indicated that the loss is neither probable or reasonably estimable. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we did not believe an accrual was appropriate at this time.
We accrue loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.

NOTE 8. REGULATORY MATTERS

The leverage ratios of the Company and the Bank at September 30, 2022 are as follows:

Regulatory Capital Compliance
As of September 30, 2022	Actual		For Capital Adequacy Purposes
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Tier 1 leverage	$271,347	14.03%	$174,108	9.00%
Parke Bank:
Community Bank Leverage Ratio	$300,171	15.52%	$174,072	9.00%

The Company and Bank's regulatory capital as of December 31, 2021, is presented in the following table.

As of December 31, 2021	Actual		For Capital Adequacy Purposes*
(Dollars in thousands except ratios)	Amount	Ratio	Amount	Ratio
Company:
Total risk-based capital	$290,965	22.57%	$103,151	8.00%
Tier 1 risk-based capital	245,519	19.04%	77,363	6.00%
Tier 1 leverage	245,519	11.49%	85,494	4.00%
Tier 1 common equity	231,671	17.97%	58,023	4.50%
Parke Bank:
Tier 1 leverage	273,884	12.82%	181,640	8.50%

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

At September 30, 2022, we had total assets of $1.92 billion, and total equity of $257.3 million. Net income available to common shareholders for the three and nine months ended September 30, 2022 was $10.5 million and $31.3 million, respectively.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Income: Our net income available to common shareholders for the third quarter of 2022 increased $39.0 thousand, or 0.4%, to $10.53 million, compared to $10.49 million for the same period last year. Earnings per share were $0.88 per basic common share and $0.87 per diluted common share for the third quarter of 2022 compared to $0.88 per basic common share and $0.87 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $1.8 million increase in net interest income, partially offset by a $600.0 thousand increase in provision for loan loss, a $167.0 thousand decrease in non-interest income, and a $864.0 thousand increase in non-interest expense.

Net Interest Income: Our net interest income increased $1.8 million, or 10.4%, to $19.3 million for the third quarter of 2022 compared to $17.5 million for the third quarter of 2021. The increase in net interest income was primarily due to an increase of $1.8 million in interest income, driven by an increase of $643.0 thousand on interest and fees on loans, and a $1.1 million increase on interest on deposits with banks. The increase in interest and fees on loans was driven by the increase in outstanding loan balance during the quarter ended September 30, 2022. The increase in interest on deposits with banks is due to an increase on interest earned on cash held at the Federal Reserve Bank ("FRB") due to an increase in market interest rates. For the three months ended September 30, 2022, total interest expense decreased $57.0 thousand as compared to the second quarter of 2021, primarily due to a reduction in outstanding deposit balances, which reduced interest expense by $71.0 thousand.

Provision for loan losses: For the three months ended September 30, 2022, the provision for loan losses increased $600.0 thousand, compared to zero for the three months ended September 30, 2021. The increase in the provision was primarily due to an increase in loan balances. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $2.0 million for the three months ended September 30, 2022, a decrease of $167.0 thousand, compared to $2.2 million for the three months ended September 30, 2021. The decrease is primarily attributable to a decrease in service fees on deposit account of $217.0 thousand, primarily attributed to our cannabis banking deposit accounts.

Non-interest Expense: Our non-interest expense increased $864.0 thousand to $6.3 million for the three months ended September 30, 2022, from $5.4 million for the three months ended September 30, 2021. The increase is primarily driven by a $538.0 thousand increase in compensation and benefits, a $456.0 thousand increase in other operating expense, and a $242.0 thousand increase in OREO expense, partially offset by a $419.0 thousand decrease in professional services. The increase in compensation and benefits was mainly driven by an increase in pension costs as well as an increase in salaries. The increase in other operating expense was primarily driven by an increase in the Pennsylvania shares tax, other loan expenses, and director fees. The decrease in professional services was attributed to the prior year remediation efforts related to our Bank Secrecy Act (BSA) compliance.

Income Tax: Income tax expense was $3.9 million on income before taxes of $14.4 million for the three months ended September 30, 2022, resulting in an effective tax rate of 27.0%, compared to income tax expense of $3.7 million on income before taxes of $14.2 million for the same period of 2021, resulting in an effective tax rate of 26.0%.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net income: Our net income available to common shareholders for the nine months ended September 30, 2022 increased $683.0 thousand, or 2.2%, to $31.3 million compared to $30.7 million for the nine months ended September 30, 2021. Earnings per share were $2.63 per basic common share and $2.58 per diluted common share for the nine months ended September 30, 2022 compared to $2.58 per basic common share and $2.53 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a decrease in total interest expense of $2.1 million, partially offset by an increase in the provision for loan losses of $450.0 thousand, and an increase in non-interest expense of $765.0 thousand.

Net interest income: Our net interest income increased $2.0 million, or 3.9%, to $54.4 million for the nine months ended September 30, 2022, compared to $52.4 million for the same period last year. Interest income for the nine months ended September 30, 2022, decreased $27.0 thousand to $62.48 million, or 0.04%, from $62.51 million for the same period of 2021. The decrease in interest income was primarily due to a decrease in interest and fees on loans of $2.0 million, partially offset by an increase in interest earned on FRB deposits of $1.9 million, attributed to an increase in market interest rates. Interest expense decreased $2.1 million for the year to date September 30, 2022, compared to the same period in 2021, primarily due to the decrease in outstanding deposit balances, resulting from a decrease in time deposits of $150.9 million, which resulted in a decrease of $2.1 million, as well as a decrease of $307.0 thousand on interest on borrowings, due primarily to a decrease in the amount of borrowings outstanding.

Provision for loan losses: The provision for loan losses was $950.0 thousand for the nine months ended September 30, 2022 compared to the provision for loan losses of $500.0 thousand for the nine months ended September 30, 2021. The $450.0 thousand increase in the provision was primarily due to an increase in outstanding loan balances. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Loan Losses to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $6.6 million for the nine months ended September 30, 2022, an increase of $53.0 thousand, or 0.8%, compared to $6.5 million for the same period last year. The increase is primarily attributable to an increase in gain on the sale of OREO assets of $277.0 thousand, an increase in other loan fees of $140.0 thousand, and an increase in other income of $134.0 thousand, partially offset by a decrease in service fees on deposit accounts of $411.0 thousand. Fee income for the nine months ended September 30, 2022 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $3.4 million, compared to $3.8 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying consolidated statements of income.

Non-interest expense: Our non-interest expense increased $765.0 thousand to $17.7 million for the nine months ended September 30, 2022, from $16.9 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in other operating expense of $931.0 thousand, an increase in compensation and benefits of $604.0 thousand, and an increase in OREO expense of $205.0 thousand, partially offset by a decrease in professional services of $1.1 million. The increase in other operating expense was primarily driven by a $573.0 thousand increase in Pennsylvania shares tax, and a $233.0 thousand increase in other loan expense. The increase in compensation and benefits was primarily due to a $573.0 thousand increase in salaries, and a $309.0 thousand increase in pension cost, partially offset by a $374.0 thousand increase in deferred loan origination expenses. The decrease in professional services was mainly due to the prior year remediation efforts related to our Bank Secrecy Act (BSA) compliance.

Income Tax: Income tax expense was $11.0 million on income before taxes of $42.4 million for the nine months ended September 30, 2022, resulting in an effective tax rate of 25.9%, compared to income tax expense of $10.6 million on income before taxes of $41.5 million for the same period of 2021, resulting in an effective tax rate of 25.5%.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,619,133	$20,854	5.11%	$1,489,565	$20,211	5.38%
Investment securities**	25,887	194	2.97%	24,080	170	2.80%
Interest bearing deposits	241,134	1,290	2.12%	522,586	199	0.15%
Total interest-earning assets	1,886,154	22,338	4.70%	2,036,231	20,580	4.01%
Other assets	79,037			79,180
Allowance for loan losses	(30,658)			(30,077)
Total assets	$1,934,533			$2,085,334
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$88,875	$102	0.46%	$71,193	$78	0.43%
Money markets	349,594	990	1.12%	321,708	537	0.66%
Savings	196,528	187	0.38%	153,999	175	0.45%
Time deposits	486,702	945	0.77%	649,657	1,525	0.93%
Brokered certificates of deposit	12,614	60	1.89%	30,453	41	0.53%
Total interest-bearing deposits	1,134,313	2,284	0.80%	1,227,010	2,356	0.76%
Borrowings	120,450	758	2.50%	136,771	743	2.16%
Total interest-bearing liabilities	1,254,763	3,042	0.96%	1,363,781	3,099	0.90%
Non-interest bearing deposits	410,604			484,919
Other liabilities	14,493			13,892
Total non-interest bearing liabilities	425,097			498,811
Equity	254,673			222,742
Total liabilities and shareholders’ equity	$1,934,533			$2,085,334
Net interest income		$19,296			$17,481
Interest rate spread			3.74%			3.11%
Net interest margin			4.06%			3.41%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLB and ACBB stock.

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,535,264	$59,511	5.18%	$1,528,020	$61,502	5.38%
Investment securities**	26,758	565	2.82%	24,917	552	2.96%
Interest bearing deposits	400,085	2,404	0.80%	502,218	453	0.12%
Total interest-earning assets	1,962,107	62,480	4.26%	2,055,155	62,507	4.07%
Other assets	78,769			76,767
Allowance for loan losses	(30,232)			(30,067)
Total assets	$2,010,644			$2,101,855
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$94,904	$296	0.42%	$71,055	$238	0.45%
Money markets	354,522	1,962	0.74%	315,762	1,630	0.69%
Savings	195,494	527	0.36%	138,853	511	0.49%
Time deposits	520,103	2,994	0.77%	641,191	5,078	1.06%
Brokered certificates of deposit	10,230	114	1.49%	40,484	197	0.65%
Total interest-bearing deposits	1,175,253	5,893	0.67%	1,207,345	7,654	0.85%
Borrowings	120,763	2,176	2.41%	168,114	2,482	1.97%
Total interest-bearing liabilities	1,296,016	8,069	0.83%	1,375,459	10,136	0.99%
Non-interest bearing deposits	454,749			496,367
Other liabilities	13,706			15,223
Total non-interest bearing liabilities	468,455			511,590
Equity	246,173			214,806
Total liabilities and shareholders’ equity	$2,010,644			$2,101,855
Net interest income		$54,411			$52,371
Interest rate spread			3.43%			3.08%
Net interest margin			3.71%			3.41%
*    The average balance of loans inlcudes loans on nonaccrual..
**    Includes balances of FHLB and ACBB stock.

Financial Condition
General
At September 30, 2022, the Company’s total assets were $1.92 billion, a decrease of $213.2 million, or 10.0%, from December 31, 2021. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $403.2 million, partially offset by an increase in loans receivable. The decrease in cash and cash equivalents was primarily due to cash withdrawn from deposits, as well as an increase in loans receivable. Loans increased $194.5 million at September 30, 2022, primarily due to increases in loan balances classified as residential 1-4 family, commercial non-owner occupied real estate mortgage loans, and 1-4 family construction, compared to the balances at December 31, 2021.

Total liabilities were $1.67 billion at September 30, 2022. This represented a $238.2 million, or 12.5%, decrease, from $1.90 billion at December 31, 2021. The decrease in total liabilities was primarily due to a decrease in total deposits, which decreased $233.2 million, or 13.2%, to $1.54 billion at September 30, 2022, from $1.77 billion at December 31, 2021. The decrease in deposits was attributed to a decrease in non-interest demand deposits of $160.0 million, and time deposits of $77.0 million, partially offset by an increase in savings deposits of $9.8 million.

Total equity was $257.3 million and $232.4 million at September 30, 2022 and December 31, 2021, respectively, an increase of $25.0 million from December 31, 2021. The increase was primarily due to the retention of earnings, partially offset by the payment of $6.0 million of cash dividends.

The following table presents certain key condensed balance sheet data as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$193,344	$596,553	$(403,209)	(67.6)%
Investment securities	19,365	23,269	(3,904)	(16.8)%
Loans, net of unearned income	1,679,357	1,484,847	194,510	13.1%
Allowance for loan losses	(30,989)	(29,845)	(1,144)	3.8%
Total assets	1,923,232	2,136,445	(213,213)	(10.0)%
Total deposits	1,535,229	1,768,410	(233,181)	(13.2)%
FHLBNY borrowings	73,150	78,150	(5,000)	(6.4)%
Subordinated debt	42,874	42,732	142	0.3%
Total liabilities	1,665,904	1,904,084	(238,180)	(12.5)%
Total equity	257,328	232,361	24,967	10.7%
Total liabilities and equity	1,923,232	2,136,445	(213,213)	(10.0)%

Cash and cash equivalents

Cash and cash equivalents decreased $403.2 million to $193.3 million at September 30, 2022 from $596.6 million at December 31, 2021, a decrease of 67.6%. The decrease was primarily due to cash withdrawn from deposits and the funding of loans.
`
Investment securities

Total investment securities decreased to $19.4 million at September 30, 2022, from $23.3 million at December 31, 2021, a decrease of $3.9 million or 16.8%. The decrease was attributed to normal pay downs of $2.7 million and a decrease in the fair market valuation of $1.2 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans held for sale ("HFS"): Loans held for sale are comprised of SBA loans originated for sale. We had no loans held for sale at September 30, 2022 or at December 31, 2021.

Loans receivable: Loans receivable increased to $1.68 billion at September 30, 2022 from $1.48 billion at December 31, 2021. The increase was primarily due to increases in the residential - 1 to 4 family, commercial - non-owner occupied, and construction portfolio's, partially offset by a decrease in commercial and industrial due to the payoff of SBA PPP loans of $24.9 million. Loans receivable, excluding loans held for sale, as of September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022		December 31, 2021
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$29,407	1.8%	$57,151	3.8%
Construction	194,111	11.6%	154,077	10.4%
Real Estate Mortgage:
Commercial – Owner Occupied	130,106	7.7%	123,672	8.3%
Commercial – Non-owner Occupied	347,543	20.7%	306,486	20.6%
Residential – 1 to 4 Family	892,988	53.1%	750,525	50.7%
Residential – Multifamily	78,162	4.7%	84,964	5.7%
Consumer	7,040	0.4%	7,972	0.5%
Total Loans	$1,679,357	100.0%	$1,484,847	100.0%

Deposits

At September 30, 2022, total deposits decreased to $1.54 billion from $1.77 billion at December 31, 2021, a decrease of $233.2 million, or 13.2%. The decrease in deposits was primarily due to a decrease in non-interest bearing demand deposits and a decrease in time deposit accounts. The decrease in non-interest bearing demand deposits was mainly driven by withdrawals from our cannabis related deposits. The decrease in time deposits was mainly driven by maturities of certificates of deposit.

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Noninterest-bearing	$393,853	$553,810
Interest-bearing
Checking	90,545	93,189
Savings	189,023	179,238
Money market	345,114	348,427
Time deposits	516,694	593,746
Total deposits	$1,535,229	$1,768,410

Borrowings
Total borrowings were $116.0 million at September 30, 2022 and $120.9 million at December 31, 2021. The decrease in borrowings is due to the paydown of a $5.0 million Federal Home Loan Bank ("FHLB") advance.

Equity

Total equity increased to $257.3 million at September 30, 2022 from $232.4 million at December 31, 2021, an increase of $25.0 million, or 10.7%, primarily due to the retention of earnings from the period, partially offset by the payment of $6.0 million of cash dividends.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2022, our cash position was $193.3 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined Promontory Inter Financial Network to secure an additional alternative funding source. Promontory provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of September 30, 2022, the Company had lines of credit with the FHLBNY of $641.7 million, of which $73.2 million was outstanding, and an additional $50.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $518.6 million at September 30, 2022.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agencies and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At September 30, 2022, the Company's investment securities portfolio classified as available for sale was $9.8 million.

We had outstanding loan commitments of $176.5 million at September 30, 2022. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2022 and 2021.

Cash provided by operating activities was $34.3 million in the nine months ended September 30, 2022, compared to $29.5 million for the same period in the prior year. The increase in operating cash flow was primarily due to the decrease in accrued interest receivable and other assets, and increase in net income.
Cash used in investing activities was $191.6 million in the nine months ended September 30, 2022, compared to cash provided by investing activities of $88.3 million in the same period last year. The decrease in cash provided in the investing activities was primarily due to the cash outflow from the increase in loans during the period.
Cash used in financing activities was $245.9 million in the nine months ended September 30, 2022, compared to cash provided by financing activities of $47.4 million in the same period of last year. The current year included $233.2 million of cash outflows from the decrease in deposits.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $25.0 million at September 30, 2022, from December 31, 2021, primarily from the Company’s net income of $31.4 million for the period, net of common and preferred stock dividends of $6.0 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2022, the Bank and the Company were both considered “well capitalized”.
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

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at September 30, 2022:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$271,347	14.03%	$300,171	15.52%
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
At September 30, 2022, the allowance for loan losses was $31.0 million, as compared to $29.8 million at December 31, 2021. The ratio of the allowance for loan losses to total loans was 1.85% and 2.01% at September 30, 2022 and December 31, 2021, respectively. The ratio of the allowance for loan losses to non-performing assets decreased to 164.5% at September 30, 2022, compared to 500.6% at December 31, 2021. During the nine month periods ended September 30, 2022 and 2021, the Company charged off $66,150 and $427,400, respectively, and recovered $260,000 and $68,000, respectively. Specific allowances for loan losses have been established in the amount of $149.0 thousand at September 30, 2022, as compared to $591.0 thousand on impaired loans at December 31, 2021. We have established reserves for all losses that we believe are both probable and reasonably estimable at September 30, 2022 and December 31, 2021. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

The Company estimates the loan credit allowance based on a GAAP incurred loss model. Accordingly, the Company did not estimate its loan allowance according to the expected credit loss methodology. We recorded a loan loss provision of $600.0 thousand during the three months ended September 30, 2022, compared to zero during the three months ended September 30, 2021. The increase was primarily due to the increase in outstanding loan balances at September 30, 2022.

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
Delinquent loans totaled $17.0 million, or 1.0% of total loans at September 30, 2022, an increase of $12.3 million from December 31, 2021. At September 30, 2022, loans 30 to 89 days delinquent totaled $85.0 thousand, a decrease of $345.0 thousand from December 31, 2021. The decrease in loans 30 to 89 days delinquent is driven by two, commercial real estate non-occupied loans that migrated to non-accrual during the quarter ended September 30, 2022. Loans delinquent 90 days or more and not accruing interest totaled $16.9 million or 1.0% of total loans at September 30, 2022, an increase of $12.6 million from $4.3 million, or 0.3% of total loans, at December 31, 2021. The two largest nonperforming loan relationships as of September 30, 2022 were a $10.9 million and a $3.4 million owner occupied commercial real estate loan.

Impaired Loans
Impaired loans include nonperforming loans and TDRs, regardless of nonperforming status. At September 30, 2022 and December 31, 2021, we had $22.5 million and $10.3 million, respectively, of loans deemed impaired. Impaired loans at September 30, 2022 and December 31, 2021 included $5.5 million and $6.0 million, respectively, of TDR loans.
Troubled Debt Restructurings
We reported performing TDR loans (not reported as non-accrual loans) of $5.5 million and $6.0 million, respectively, at September 30, 2022 and December 31, 2021. We had nonperforming TDR loans of zero at September 30, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified as a TDR for the nine months ended September 30, 2022. Under the Interagency Statement issued by Federal banking agencies, financial institutions generally do not need to categorize COVID-19-related modifications as TDRs. As a result, loans that have been restructured for short term periods through our loan deferral program for COVID-19 related hardships and meet certain other criteria specified in the Interagency Statement are not categorized as TDRs.

Other Real Estate Owned (OREO)

OREO at September 30, 2022 was $1.9 million, compared to $1.8 million at September 30, 2021.

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At September 30, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $176.5 million and $117.7 million, respectively. Management believes that off-balance sheet risk is not material to the results of operations or financial condition.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At the September 30, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.
We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2022, such contractual obligations were primarily comprised of deposits, secured and unsecured borrowings, interest payments, operating leases and commitments to originating loans.

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

There were no repurchases of our common stock during the three months ended September 30, 2022.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	November 10, 2022	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2022	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)