Form 10-K
period 2022-12-31
PARKE BANCORP, INC.
filed 2023-03-15
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022 or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for compliance with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2022 was approximately $209.4 million.

As of March 14, 2023 there were 11,946,671 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the continued adverse impact of the COVID-19 pandemic on the local and national economy and our business and results of operations;
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
•economic factors in the U.S. and globally due to COVID-19 or otherwise, including business disruptions, reductions in employment, supply chain interruptions, inflation, Federal Reserve actions impacting the level of market interest rates and an increase in business failures;
•the continued impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases and new variants of COVID-19 may arise in our primary markets;
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
•changes in laws or government regulations or policies affecting financial institutions engaged in the cannabis related business;
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

At December 31, 2022, we had total assets of $1.98 billion, including loans of $1.75 billion, total deposits of $1.58 billion and total equity of $266.0 million.

Market Area

Substantially all of the Bank’s business is with customers in its market areas of Southern New Jersey, the Philadelphia area of Pennsylvania, and New York, New York. We have carefully expanded our lending footprint in other areas also. Most of the Bank’s customers are individuals and small to medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance.

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

Cannabis Related Business

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
    At December 31, 2022 and 2021, deposit balances from cannabis customers were approximately $177.3 million and $375.2 million, or 11.3% and 21.2% of total deposits, respectively, with two customers accounting for 36.9% and 19.3% of the total at December 31, 2022 and 2021. At December 31, 2022 and 2021, there were cannabis-related loans in the amounts of $3.8 million and $5.4 million, respectively.
Lending Activities
Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing primarily in and around southern New Jersey, southeastern Pennsylvania, and the Brooklyn and Bronx sections of New York, New York. We focus our lending efforts primarily in four lending areas: residential mortgage loans, commercial mortgage loans, commercial and industrial loans, and construction loans.
Loan Maturity. The following table sets forth the contractual maturity of certain loan categories and the dollar amount of loans in certain loan categories due after December 31, 2022, which have predetermined interest rates and which have floating or adjustable interest rates at December 31, 2022.

	Due within one year or less	Due after one through five years	Due after five through fifteen years	Due after fifteen years	Total
	(Dollars in thousands)
Commercial and Industrial	$19,222	$3,468	$9,693	$—	$32,383
Construction	139,856	52,501	—	—	192,357
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	13,583	24,164	86,413	1,790	125,950
Commercial - Non-Owner Occupied	33,838	96,063	247,551	—	377,452
Residential - 1 to 4 family	4,531	29,107	126,625	760,767	921,030
Residential - multifamily	5,230	12,131	78,195	—	95,556
Consumer	5	242	2,616	3,868	6,731
Total	$216,265	$217,676	$551,093	$766,425	$1,751,459

Loans at fixed interest rates	$27,530	$35,404	$241,701	$32,319	$336,954
Loans at floating/variable interest rates	188,735	182,272	309,392	734,106	1,414,505
Total	$216,265	$217,676	$551,093	$766,425	$1,751,459

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2022, the Bank’s loan to one borrower limit was approximately $51.0 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2022, the Bank’s largest loan to one borrower was a commercial owner occupied real estate loan with a balance of $22.1 million that was secured by the property.  At December 31, 2022, this loan was current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods to determine concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification. The Bank limits on loans to one borrower, one industry as well as product concentrations. At December 31, 2022, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered impaired when it has been modified in a troubled debt restructuring or when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Total impaired loans, which include non-accrual loans and performing troubled debt restructurings (“TDRs”), were $21.7 million and $10.3 million at December 31, 2022 and 2021, respectively. Included in impaired loans at December 31, 2022 and 2021 were $5.5 million and $6.0 million, respectively, of loans classified as TDRs as defined within accounting guidance and regulatory literature.

As of December 31, 2022, there was $3.0 million in loans which were not then on non-accrual status or a TDR but where there is a potential weakness or pose unwarranted financial risk to the Bank, even though the asset value is not currently impaired. These loans require an increased degree of monitoring and servicing by Management as a result of internal or external conditions.

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

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2022 was $1.6 million. Real estate owned consisted of two commercial owner occupied properties as of December 31, 2022.

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

	December 31, 2022				December 31, 2021
	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding
	(Dollars in thousands)
Commercial and Industrial	$390	1.8%	$(14)	—%	$417	3.8%	$(18)	—%
Construction	2,581	11.0	(100)	(0.01)%	2,662	10.4	226	0.01%
Real Estate Mortgage:
Commercial – Owner Occupied	2,298	7.2	(18)	—%	2,997	8.3	100	0.01%
Commercial – Non-owner Occupied	9,709	21.6	—	—%	7,476	20.6	(4)	—%
Residential – 1 to 4 Family	15,457	52.6	(68)	—%	14,970	50.7	49	—%
Residential – Multifamily	1,347	5.5	—	—%	1,215	5.7	—	—%
Consumer	63	0.4	—	—%	108	0.5	—	—%
Total allowance for loan losses	$31,845	100.0%	$(200)	(0.01)%	$29,845	100.0%	$353	0.02%
Period-end loans outstanding (net of deferred costs/fees)	$1,751,459				$1,484,847
Average loans outstanding	$1,580,318				$1,513,959
Total non-accrual loans	$16,276				$4,308
Allowance as a percentage of period end loans	1.82%				2.01%
Non-accrual loans as a percentage of period end loans	0.93%				0.29%
Allowance as a percentage of non-performing loans	195.66%				692.78%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are a mix of municipal bonds and mortgage-backed-securities held for Community Reinvestment Act purposes, as “held to maturity.” At December 31, 2022, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2022, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2022, by contractual maturity.

	At December 31, 2022
	One Year or Less	After One Through Five Years	After Five Years Through Ten Years	After Ten Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities Held to Maturity:
State and political subdivisions	$—	$1,346	$—	$2,476	$3,822	$3,345
Yield	—%	4.76%	—%	1.91%	2.90%
Residential mortgage-backed securities	—	—	—	5,556	5,556	4,460
Yield	—%	—%	—%	1.79%	1.79%
Total securities held to maturity	—	1,346	—	8,032	9,378	7,805
Weighted Average Yield	—%	4.76%	—%	1.83%	2.23%

Securities Available for Sale:
Corporate debt obligations	$—	$500	$—	$—	$500	$500
Yield	—%	4.38%	—%	—%	4.38%
Residential mortgage-backed securities	—	1,756	3,641	4,178	9,575	8,866
Yield	—%	1.83%	2.33%	2.47%	2.29%
Total securities available for sale	—	2,256	3,641	4,178	10,075	9,366
Weighted Average Yield	—%	2.32%	2.33%	2.47%	2.38%
Total Investment Securities	$—	$3,602	$3,641	$12,210	$19,453	$17,171
Total Weighted Average Yield	—%	3.14%	2.33%	2.06%	2.31%

As of December 31, 2022, Parke does not have any tax-exempt securities within the investment portfolio. Yields are calculated on a weighted average basis using the investments amortized cost and respective average yields for each investment category. Expected maturities of mortgage-backed securities may differ from contractual maturities due to calls or prepay obligations.

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.58 billion at December 31, 2022. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $140.8 million and $9.1 million at December 31, 2022, and 2021, respectively. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined the IntraFi network ("IntraFi") to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS™ settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. The Bank’s CDARS™ deposits included within the brokered deposit total amounted to $106.6 million and $4.5 million at December 31, 2022 and 2021, respectively.

	2022
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands)
NOWs	$92,535	0.44%	5.75%
Money markets	352,339	1.01%	21.89%
Savings	195,029	0.44%	12.12%
Time deposits	514,421	0.96%	31.96%
Brokered CDs	26,785	1.88%	1.66%
Total interest-bearing deposits	1,181,109	0.89%
Non-interest bearing demand deposits	428,549		26.62%
Total deposits	$1,609,658		100.00%
Uninsured deposits at the end of the period	$622,966

	2021
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands)
NOWs	$75,502	0.43%	4.39%
Money markets	322,201	0.66%	18.75%
Savings	146,584	0.45%	8.53%
Time deposits	632,874	1.01%	36.84%
Brokered CDs	34,292	0.67%	2.00%
Total interest-bearing deposits	1,211,453	0.81%
Non-interest bearing demand deposits	506,644		29.49%
Total deposits	$1,718,097		100.00%
Uninsured deposits at the end of the period	$802,665

The following table indicates the amount of the Company’s certificates of deposit of $250,000 or more, and the portion that are in excess of the Federal Deposit Insurance ("FDIC") limit, by time remaining until maturity as of December 31, 2022.

Maturity Period	Certificates of Deposit	Portion in Excess of FDIC Insurance Limit
	(Dollars in thousands)
Within three months	$15,118	$4,118
Over three through six months	6,279	3,029
Over six through twelve months	41,243	26,493
Over twelve months	56,369	26,119
Total	$119,009	$59,759

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

Personnel

At December 31, 2022, the Bank had 104 full-time and 7 part-time employees.

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

The Bank is subject to deposit insurance assessments established by the FDIC to maintain the Deposit Insurance Fund (the “DIF”). Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution’s weighted average CAMELS component ratings and certain financial ratios and are applied to the institution’s assessment base, which equals its average total assets minus its average tangible equity.

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028, consistent with the FDIC’s amended restoration plan. The FDIC assessment rates effective January 1, 2023 (which are subject to certain adjustments) range from 5 to 18 basis points for institutions with CAMELS composite ratings of 1 or 2, 8 to 32 basis points for those with a CAMELS composite score of 3, and 18 to 32 basis points for those with CAMELS composite scores of 4 or 5. Significant increases in assessments may have an adverse effect on the operating expenses and results of operations of the Bank.

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

Regulatory Capital Requirements. The Bank is required to comply with applicable capital adequacy rules adopted by the FDIC and other federal bank regulatory agencies (the “Basel III Capital Rules”). The Basel III Capital Rules apply to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Small Bank Holding Company Policy Statement.

Under the Basel III Capital Rules, banks are required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets; (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets; (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets; and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.

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
An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any state non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

As of December 31, 2022, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 13 of Notes to Consolidated Financial Statements.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of New York (“FHLBNY”) in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2022, the Bank was in compliance with this requirement.

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

In May 2022, the FDIC and the other federal bank regulatory agencies issued a joint proposal to modernize the regulations implementing the CRA, which would change both the process and substantive tests that the regulators use to assess the record of each bank in fulfilling its obligation to the community. The regulatory agencies stated that the proposal is intended to achieve the following objectives: (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The Company will evaluate the impact of the proposal’s potential changes to the regulations implementing the CRA and their impact to our financial condition and/or results of operations, which cannot be predicted at this time.

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

Incentive Compensation. The FDIC and the Federal Reserve review, as part of their regular, risk-focused examinations, the incentive compensation arrangements of banking organizations. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2010, the FDIC and the other federal bank regulatory agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In 2016, the U.S. financial regulators, including the FDIC, the Federal Reserve and the SEC, proposed revised rules on incentive-based payment arrangements at financial institutions having at least $1 billion in total assets. These proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges, including Nasdaq, to establish listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. The SEC final rule will require us to adopt a clawback policy within 60 days after the Nasdaq listing standard becomes effective.

Item 1A.    Risk Factors.

Not applicable

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

(a)Properties.

Office Location	Year Facility Opened	Lease or Owned

Parke Main Office	1999	Owned
601 Delsea Drive
Sewell, NJ 08080

Northfield Branch	2002	Leased
501 Tilton Road
Northfield, NJ 08225

Kennedy Branch	2003	Owned
567 Egg Harbor Road
Sewell, NJ 08080

Spruce Street Branch	2006	Leased
1610 Spruce Street
Philadelphia, PA 19103

Galloway Township Branch	2010	Owned
67 E. Jimmy Leeds Road
Galloway Township, NJ 08205

Collingswood Branch	2016	Leased
1150 Haddon Avenue
Collingswood, NJ 08108

Arch Street Branch	2016	Leased
1032 Arch Street
Philadelphia, PA 19108

Item 3.    Legal Proceedings.

    Absecon Gardens Condominium Association v. Parke Bank, One Mechanic Street, et al, Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2321-21. The Company is the successor to the interests of the developer of the Absecon Gardens Condominium project in Absecon NJ. Some of the unit owners have suggested that the Company is responsible for contributions and/or repair for alleged damages purportedly relating to construction. The owners filed a Complaint, alleging that the damages total approximately $1.7 million. The matter is in the early stages of discovery so it is difficult to determine whether that amount accurately reflects the claimed damages, or whether the Company is in any way culpable for the damages. At this time it is too early to predict whether an unfavorable outcome will result. The Company is vigorously defending this matter. See "Note 15. Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.
Other than the foregoing, neither the Company nor the Bank are involved in any other pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the Nasdaq Capital Market under the trading symbol of "PKBK". The number of shareholders of record of common stock as of December 31, 2022, was approximately 246. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. As of March 14, 2023, there were 11,946,671 shares of our common stock issued and outstanding.

The Company paid a $0.16 per share quarterly common stock cash dividend in the 1st and 2nd quarters of 2022, and $0.18 per share quarterly common stock cash dividend in the 3rd and 4th quarters of 2022. During 2022, the Company paid a total of $7.9 million in common stock cash dividends.

The Company also has 445 shares of 6% non-Cumulative Series B Preferred Stock outstanding at December 31, 2022. The preferred stock has a liquidation preference of $1,000 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2022. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 61,232 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions.

The Company has recorded dividends on preferred stock in the approximate amount of $26,700 and $28,200 for the years ended December 31, 2022 and 2021, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for the years 2022 and 2021. The preferred stock qualifies, and is accounted, as equity securities and is included in the Company’s Tier I capital since issued.

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

There were no repurchases of the Company’s Common Stock during the twelve months ended December 31, 2022.

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

Item 6.    [Reserved]

Not applicable

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a bank holding company and are headquartered in Washington Township, New Jersey. Through the Bank, we provide personal and business financial services to individuals and small to mid-sized businesses primarily in New Jersey, Pennsylvania, and New York. The Bank has branches in Galloway Township, Northfield, Washington Township, and Collingswood, New Jersey and Philadelphia, Pennsylvania. The vast majority of our revenue and income is currently generated through the Bank.

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

As of December 31, 2022, we had total assets of $1.98 billion, total liabilities of $1.72 billion, and total shareholders' equity of $266.0 million. Net income available to common shareholders for 2022 was $41.8 million. In 2022, net income available to common shareholders increased 2.6% over the previous year primarily due to higher net interest income, partially offset by an increase in the provision for loan losses and higher non-interest expense. At December 31, 2022, total assets decreased 7.1% and total equity increased 14.5%, compared to December 31, 2021. Our risk based tier 1 capital ratio remained strong during the year and was 19.3% at December 31, 2022. In addition, during 2022 we returned $7.9 million of capital to our common shareholders through common stock dividends.

Our business operations are subject to risks and uncertainties that could materially affect our operating results, including the continued adverse impact of the COVID-19 pandemic on the local and national economy and our business and results of operations. The extent of such impact will depend on future developments, which are highly uncertain. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results, such as changes to the U.S. economic condition, market interest rates, the Federal Reserve Board's monetary policy, other government policies, and actions of regulatory agencies.

Results of Operations

Net Income

We recorded net income available to common shareholders of $41.8 million or $3.51 per basic common share and $3.44 per diluted common share, for the year ended December 31, 2022, compared to $40.7 million, or $3.43 per basic common share and $3.36 per diluted common share, for the year ended December 31, 2021, an increase of $1.1 million or 2.6%.

Net Interest Income

Net interest income increased $4.2 million, or 6.1%, to $73.3 million for the year ended 2022 compared to $69.1 million for the year ended 2021. The increase in net interest income was primarily due to an increase in interest income of $5.4 million, partially offset by an increase in interest expense of $1.2 million. Interest income for 2022 increased to $87.5 million, an increase of $5.4 million, or 6.6%, from $82.1 million for 2021, primarily due to an increase in interest earned on average deposits held at the Federal Reserve Bank ("FRB") of $3.1 million and an increase in interest and fees on loans of $2.3 million due to higher average outstanding loan balances and higher interest rates. Interest expense increased to $14.2 million for 2022, from $13.0 million for 2021, an increase of $1.2 million, or 9.3%. The increase in interest expense was primarily due to an increase in market interest rates on our deposit accounts.

Comparative Average Balances, Yields and Rates

The following table presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the years ended December 31, 2022 and 2021. Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans (1) (2)	$1,580,318	$82,900	5.25%	$1,513,959	$80,643	5.33%
Investment securities	25,922	772	2.98%	26,000	753	2.90%
Deposits with banks	338,277	3,811	1.13%	523,491	676	0.13%
Total interest-earning assets	1,944,517	$87,483	4.50%	2,063,450	$82,072	3.98%
Non-interest earning assets	79,869			77,370
Allowance for loan losses	(30,449)			(30,019)
Total assets	$1,993,937			$2,110,801
Liabilities and Equity
Interest bearing deposits
NOWs	$92,535	$417	0.45%	$75,502	$323	0.43%
Money markets	352,339	3,927	1.11%	322,201	2,140	0.66%
Savings	195,029	905	0.46%	146,585	664	0.45%
Time deposits	514,421	4,890	0.95%	632,874	6,399	1.01%
Brokered certificates of deposit	26,785	932	3.48%	34,292	228	0.66%
Total interest-bearing deposits	1,181,109	11,071	0.94%	1,211,454	9,754	0.81%
Borrowings	119,422	3,085	2.58%	158,943	3,202	2.01%
Total interest-bearing liabilities	1,300,531	$14,156	1.09%	1,370,397	$12,956	0.95%
Non-interest bearing deposits	428,549			506,645
Other liabilities	14,389			15,030
Total liabilities	1,743,469			1,892,072
Equity	250,468			218,729
Total liabilities and equity	$1,993,937			$2,110,801
Net interest income		$73,327			$69,116
Interest rate spread			3.41%			3.03%
Net interest margin			3.77%			3.35%

(1) Interest income includes $5.0 million and $7.5 million of net fee income for the years ended 2022 and 2021, respectively.
(2) Average balances are net of unearned income and include nonperforming loans.

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

	Years ended December 31,
	2022 vs 2021
	Variance due to change in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(Dollars in thousands)
Interest Income:
Loans (net of deferred costs/fees)	$3,535	$(1,278)	$2,257
Investment securities	(2)	21	19
Deposits with banks	(239)	3,374	3,135
Total interest income	3,294	2,117	5,411
Interest Expense:
Deposits	(244)	1,561	1,317
Borrowed funds	(796)	679	(117)
Total interest expense	(1,040)	2,240	1,200
Net interest income	$4,334	$(123)	$4,211

Provision for loan losses

Our provision for loan losses in each period is driven by net charge-offs and changes to the allowance for loan losses. We recorded a provision for loan losses of $1.8 million and $0.5 million in 2022 and 2021, respectively. The provision for loan losses as a percentage of interest income was 2.06% and 0.61% in 2022 and 2021, respectively.
Our provision for loan losses increased by $1.3 million in 2022 compared to 2021 primarily as a result of the growth of the loan portfolio. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Risk Management and Asset Quality-Allowance for Loan and Lease Losses” and NOTE 4. Loans and Allowance for Loan and Lease Losses in the Notes to the Consolidated Financial Statements.

Non-interest Income

The table below displays the components of non-interest income for 2022 and 2021.

	2022	2021	$ Change	% Change
	(Dollars in thousands)
Service fees on deposit accounts	$4,927	$5,662	$(735)	(13.0)%
Other Loan fees	1,379	1,346	33	2.5%
Bank owned life insurance income	568	575	(7)	(1.2)%
Gain on sale of SBA loans	98	214	(116)	(54.2)%
Gain on sale and valuation adjustments of OREO	328	60	268	446.7%
Other	1,082	942	140	14.9%
Total non-interest income	$8,382	$8,799	$(417)	(4.7)%

Non-interest income decreased by $0.4 million to $8.4 million in 2022 compared to 2021 primarily due to a decrease in fee income related to commercial deposit accounts, partially offset by an increase in the gain on sale of OREO.
The fee income for the year ended December 31, 2022 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $4.4 million and is included in service fees on deposit accounts in the accompanying consolidated statements of income. Such deposit fee income totaled $5.1 million during the year ended December 31, 2021. Please refer to Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for our banking services to customers who do business in the cannabis industry.

Non-Interest Expense

The following table displays the components of non-interest expense for 2022 and 2021.

	2022	2021	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$10,835	$9,731	$1,104	11.3%
Professional services	2,249	3,724	(1,475)	(39.6)%
Occupancy and equipment	2,522	2,381	141	5.9%
Data processing	1,293	1,306	(13)	(1.0)%
FDIC insurance and other assessments	1,050	1,104	(54)	(4.9)%
OREO expense	493	287	206	71.8%
Other operating expense	5,391	3,970	1,421	35.8%
Total non-interest expense	$23,833	$22,503	$1,330	5.9%

Non-interest expense increased $1.3 million to $23.8 million for 2022, from $22.5 million for 2021 primarily due to an increase in other operating expense of $1.4 million, an increase in compensation and benefits of $1.1 million, and an increase in OREO expense of $206 thousand, partially offset by a decrease in professional services expense of $1.5 million. The increase in other operating expense was primarily driven by a $793 thousand increase in Pennsylvania shares tax, a $172 thousand increase in director fees, and a $321 thousand increase in other loan expense. The increase in compensation and benefits was primarily due to a $425 thousand increase in salaries, and a $597 thousand increase in pension cost. The decrease in professional services expense was mainly due to the prior year remediation efforts related to our BSA Secrecy Act ("BSA") compliance.

Income Tax

Income tax expense increased $0.3 million to $14.3 million on income before taxes of $56.1 million for 2022, compared to income tax expense of $13.9 million on income before taxes of $54.9 million for 2021. The effective income tax rates for 2022 and 2021 were 25.4% and 25.4%, respectively.

Financial Condition
General
At December 31, 2022, the Company’s total assets were $1.98 billion, a decrease of $151.5 million or 7.1%, from December 31, 2021. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents, partially offset by an increase in loans. Cash and cash equivalents decreased $414.4 million, to $182.2 million at December 31, 2022, primarily due to a decrease in deposits, as well as in increase in loans receivable. Total loans outstanding increased $266.6 million at December 31, 2022, primarily due to an increase in residential 1 to 4 family loans of $165.1 million; commercial non-owner occupied loans of $72.3 million; and construction loans of $39.7 million; net of a decrease of $24.7 million in commercial and industrial loans. The decrease in the commercial and industrial loan portfolio is primarily due to the Paycheck Protection Program loans, which decreased $25.1 million to $2.8 million at December 31, 2022, from $27.8 million at December 31, 2021.

Total liabilities were $1.72 billion at December 31, 2022. This represented a $185.2 million, or 9.7%, decrease from $1.90 billion at December 31, 2021. The decrease in total liabilities was primarily due to a decrease in total deposits, partially offset by an increase in borrowings. Total deposits decreased $192.4 million, or 10.9%, to $1.6 billion at December 31, 2022, from $1.8 billion at December 31, 2021. Deposits from the cannabis industries decreased to $177.3 million at December 31, 2022, from $375.2 million at December 31, 2021. Total borrowings were $126.1 million at December 31, 2022, an increase of $5.2 million, compared to December 31, 2021, primarily due to an increase in FHLB advances of $5.0 million.
Total equity was $266.0 million and $232.4 million at December 31, 2022 and December 31, 2021, respectively, an increase of $33.7 million from December 31, 2021.
The following table presents certain key condensed balance sheet data as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021	$ Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$182,150	$596,553	$(414,403)	(69.5)%
Investment securities	18,744	23,269	(4,525)	(19.4)%
Loans, net of unearned income	1,751,459	1,484,847	266,612	18.0%
Allowance for loan losses	(31,845)	(29,845)	(2,000)	6.7%
Total assets	1,984,915	2,136,445	(151,530)	(7.1)%
Total deposits	1,575,981	1,768,410	(192,429)	(10.9)%
FHLBNY borrowings	83,150	78,150	5,000	6.4%
Subordinated debt	42,921	42,732	189	0.4%
Total liabilities	1,718,881	1,904,084	(185,203)	(9.7)%
Total equity	266,034	232,361	33,673	14.5%
Total liabilities and equity	1,984,915	2,136,445	(151,530)	(7.1)%
Cash and cash equivalents

Cash and cash equivalents decreased $414.4 million to $182.2 million at December 31, 2022, from $596.6 million at December 31, 2021, a decrease of 69.5%. The decrease was primarily due to a decrease in deposits mainly attributed to a decrease in deposits from the cannabis businesses, as well as in increase in loans receivable. The decrease in cannabis deposits is primarily due to increased competition for such deposits from other banks. See “Deposits” below.

During 2022, an armored car company used by the Bank to transport and store cash for the Bank’s cannabis-related customers, informed the Company that some of the cash stored for the Bank is missing from its vault and is presumed to have been stolen. Based on preliminary estimates, the Company believes that the amount missing that is attributable to the Bank is approximately $9.5 million. The exact amount of the potential loss, if any, is unknown at this time. Please see Note 15 Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Investment securities

Total investment securities decreased to $18.7 million at December 31, 2022, from $23.3 million at December 31, 2021, a decrease of $4.5 million or 19.4%. The decrease was primarily due to pay downs of $2.9 million and $1.0 million valuation decline.

Loans, net unearned income

Loans receivable increased to $1.75 billion at December 31, 2022, from $1.48 billion at December 31, 2021. The increase was primarily due to an increase in residential 1 - 4 family of $165.1 million; commercial non-owner occupied of $72.3 million; and construction loans of $39.7 million; partially offset by a decrease of $24.7 million in commercial and industrial loans.

Allowance for loan losses

Allowance for loan losses increased $2.0 million, to $31.8 million, or 6.70%, at December 31, 2022, from $29.8 million at December 31, 2021. The increase was primarily due to the provision of $1.8 million due to the increase in the loan portfolio.

Deposits

At December 31, 2022, the Bank’s total deposits decreased to $1.6 billion from $1.8 billion at December 31, 2021, a decrease of $192.4 million, or 10.9%. The decrease in deposits was primarily attributed to a decrease in non-interest bearing demand deposits of $201.3 million, and time deposits of $91.9 million, partially offset by an increase in brokered CD balances of $101.3 million. Deposits from the cannabis businesses decreased to $177.3 million at December 31, 2022, from $375.2 million at December 31, 2021, a decrease of $197.9 million. The decrease in such deposits is primarily attributable to increased competition from other banks, as more banks are soliciting deposits from these businesses and offering favorable terms and fees for such deposits. The Bank expects this trend to continue in the foreseeable future.

Borrowings

At December 31, 2022, total borrowings increased $5.2 million to $126.1 million at December 31, 2022, from $120.9 million at December 31, 2021. The increase in borrowings was primarily due to an increase in FHLBNY advances of $5.0 million.

Equity

Total shareholders’ equity increased to $266.0 million at December 31, 2022, from $232.4 million at December 31, 2021, an increase of $33.7 million or 14.5%. The increase in total shareholders' equity was primarily due to the retention of earnings from the period, partially offset by the recognition of $8.1 million of cash dividends.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At December 31, 2022, our cash position was $182.2 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined the IntraFi network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. At December 31, 2022, the Company had a $693.7 million line of credit from the FHLBNY, of which $83.2 million was outstanding, $50.0 million was a letter of credit to secure public deposits, and $560.5 million was unused.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At December 31, 2022, the Company's investment securities portfolio classified as available for sale was $9.4 million.

We had unused loan commitments of $159.0 million at December 31, 2022. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Capital Adequacy
Consistent with the goal to operate a sound and profitable financial organization, the Company and Bank actively seeks to maintain their status as well-capitalized in accordance with regulatory standards. As of December 31, 2022, the Company and the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our Consolidated Financial Statements for more information about the Company's and the Bank's regulatory capital compliance.

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

The interest rate sensitivity position as of December 31, 2022 is presented in the following table. Assets and liabilities are scheduled based on maturity or re-pricing data except for mortgage loans and mortgage-backed securities, which are based on prevailing prepayment assumptions and expected maturities and deposits which are based on recent retention experience of core deposits. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

	As of December 31, 2022
	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 3 Years	Over 3 Years Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$320,454	$314,500	$704,350	$238,135	$155,871	$1,733,310
Investment securities	6,019	1,791	4,769	4,960	1,205	18,744
Cash and cash equivalents	154,985	—	—	—	—	154,985
Total interest-earning assets	$481,458	$316,291	$709,119	$243,095	$157,076	$1,907,039
Interest-bearing liabilities:
NOW, Saving and Money market deposits	$32,216	$96,649	$257,730	$212,712	$20,993	$620,300
Retail time deposits	87,377	168,588	218,085	18,648	—	492,698
Brokered time deposits	11,667	97,537	1,233	—	—	110,437
Borrowed funds	23,403	73,150	—	—	30,000	126,553
Total interest-bearing liabilities	$154,663	$435,924	$477,048	$231,360	$50,993	$1,349,988
Interest rate sensitive gap	$326,795	$(119,633)	$232,071	$11,735	$106,083	$557,051
Cumulative interest rate gap	$326,795	$207,162	$439,233	$450,968	$557,051	$—
Ratio of rate-sensitive assets to rate-sensitive liabilities	311.3%	72.6%	148.6%	105.1%	308.0%	141.3%
Cumulative interest sensitivity gap to total assets	16.5%	10.4%	22.1%	22.7%	28.1%	—
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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At December 31, 2022 and December 31, 2021, unused commitments to extend credit amounted to approximately $159.0 million and $117.7 million, respectively. Commitments to fund fixed-rate loans were immaterial at December 31, 2022. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition of the Company.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2022 and December 31, 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.
At December 31, 2022, we had contractual obligations primarily relating to commitments to extent credits, deposits, secured and unsecured borrowings, and operating leases. We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Please refer to Notes 6, 7, 9, and 15 of the Notes to the Consolidated Financial Statements for detailed information regarding our contractual obligations.

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

The majority of our assets recorded at fair value are our investment securities available for sale. The fair value of our available for sale securities are provided by independent third-party valuation services. We also may have a small balance of SBA loans recorded at fair value, which represents the face value of the guaranteed portion of the SBA loans pending settlement. Other real estate owned (OREO) is recorded at fair value on a non-recurring basis and is based on the values of independent third-party full appraisals, less costs to sell (a range of 5% to 10%). Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value. Refer to Note 16 - Fair Value in the Notes to the Consolidated Financial Statements for further information.
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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

March 15, 2023

/s/ Vito S. Pantilione	/s/ John S. Kaufman
Vito S. Pantilione	John S. Kaufman
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Parke Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022; the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter
The Company’s loan portfolio totaled $1.8 billion as of December 31, 2022, and the associated ALL was $31.8 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the historical loss experience is measured by type of credit and internal risk grade, loss severity, and specific homogeneous risk pools. A historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events, which are then adjusted for other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability, and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures, and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate, or low degree of risk.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.
34

How We Addressed the Matter in Our Audit
We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL and the anchoring calculation completed to support the magnitude of the adjustments. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. We tested management’s anchoring calculations to ensure that the magnitude of the adjustments was supportable. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors and internal data points supporting management’s assessment of each factor to test the directional consistency and the overall magnitude of the qualitative factor adjustments.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2022.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 15, 2023

35

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Parke Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below are matter arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses—Qualitative Factors
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

The general component is based on historical losses, general economic conditions, and other qualitative risk factors both internal and external to the Company. The historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The qualitative risk factors are generally determined by evaluating, among other things: (i) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (ii) national and local economic trends and conditions; (iii) nature and volume of the portfolio and terms of loans; (iv) experience, ability, and depth of lending management and staff; (v) volume and severity of past due, classified and nonaccrual loans as well as other loan modifications; (vi) quality of the Company’s loan review system; and (vii) existence and effect of any concentrations of credit and changes in the level of such concentrations. The evaluation of the qualitative factor adjustments requires a significant amount of judgement by management and involves a high degree of subjectivity.

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

Our audit procedures related to the qualitative factors included the following, among others:

•We obtained an understanding of the relevant controls related to management’s establishment of the factor, assessment, and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
•We obtained an understanding of how management developed the estimates and related assumptions, including:
◦Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources as well as evaluating the estimated correlation to potential loss.
◦Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

/s/ RSM US LLP
We served as the Company's auditor from 2000 to May 2022.
Blue Bell, Pennsylvania
March 21, 2022

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021
(Dollars in thousands except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$27,165	$25,321
Interest earning deposits with banks	154,985	571,232
Cash and cash equivalents	182,150	596,553
Investment securities available for sale, at fair value	9,366	13,351
Investment securities held to maturity (fair value of $7,805 at December 31, 2022 and $10,025 at December 31, 2021)	9,378	9,918
Total investment securities	18,744	23,269
Loans, net of unearned income	1,751,459	1,484,847
Less: Allowance for loan losses	(31,845)	(29,845)
Net loans	1,719,614	1,455,002
Accrued interest receivable	8,768	7,681
Premises and equipment, net	5,958	6,265
Restricted stock	5,439	5,144
Bank owned life insurance (BOLI)	28,145	27,577
Deferred tax asset	9,184	7,608
Other	6,913	7,346
Total Assets	$1,984,915	$2,136,445
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$352,546	$553,810
Interest-bearing deposits	1,223,435	1,214,600
Total deposits	1,575,981	1,768,410
FHLBNY borrowings	83,150	78,150
Subordinated debentures	42,921	42,732
Accrued interest payable	2,664	1,603
Accrued expenses and other liabilities	14,165	13,189
Total liabilities	1,718,881	1,904,084
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares and 445 shares outstanding at December 31, 2022 and 2021, respectively	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,225,097 shares and 12,182,081 shares at December 31, 2022 and 2021, respectively	1,223	1,218
Additional paid-in capital	136,201	135,451
Retained earnings	131,706	98,017
Accumulated other comprehensive (loss) income	(526)	245
Treasury stock, 284,522 shares at December 31, 2022 and 2021, at cost	(3,015)	(3,015)
Total shareholders’ equity	266,034	232,361
Total liabilities and shareholders' equity	$1,984,915	$2,136,445

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2022 and 2021
(Dollars in thousands except per share data)

	2022	2021
Interest income:
Interest and fees on loans	$82,900	$80,643
Interest and dividends on investments	772	753
Interest on deposits with banks	3,811	676
Total interest income	87,483	82,072
Interest expense:
Interest on deposits	11,071	9,754
Interest on borrowings	3,085	3,202
Total interest expense	14,156	12,956
Net interest income	73,327	69,116
Provision for loan losses	1,800	500
Net interest income after provision for loan losses	71,527	68,616
Non-interest income
Service fees on deposit accounts	4,927	5,662
Other loan fees	1,379	1,346
Bank owned life insurance income	568	575
Gain on sale of SBA loans	98	214
Net gain on OREO	328	60
Other	1,082	942
Total non-interest income	8,382	8,799
Non-interest expense
Compensation and benefits	10,835	9,731
Professional services	2,249	3,724
Occupancy and equipment	2,522	2,381
Data processing	1,293	1,306
FDIC insurance and other assessments	1,050	1,104
OREO expense	493	287
Other operating expense	5,391	3,970
Total non-interest expense	23,833	22,503
Income before income tax expense	56,076	54,912
Income tax expense	14,253	13,937
Net income attributable to Company and noncontrolling interest	41,823	40,975
Less: Net income attributable to noncontrolling interest	—	(215)
Net income attributable to Company	41,823	40,760
Less: Preferred stock dividend	(27)	(28)
Net income available to common shareholders	$41,796	$40,732
Earnings per common share
Basic	$3.51	$3.43
Diluted	$3.44	$3.36
Weighted average common shares outstanding
Basic	11,918,319	11,888,429
Diluted	12,175,440	12,120,716

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022 and 2021

	For the Year ended December 31,
	2022	2021
	(Dollars in thousands)
Net income	$41,823	$40,975
Unrealized losses on investment securities, net of reclassification into income:
Unrealized losses on available for sale securities	(1,039)	(294)
Tax impact on unrealized loss	268	76
Total other comprehensive loss	(771)	(218)
Comprehensive income	41,052	40,757
Less: Comprehensive income attributable to noncontrolling interests	—	(215)
Comprehensive income attributable to the Company	$41,052	$40,542

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2022 and 2021
(Dollars in thousands except share data)
	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$480	12,136,567	$1,214	$134,989	$66,794	$463	$(3,015)	$200,925	$1,672	$202,597
Earnings distribution to non-controlling interest	—	—	—	—	—	—	—	—	(1,887)	(1,887)
Net income	—	—	—	—	40,760	—	—	40,760	215	40,975
Stock compensation issued/exercised	—	40,701	4	197	—	—	—	201	—	201
Preferred stock shares conversion	(35)	4,813	—	35	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(218)	—	(218)	—	(218)
Stock compensation expense	—	—	—	230	—	—	—	230	—	230
Dividend on preferred stock	—	—	—	—	(28)	—	—	(28)	—	(28)
Dividend on common stock	—	—	—	—	(9,509)	—	—	(9,509)	—	(9,509)
Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361	$—	$232,361
Net income	—	—	—	—	41,823	—	—	41,823	—	41,823
Stock compensation issued/exercised	—	43,016	5	401	—	—	—	406	—	406
Other comprehensive loss	—	—	—	—	—	(771)	—	(771)	—	(771)
Stock compensation expense	—	—	—	349	—	—	—	349	—	349
Dividend on preferred stock	—	—	—	—	(27)	—	—	(27)	—	(27)
Dividend on common stock	—	—	—	—	(8,107)	—	—	(8,107)	—	(8,107)
Balance, December 31, 2022	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034	$—	$266,034

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$41,823	$40,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	646	687
Provision for loan losses	1,800	500
Increase in value of bank-owned life insurance	(568)	(575)
Gain on sale of SBA loans	(98)	(214)
SBA loans originated for sale	(1,723)	(1,650)
Proceeds from sale of SBA loans originated for sale	1,821	1,864
Net gain on OREO	(328)	(60)
Net accretion of purchase premiums and discounts on securities	(9)	40
Stock based compensation	349	230
(Increase) decrease in deferred income tax	(1,325)	1,079
Net changes in:
Increase in accrued interest receivable and other assets	(727)	(1,059)
Increase (decrease) in accrued interest payable and other accrued liabilities	1,789	(3,176)
Net cash provided by operating activities	43,450	38,641
Cash Flows from Investing Activities
Repayments and maturities of investment securities available for sale	2,905	6,139
Repayments and maturities of investment securities held to maturity	590	57
Purchases of investment securities held to maturity	—	(8,693)
Net (increase) decrease in loans	(268,420)	78,996
Purchases of bank premises and equipment	(150)	(64)
Proceeds from sale of OREO, net	2,426	356
Redemptions of restricted stock	912	2,543
Purchases of restricted stock	(1,207)	(145)
Net cash (used in) provided by investing activities	(262,944)	79,189
Cash Flows from Financing Activities
Cash dividends	(7,886)	(7,633)
Proceeds from exercise of stock options	406	201
Earnings distribution from non-controlling interest	—	(1,887)
Decrease in FHLBNY and short-term borrowings	(20,000)	(56,500)
Increase in FHLBNY and short-term borrowings	25,000	—
Net decrease in other borrowed funds	—	(90,026)
Net (decrease) increase in noninterest-bearing deposits	(201,264)	124,950
Net increase in interest-bearing deposits	8,835	51,017
Net cash (used in) provided by financing activities	(194,909)	20,122
(Decrease) increase in cash and cash equivalents	(414,403)	137,952
Cash and Cash Equivalents, January 1,	596,553	458,601
Cash and Cash Equivalents, December 31,	$182,150	$596,553

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,095	$13,691
Income taxes paid	$13,923	$16,808

Non-cash Investing and Financing Items
Loans transferred to OREO	$1,994	$1,811

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. We have reclassified certain prior year amounts to conform to the 2022 presentation, which did not have a material impact on our consolidated financial condition or results of operations. The accounting policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

Investment Securities: Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity if we have the positive intent and ability to hold the securities to maturity. We report securities held to maturity on our consolidated balance sheets at carrying value, which generally equals amortized cost. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. Debt securities not classified as held to maturity or trading are designated as securities available for sale ("AFS") and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We did not have any securities classified as trading securities during 2022 or 2021.

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

Restricted Stock: Restricted stock includes investments in the common stock of the FHLBNY and the Atlantic Central Bankers Bank for which no readily available market exists and, accordingly, is carried at cost. The stocks have no quoted market value and are subject to redemption restrictions. Management reviews these stocks for impairment based on the ultimate recoverability of the cost basis in the stock. The stocks’ values are determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. Management considers such criteria as the significance of the decline in net assets, if any, the length of time this situation has persisted and the financial performance of the issuers. In addition, management considers any commitments by the FHLBNY to make payments required by law or regulation, the impact of legislative and regulatory changes on the customer base of the FHLBNY and the liquidity position of the FHLBNY.

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

Loan Fees: Loan fees and direct costs associated with loan originations are netted and deferred. The deferred amount is recognized as an adjustment to loan interest over the term of the related loan using the interest method. Prepayment penalties on loans are recognized in loan interest. Loan brokerage fees represent commissions earned for facilitating loans between borrowers and other companies and is recorded as other loan fee income.

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

Concentration of Credit Risk: The Company’s loans are generally to customers in Southern New Jersey, the Philadelphia area of Pennsylvania, and New York, New York. Loans to general building contractors, general merchandise stores, restaurants, motels, warehouse space, and real estate ventures (including construction loans) constitute a majority of commercial loans. The concentrations of credit by type of loan are set forth in Note 4. Generally, loans are collateralized by assets of the borrower and are expected to be repaid from the borrower’s cash flow or proceeds from the sale of selected assets of the borrower.

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

Stock-Based Compensation: Stock-based compensation expense is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation used in determining compensation expense generally equals the fair market value of our common stock on the date of grant. We generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at grant date. Stock-based compensation expense is included in compensation and benefits in the consolidated statements of income.

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

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2022 and 2021, respectively. The Company does not have an accrual for uncertain tax positions as of December 31, 2022 and 2021, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. All years after 2018 are open under the original federal statute of limitations. For state tax returns, the Company is subject to income tax examinations by local tax authorities for years 2019 and after, except for the State of New Jersey which is still subject to income tax examinations for years 2018 and after.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our most significant estimates pertain to our allowances for loan and lease losses, fair value measurements, impaired loans, the carrying value of OREO, and the valuation of deferred income taxes. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

For year 2022 and 2021, we did not reclassify any amounts from accumulated other comprehensive (loss) income to income. The following table provides the components of other comprehensive income, reclassifications to net income and the related tax effect for the year ended December 31, 2022 and 2021:

Year ended December 31,	2022	2021
	(Dollars in thousands)
Investment securities:
Net unrealized (loss) gain	$(1,039)	$(294)
Tax effect related to the unrealized loss (gain)	268	76
Accumulated other comprehensive income	$(771)	$(218)

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share considers common stock equivalents (when dilutive) outstanding during the period such as options outstanding and convertible preferred stock. To the extent that stock equivalents are anti-dilutive, they have been excluded from the earnings per share calculation. Earnings per common share have been computed based on the following for 2022 and 2021:

	2022	2021
	(Dollars in thousands, except per share data)
Basic earnings per common share
Net income available to common shareholders	$41,796	$40,732
Basic weighted-average common shares outstanding	11,918,319	11,888,429
Basic earnings per common share	$3.51	$3.43
Diluted earnings per common share
Net income available to common shareholders	$41,796	$40,732
Dividend on Preferred Series B	27	28
Net income attributable to diluted common shares	$41,823	$40,760
Basic weighted-average common shares outstanding	11,918,319	11,888,429
Dilutive potential common shares	257,121	232,287
Total diluted weighted-average common shares outstanding	12,175,440	12,120,716
Diluted earnings per common share	$3.44	$3.36

For 2022 and 2021, there were 125,938 and 67,994 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.
Statement of Cash Flows: Cash and cash equivalents include cash and due from financial institutions and federal funds sold. For the purposes of the statement of cash flows, changes in loans and deposits are shown on a net basis.

Recently Issued Accounting Pronouncements:

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): During June 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with an expected credit loss (CECL) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The ASU was amended in some aspects by subsequent Accounting Standards Updates. The guidance of the Financial Instruments-Credit Losses became effective for public entities except small reporting companies ("SRCs") for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all entities, early adoption will continue to be allowed. As a small reporting company, CECL is effective for fiscal years beginning after December 15, 2022 and interim periods within those years. The Company has selected a third-party software vendor for the CECL calculation and to assist in the implementation of the model. The Company will utilize a vintage loss rate calculation for all its loan portfolios, as well as supplement the loss estimate by including reasonable and supportable forecasts of macroeconomic conditions. The Company began to perform parallel runs of the new model to its current ALLL model during the first quarter of 2022, and results were consistent with management's expectations. Upon adoption, management anticipates an increase of between $0 and $3.0 million to the total balance of the allowance for credit losses and an increase of $0 and $1 million related to the allowance for credit losses on off-balance sheet commitments. All adjustments will be posted directly to retained earnings at adoption, net of tax.

ASU 2020-04, Reference Rate Reform (Topic 848): In March 2020, the FASB issued ASU No. 2020.-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance to entities for a limited period of time to ease the transition in accounting for and recognizing the effects of reference rate reform on financial reporting. Under the guidance, modifications of contracts due to reference rate reform will not require contract remeasurement or reassessment of a previous accounting determination. For hedge accounting, modification of critical terms of the hedge due to changes in reference rate reform will not affect hedge accounting or dedesignate the hedging relationship. The guidance also provides specific expedients for fair value hedges, cash flow hedges, and excluded components. Further, the guidance provides a none-time election to sell or transfer held to maturity debt securities that are affected by the reference rate change. The guidance is effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

Note 2.  Cash and Due from Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services. Management is responsible for assessing the credit risk of its correspondent banks. At December 31, 2022 and 2021, the vast majority of the Company's cash deposits with other banks were due from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of New York.

Note 3.  Investment Securities

The following is a summary of the Company's investments in available for sale and held to maturity securities as of December 31, 2022 and 2021:

As of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	9,575	3	712	8,866
Total available for sale	$10,075	$3	$712	$9,366

Held to maturity:
States and political subdivisions	$3,822	$56	$533	$3,345
Residential mortgage-backed securities	5,556	—	1,096	4,460
Total held to maturity	$9,378	$56	$1,629	$7,805

As of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	12,513	372	42	12,843
Collateralized mortgage obligations	8	—	—	8
Total available for sale	$13,021	$372	$42	$13,351

Held to maturity:
States and political subdivisions	$3,761	$241	$16	$3,986
Residential mortgage-backed securities	6,157	—	118	6,039
Total held to maturity	$9,918	$241	$134	$10,025

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of December 31, 2022, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,256	2,097
Due after five years through ten years	3,641	3,436
Due after ten years	4,178	3,833
Total available for sale	$10,075	$9,366

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,346	1,402
Due after five years through ten years	—	—
Due after ten years	8,032	6,403
Total held to maturity	$9,378	$7,805

Expected maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalty.

During the year ending December 31, 2022 and 2021, the Company did not sell any investment securities.

The following tables show the gross unrealized losses and fair value of the Company's investments which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021.

As of December 31, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,579	$576	$1,043	$136	$8,622	$712
Total available for sale	$7,579	$576	$1,043	$136	$8,622	$712

Held to maturity:
States and political subdivisions	$—	$—	$1,943	$533	$1,943	$533
Residential mortgage-backed securities	—	—	4,460	1,096	4,460	1,096
Total held to maturity	$—	$—	$6,403	$1,629	$6,403	$1,629

As of December 31, 2021	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$168	$1	$1,418	$41	$1,586	$42
Total available for sale	$168	$1	$1,418	$41	$1,586	$42

Held to maturity:
States and political subdivisions	$2,462	$16	$—	$—	$2,462	$16
Residential mortgage-backed securities	6,039	118	—	—	6,039	118
Total held to maturity	$8,501	$134	$—	$—	$8,501	$134

The Company’s unrealized loss for the debt securities is comprised of 17 securities in the less than 12 months loss position and 7 securities in the 12 months or greater loss position at December 31, 2022. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and therefore the loss is attributed to changes in interest rates and not due to credit losses. Additionally, these securities are classified as held to maturity. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be OTTI at December 31, 2022.

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

Note 4.  Loans Receivable and Allowance for Loan and Lease Losses

Loans Receivable

As of December 31, 2022, the Company had $1.75 billion in loans receivable outstanding. Outstanding balances include a total net increase of $1.9 million and $1.7 million at December 31, 2022 and 2021, respectively, for net deferred loan costs, and unamortized discounts. The portfolios of loans receivable at December 31, 2022, and December 31, 2021, consist of the following:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Commercial and Industrial	$32,383	$57,151
Construction	192,357	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	125,950	123,672
Commercial – Non-owner Occupied	377,452	306,486
Residential – 1 to 4 Family	921,030	750,525
Residential – Multifamily	95,556	84,964
Consumer	6,731	7,972
Total Loans	$1,751,459	$1,484,847

An age analysis of past due loans by class at December 31, 2022 and December 31, 2021 as follows:

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$89	$—	$89	$32,294	$32,383	$—
Construction	—	—	1,091	1,091	191,266	192,357	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	125,550	125,950	—
Commercial – Non-owner Occupied	—	—	14,553	14,553	362,899	377,452	—
Residential – 1 to 4 Family	58	—	162	220	920,810	921,030	—
Residential – Multifamily	—	—	—	—	95,556	95,556	—
Consumer	78	—	70	148	6,583	6,731	—
Total Loans	$136	$89	$16,276	$16,501	$1,734,958	$1,751,459	$—

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Not Accruing	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
	(Dollars in thousands)
Commercial and Industrial	$—	$349	$224	$573	$56,578	$57,151	$—
Construction	—	—	1,139	1,139	152,938	154,077	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	2,170	2,170	121,502	123,672	—
Commercial – Non-owner Occupied	—	—	242	242	306,244	306,486	—
Residential – 1 to 4 Family	81	—	533	614	749,911	750,525	—
Residential – Multifamily	—	—	—	—	84,964	84,964	—
Consumer	—	—	—	—	7,972	7,972	—
Total Loans	$81	$349	$4,308	$4,738	$1,480,109	$1,484,847	$—

Allowance For Loan and Lease Losses (ALLL)

We maintain the ALLL at a level that we believe to be appropriate to absorb estimated probable credit losses incurred in the loan portfolios as of the balance sheet date. The Company’s accounting policy for ALLL is more fully described in Note 1 - Description of Business and Summary of Significant Accounting Policies.

The following tables present the information regarding the allowance for loan and lease losses and associated loan data:

	Twelve Months Ended December 31, 2022
As of December 31, 2022			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
December 31, 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845
Charge-offs	—	—	—	—	(66)	—	—	(66)
Recoveries	14	100	18	—	134	—	—	266
Provisions (credit)	(41)	(181)	(717)	2,233	419	132	(45)	1,800
Ending Balance December 31 2022	$390	$2,581	$2,298	$9,709	$15,457	$1,347	$63	$31,845

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$31	$500	$18	$—	$—	$549
Collectively evaluated for impairment	390	2,581	2,267	9,209	15,439	1,347	63	31,296
Balance at December 31, 2022	$390	$2,581	$2,298	$9,709	$15,457	$1,347	$63	$31,845

Loans
Individually evaluated for impairment	$—	$1,091	$587	$19,568	$417	$—	$70	$21,733
Collectively evaluated for impairment	32,383	191,266	125,363	357,884	920,613	95,556	6,661	1,729,726
Balance at December 31, 2022	$32,383	$192,357	$125,950	$377,452	$921,030	$95,556	$6,731	$1,751,459

The decrease in allowance for loan losses for commercial owner occupied is due to improved delinquency metrics. The increase in commercial non-owner occupied, residential 1-4 family, and multifamily is attributed to higher loan balances.

	Twelve Months Ended December 31, 2021
As of December 31, 2021			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential Multifamily	Consumer	Total
December 31, 2020	$492	$3,359	$3,078	$8,398	$12,595	$1,639	$137	$29,698
Charge-offs	—	(226)	(152)	—	(49)	—	—	(427)
Recoveries	18	—	52	4	—	—	—	74
Provisions	(93)	(471)	19	(926)	2,424	(424)	(29)	500
Ending Balance December 31 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845

Allowance for loan losses
Individually evaluated for impairment	$8	$300	$5	$218	$60	$—	$—	$591
Collectively evaluated for impairment	409	2,362	2,992	7,258	14,910	1,215	108	29,254
Balance at December 31, 2021	$417	$2,662	$2,997	$7,476	$14,970	$1,215	$108	$29,845

Loans
Individually evaluated for impairment	$224	$1,139	$2,369	$5,577	$993	$—	$—	$10,302
Collectively evaluated for impairment	56,927	152,938	121,303	300,909	749,532	84,964	7,972	1,474,545
Balance at December 31, 2021	$57,151	$154,077	$123,672	$306,486	$750,525	$84,964	$7,972	$1,484,847

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
The following tables provide further detail on impaired loans and the associated ALLL at December 31, 2022 and December 31, 2021:

December 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	1,091	5,808	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	11,116	11,116	—
Residential – 1 to 4 Family	162	162	—
Residential – Multifamily	—	—	—
Consumer	70	70	—
	12,439	17,156	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	587	587	31
Commercial – Non-owner Occupied	8,452	8,452	500
Residential – 1 to 4 Family	255	255	18
Residential – Multifamily	—	—	—
Consumer	—	—	—
	9,294	9,294	549
Total:
Commercial and Industrial	—	—	—
Construction	1,091	5,808	—
Real Estate Mortgage:
Commercial – Owner Occupied	587	587	31
Commercial – Non-owner Occupied	19,568	19,568	500
Residential – 1 to 4 Family	417	417	18
Residential – Multifamily	—	—	—
Consumer	70	70	—
	$21,733	$26,450	$549

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$216	$216	$—
Construction:	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	2,170	2,170	—
Commercial – Non-owner Occupied	242	242	—
Residential – 1 to 4 Family	465	599	—
Residential – Multifamily	—	—	—
Consumer	—	—	—
	3,093	3,227	—
With an allowance recorded:
Commercial and Industrial	8	16	8
Construction:	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	199	199	5
Commercial – Non-owner Occupied	5,335	5,335	218
Residential – 1 to 4 Family	528	528	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	7,209	11,934	591
Total:
Commercial and Industrial	224	232	8
Construction:	1,139	5,856	300
Real Estate Mortgage:
Commercial – Owner Occupied	2,369	2,369	5
Commercial – Non-owner Occupied	5,577	5,577	218
Residential – 1 to 4 Family	993	1,127	60
Residential – Multifamily	—	—	—
Consumer	—	—	—
	$10,302	$15,161	$591

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$114	$—	$48	$1
Construction	1,129	—	1,275	—
Real Estate Mortgage:
Commercial – Owner Occupied	1,772	31	2,378	13
Commercial – Non-owner Occupied	11,108	645	5,644	365
Residential – 1 to 4 Family	541	20	937	28
Residential – Multifamily	—	—	—	—
Consumer	42	1	—	—
Total	$14,706	$697	$10,282	$407

Troubled Debt Restructuring (TDRs)

We reported performing TDR loans (not reported as non-accrual loans) of $5.5 million and $6.0 million, respectively, at December 31, 2022 and December 31, 2021. Non-performing TDRs were zero at December 31, 2022 and December 31, 2021, respectively. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the year ended December 31, 2022 and the year ended December 31, 2021, respectively.

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

All TDRs are also reviewed quarterly to determine the amount of any impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses. For the TDR loans, we had specific reserves of $151,000 and $254,000 in the allowance at December 31, 2022 and December 31, 2021, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

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

An analysis of the credit risk profile by internally assigned grades as of December 31, 2022 and 2021, is as follows:

At December 31, 2022	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$32,383	$—	$—	$—	$32,383
Construction	191,266	—	1,091	—	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	122,523	3,027	400	—	125,950
Commercial – Non-owner Occupied	362,899	—	14,553	—	377,452
Residential – 1 to 4 Family	920,868	—	162	—	921,030
Residential – Multifamily	95,556	—	—	—	95,556
Consumer	6,661	—	70	—	6,731
Total	$1,732,156	$3,027	$16,276	$—	$1,751,459

At December 31, 2021	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$56,927	$—	$224	$—	$57,151
Construction:	152,938	—	1,139	—	154,077
Real Estate Mortgage:
Commercial – Owner Occupied	118,473	3,029	2,170	—	123,672
Commercial – Non-owner Occupied	291,864	14,380	242	—	306,486
Residential – 1 to 4 Family	749,904	—	621	—	750,525
Residential – Multifamily	84,964	—	—	—	84,964
Consumer	7,972	—	—	—	7,972
Total	$1,463,042	$17,409	$4,396	$—	$1,484,847

Loans to Related Parties: In the normal course of business, the Company has granted loans to its executive officers, directors and their affiliates (related parties). All loans to related parties were made in the ordinary course of business.

An analysis of the activity of such related party loans for 2022 is as follows:

2022
(Dollars in thousands)
Balance, beginning of year	$8,282
Advances	527
Less: repayments	(1,145)
Balance, end of year	$7,664

Pledged Loans: At December 31, 2022 and 2021, approximately $923.0 million and $751.1 million, respectively, of unpaid principal balance of loans were pledged to the FHLBNY on borrowings (Note 7). This pledge consists of a blanket lien on residential mortgages and certain qualifying commercial real estate loans.

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

Note 5.  OREO

Other real estate owned (OREO) at December 31, 2022 was $1.6 million, compared to $1.7 million at December 31, 2021, a decrease of $104,000. The OREO balances for 2022 and 2021 are included in the other assets in the balance sheets. The real estate owned at December 31, 2022, consisted of two properties. During 2022, the Company disposed of $2.4 million of OREO, recognizing a gain of $328,000, compared to $356,000 of OREO sold in 2021, recognizing a gain of $60,000. The Company did not write-down any OREO property during 2022 or 2021. Operating expenses related to OREO, net of related income, for 2022 and 2021, were $493,000 and $287,000, respectively.

An analysis of OREO activity for the years ended December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$1,654	$139
Real estate acquired in settlement of loans	1,994	1,811
Sales of OREO, net	(2,426)	(356)
Valuation adjustments	328	60
Balance at end of period	$1,550	$1,654

Note 6.  Deposits

Deposits at December 31, 2022 and 2021, consisted of the following:

	2022	2021
	(Dollars in thousands)
Noninterest-bearing demand	$352,546	$553,810
NOWs	83,080	93,189
Money market deposits	348,680	348,427
Savings deposits	188,540	179,238
Time deposits over $250,000	119,009	163,916
Other time deposits	373,689	420,710
Brokered time deposits	110,437	9,120
Total deposits	$1,575,981	$1,768,410

Scheduled maturities of certificates of deposit at December 31, 2022 are as follows:

Years Ending December 31,	(Dollars in thousands)
2023	$364,878
2024	208,856
2025	10,752
2026	14,389
2027	4,260
Total	$603,135

The following table is a summary of interest expense on deposits by category:

	2022	2021
	(Dollars in thousands)
NOWs	$417	$324
Money market deposits	3,927	2,140
Savings deposits	905	664
Time deposits	4,890	6,398
Brokered time deposits	932	228
Total	$11,071	$9,754

Note 7.  Borrowings

An analysis of borrowings at December 31, 2022 and 2021 is as follows:

		2022		2021
	Maturity Date or Range	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands, except rates)
Borrowed funds:
Federal Home Loan Bank advances	Less than one year	$83,150	1.84%	$20,000	0.45%
	One to three years	—	—%	58,150	0.51%
	Total	$83,150		$78,150
Subordinated debentures, capital trusts	November 2035	$5,155	6.35%	$5,155	1.82%
	November 2035	5,155	6.35%	5,155	1.82%
	September 2037	3,093	6.27%	3,093	1.70%
	Total	$13,403		$13,403
Subordinated debentures notes, net	July 15, 2030	$29,518	6.50%	$29,139	6.50%

At December 31, 2022, the Company had a $693.7 million line of credit from the FHLBNY, of which $83.2 million, as detailed above, was outstanding, $50.0 million was a letter of credit to secure public deposits, and $560.5 million was unused.

Subordinated Debentures – Capital Trusts: On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% and was 6.35% at December 31, 2022. Parke Capital Trust I purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is variable at 6.35%. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month LIBOR plus 1.50% and was 6.27% at December 31, 2022. Parke Capital Trust III purchased $3,093,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after December 15, 2012, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. The proceeds were contributed to paid-in capital at the Bank.

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

Note 8.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of Company premises and equipment as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(Dollars in thousands)
Land	$1,044	$1,044
Building and improvements	7,282	7,250
Furniture and equipment	4,044	3,926
Total premises and equipment	12,370	12,220
Less: accumulated depreciation and amortization	(6,412)	(5,955)
Premises and equipment, net	$5,958	$6,265

Depreciation and amortization expense was $457,000 and $496,000 in 2022 and 2021, respectively.

Note 9. Leases

We lease three retail branches and a parcel of land for a retail branch location. These leases generally have remaining terms of 10 years or less except the land lease, which has a remaining lease term of eighty-three years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At December 31, 2022, we had future minimum lease payments of $27.6 million and imputed interest of $24.5 million and lease liability of $2.7 million. The weighted average remaining lease term was 46.3 years and weighted average discount rate was 7.14% at December 31, 2022, respectively. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended December 31, 2022.

Dollars in thousands	2022
Lease right of use assets (ROU)	$2,656
Lease liabilities	$2,656
The following table presents future undiscounted cash flows on our operating leases:

Years Ending December 31,	(Dollars in thousands)
2023	$332
2024	348
2025	352
2026	283
2027	187
Thereafter	26,114
Total undiscounted lease payments	$27,616
Impact of present value discount	$(24,535)
Note 10.  Shareholders’ Equity

Common Stock Dividend: The Company paid a $0.16 per share dividend for the first and second quarters of 2022. The dividend was increased to $0.18 per share for the third and fourth quarters of 2022. During 2022, the Company paid a total of $7.9 million in common stock cash dividends. The Company paid a $0.16 per share quarterly dividend each quarter of 2021. During 2021, the Company paid a total of $7.6 million in common stock cash dividends.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and policies, and other factors deemed relevant by the Board.

Treasury Stock: No treasury stock was repurchased during 2022 and 2021.

Stock Options: After shareholder approval in 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) became effective. In addition, the Company also has the 2015 Equity Incentive Plan (the “2015 Plan”). No future awards are being granted under the 2015 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2015 Plan and the 2020 Plan are referred to as Stock Option Plans. Under the 2020 Plan, the Company may grant options to purchase up to 935,000 shares of Company's common stock and award up to 55,000 of restricted stock. At December 31, 2022, there were 469,000 shares remaining for future option grants, and 48,482 shares remaining for future restricted stock awards under the plan.

The Company did not grant any options in 2021.

During 2022, options to purchase 202,500 shares of common stock at $21.66 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Sholes option-pricing model, was determined to be $4.96 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 3.25%, 6.5 years, 27.07%, and 2.95%. respectively.

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

During 2022, compensation expense for stock options was $348.7 thousand.

A summary of stock options at December 31, 2022 and 2021 was as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Stock Options:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	532,461	$13.34	602,335	$12.87
Granted	202,500	$21.66	—	$—
Exercised	(41,136)	$9.87	(49,048)	$7.81
Forfeited	(4,698)	$21.60	(20,826)	$12.91
Outstanding at end of period	689,127	$15.93	532,461	$13.34
Non-vested at end of period	462,205	$17.21	282,700	$13.79
Exercisable at end of period	226,922	$13.33	249,761	$12.83

The total amount of compensation cost remaining to be recognized relating to unvested employees and directors option grants as of December 31, 2022 was $1.3 million. The weighted-average period over which the expense is expected to be recognized is 4.2 years. At December 31, 2022, the intrinsic value of options exercisable and all options outstanding was approximately $1.7 million and $3.3 million, respectively.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2021 was $516,600. The weighted-average period over which the expense is expected to be recognized was 2.8 years. At December 31, 2021, the intrinsic value of options exercisable and all options outstanding was approximately $2.0 million and $4.0 million, respectively.

Under the 2020 Plan, the Company was authorized to issue 55,000 shares of restricted stock upon the grant of awards. All restricted stocks vests over five years. The table below presents the status of the restricted stock units at December 31, 2022, and the changes during the year ended December 31, 2022.

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding and unvested at December 31, 2021	4,693	18.76
Granted	3,312	21.13
Vested	(2,314)	19.87
Outstanding and unvested at December 31, 2022	5,691	19.69

The Company recognized $46,007 and $32,006 compensation costs of the restricted shares during year 2022 and 2021.

Preferred Stock: In December of 2013, the Company completed a private placement of newly designated 6% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2022. There were 445 shares of Series B Preferred Stock outstanding at December 31, 2022. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 61,232 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions. The conversion rate was set using a conversion price for the common stock of $10.64, which was approximately 20% over the closing price of the Common Stock on October 10, 2013, the day the Series B Preferred Stock was priced.

During 2021, preferred stockholders converted 35 shares of preferred shares into 4,813 shares of common stock, respectively. There were no preferred shares converted to common stock during 2022.

The Company has recorded dividends on preferred stock in the approximate amount of $26,700 and $28,000 for the years ended December 31, 2022 and 2021, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for year 2022. The preferred stock qualifies for and is accounted for as equity securities and is included in the Company’s Tier I capital since issued.

Note 11. Income Taxes

Income tax expense for 2022 and 2021 consisted of the following:

	2022	2021
	(Dollars in thousands)
Current tax expense:
Federal	$12,696	$9,906
State	2,865	2,952
	15,561	12,858
Deferred tax (benefit)/expense	(1,308)	1,079
Income tax expense	$14,253	$13,937

The components of the net deferred tax asset at December 31, 2022 and 2021 were as follows:

	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$7,758	$7,398
Supplemental Executive Retirement Plan ("SERP")	1,537	1,512
Deferred Loan Fees	1,254	—
Nonaccrued interest	67	79
Non-qualified stock options and restricted stock	210	167
Write-down on partnership investment	133	135
Unrealized loss on securities	183	—
PPP Deferred Loan Fees	4	185
Other	54	61
	11,200	9,537
Valuation allowance	(133)	(135)
Total gross deferred tax assets	11,067	9,402
Deferred tax liabilities:
Depreciation	(79)	(107)
Partnership income	(55)	(35)
Unrealized gain	—	(85)
Deferred loan costs	(1,749)	(1,567)
Total gross deferred tax liabilities	(1,883)	(1,794)
Net deferred tax asset	$9,184	$7,608

A reconciliation of the Company’s effective income tax rate with the statutory federal rate for 2022 and 2021 is as follows:

	2022	2021
	(Dollars in thousands)
At Federal statutory rate	$11,776	$11,531
Adjustments resulting from:
State income taxes, net of Federal tax benefit	2,400	2,372
Non-controlling interest	—	(46)
Tax exempt income	(22)	(15)
BOLI	(119)	(121)
Stock compensation	(89)	(94)
Nondeductible expenses	1	8
Nondeductible executive compensation	84	87
Other	222	215
	$14,253	$13,937

Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustments to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by federal and local tax authorities for years before 2019, and by the State of New Jersey for years before 2018. The Company is still subject to examination for 2019 and after.

The Company recorded income tax expense of $14.3 million on income before taxes of $56.1 million on for the year ended December 31, 2022, resulting in an effective tax rate of 25.4%, compared to income tax expense of $13.9 million on income before taxes of $54.9 million for the same period of 2021, resulting in an effective tax rate of 25.4%.

Note 12.  Retirement Plans

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering certain members of management.

The net SERP pension cost was approximately $449,000 in 2022 and benefit was approximately $148,000 in 2021. The unfunded benefit obligation, which was included in other liabilities, was approximately $6.3 million at December 31, 2022 and $6.1 million at December 31, 2021.

The benefit obligation at December 31, 2022 and December 31, 2021 was calculated as follows:

	2022	2021
	(Dollars in thousands)
Benefit obligation, January 1	$6,101	$6,482
Service cost/(benefit)	121	(498)
Interest cost	328	350
Benefits paid	(239)	(233)
Accrued liability at December 31	$6,311	$6,101

The net SERP pension cost for 2022 and benefit for 2021 was calculated as follows:

	2022	2021
	(Dollars in thousands)
Service cost/(benefit)	$121	$(498)
Interest cost	328	350
	$449	$(148)

The service cost (benefit) for 2022 and 2021 are included in the compensation cost in the income statement. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for 2022 and 2021. Annual benefit payments are estimated at $512,046 for 2023, $785,046 for 2024, $785,046 for 2025, $785,046 for 2026, $785,046 for 2027 and $5.0 million thereafter.

The Company has a 401(k) Plan covering substantially all employees. Under the Plan, the Company is required to contribute 3% of all qualifying employees’ eligible salary to the Plan. The Plan expense in 2022 was $246,000 and $222,000 in 2021.

Note 13.  Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At December 31, 2022, the Bank was considered “well capitalized" under the regulatory framework for prompt corrective action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

Under final regulations adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of December 31, 2022.

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

The Company and Bank's regulatory capital as of December 31, 2022 and 2021, is presented in the following table.

As of December 31, 2022	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$298,056	20.59%	$115,797	8.00%
Tier 1 risk-based capital	279,963	19.34%	86,848	6.00%
Tier 1 leverage	279,963	14.40%	77,775	4.00%
Tier 1 common equity	266,115	18.38%	65,136	4.50%
Parke Bank
Community Bank Leverage Ratio	308,155	15.85%	175,009	9.00%

As of December 31, 2021	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$290,965	22.57%	$103,151	8.00%
Tier 1 risk-based capital	245,519	19.04%	77,363	6.00%
Tier 1 leverage	245,519	11.49%	85,494	4.00%
Tier 1 common equity	231,671	17.97%	58,023	4.50%
Parke Bank
Community Bank Leverage Ratio	273,884	12.82%	181,640	8.50%

* Combination of both community bank leverage approach and the regular rule of capital adequacy.

Note 14.  Other Related Party Transactions

A member of the Board of Directors is a principal of an employee benefits insurance agency that provides all the medical, life and disability insurance coverage for the Company. The cost of these employee benefits for the Company and its employees totaled $1.3 million in 2022 and $1.2 million in 2021.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at December 31, 2022. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of December 31, 2022 and 2021, unused commitments to extend credit amounted to approximately $159.0 million and $117.7 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2022 and 2021, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

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

At December 31, 2022 and 2021, deposit balances from cannabis customers were approximately $177.3 million and $375.2 million, or 11.3% and 21.2% of total deposits, respectively, with two customers accounting for 36.9% and 19.3% of the total at December 31, 2022 and 2021. At December 31, 2022 and 2021, there were cannabis-related loans in the amounts of $3.8 million and $5.4 million, respectively.

Armored Car Matter

An armored car company used by the Bank to transport and store cash for the Bank’s cannabis-related customers, has informed the Company that some of the cash stored for the Bank is missing from its vault and is presumed to have been stolen. The amount that the Bank had recorded as being held at the armored car company's facility on the last day that records were provided was $9.5 million. There is not enough information to determine the exact amount of the potential loss, if any, as well as the amount that could be recovered. The Bank is working with relevant state and federal law enforcement authorities to investigate this matter as well as pursuing judicial avenues of recovery. The Bank is pursuing various avenues of recovery that it may have, including, among others, possible insurance claims. If it is ultimately determined that a loss is probable and estimable, we will record the loss in the appropriate fiscal period. If we are successful in making recoveries, we will record the recoveries in the period received, or when the receipt of such recoveries becomes certain.

Absecon Gardens Condominium Association v. Parke Bank Matter

Absecon Gardens Condominium Association v. Parke Bank, One Mechanic Street, et al, Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2321-21. The Company is the successor to the interests of the developer of the Absecon Gardens Condominium project in Absecon NJ. Some of the unit owners have suggested that the Company is responsible for contributions and/or repair for alleged damages purportedly relating to construction. The owners filed a Complaint, alleging that the damages total approximately $1.7 million. The matter is in the early stages of discovery so it is difficult to determine whether that amount accurately reflects the claimed damages, or whether the Company is in any way culpable for the damages. At this time it is too early to predict whether an unfavorable outcome will result. The Company is vigorously defending this matter.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Investment securities and loans held for sale
As of December 31, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	8,866	—	8,866
Total	$—	$9,366	$—	$9,366
As of December 31, 2021
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	12,843	—	12,843
Collateralized mortgage-backed securities	—	8	—	8
Total	$—	$13,351	$—	$13,351

For the year ended December 31, 2022, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held for the year ended at December 31, 2022 and December 31, 2021.

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of December 31, 2022
Collateral dependent impaired loans	$—	$—	$1,091	$1,091
OREO	$—	$—	$1,550	$1,550
As of December 31, 2021
Collateral dependent impaired loans	$—	$—	$4,087	$4,087
OREO	$—	$—	$1,654	$1,654

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

The following table summarizes the carrying amounts and fair values for financial instruments at December 31, 2022 and December 31, 2021:

December 31, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$182,150	$182,150	$182,150	$—	$—
Investment securities AFS	9,366	9,366	—	9,366	—
Investment securities HTM	9,378	7,805	—	7,805	—
Restricted stock	5,439	5,439	—	—	5,439
Loans, net	1,719,614	1,661,974	—	1,641,444	20,530
Accrued interest receivable	8,768	8,768	—	8,768	—

Financial Liabilities:
Non-time deposits	$972,846	$972,846	$—	$972,846	$—
Time deposits	603,135	609,097	—	609,097	—
Borrowings	126,071	127,254	—	127,254	—
Accrued interest payable	2,664	2,664	—	2,664	—

December 31, 2021	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$596,553	$596,553	$596,553	$—	$—
Investment securities AFS	13,351	13,351	—	13,351	—
Investment securities HTM	9,918	10,025	—	10,025	—
Restricted stock	5,144	5,144	—	—	5,144
Loans, net	1,455,002	1,440,398	—	1,430,686	9,712
Accrued interest receivable	7,681	7,681	—	7,681	—

Financial Liabilities:
Non-time deposits	$1,174,664	$1,174,664	$—	$1,174,664	$—
Time deposits	593,746	597,791	—	597,791	—
Borrowings	120,882	117,636	—	117,636	—
Accrued interest payable	1,603	1,603	—	1,603	—

 Note 17.  Parent Company Only Financial Statements

Condensed financial information of the parent company only is presented in the following two tables:

Balance Sheets	December 31,
	2022	2021
	(Dollars in thousands)
Assets:
Cash	$4,059	$3,394
Investments in subsidiaries	308,030	274,532
Other assets	—	—
Total assets	$312,089	$277,926
Liabilities and Equity:
Subordinated debentures	$42,921	$42,732
Other liabilities	3,134	2,833
Equity	266,034	232,361
Total liabilities and equity	$312,089	$277,926

Statements of Income	Years ended December 31,
	2022	2021
	(Dollars in thousands)
Income:
Dividends from bank subsidiary	$10,766	$12,008
Total income	10,766	12,008
Expense:
Interest on subordinated debentures	$2,586	$2,394
Salary	160	160
Other expenses	118	142
Total expenses	2,864	2,696
Net Income	7,902	9,312
Equity in undistributed income of subsidiaries	33,921	31,448
Net income	41,823	40,760
Preferred stock dividend and discount accretion	(27)	(28)
Net income available to common shareholders	$41,796	$40,732
1

Statements of Cash Flows
	Years ended December 31,
	2022	2021
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$41,823	$40,760
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(33,921)	(31,448)
Amortization of subordinate debt issuance costs	190	190
Changes in
(Increase) decrease in other assets	(2)	3
Increase in accrued interest payable and other accrued liabilities	55	16
Other	—	21
Net cash provided by operating activities	8,145	9,542
Cash Flows from Financing Activities
Proceeds from exercise of stock options	406	201
Payment of dividend on preferred stock and common stock	(7,886)	(7,633)
Net cash used in financing activities	(7,480)	(7,432)
Increase in cash and cash equivalents	665	2,110
Cash and Cash Equivalents, January 1,	3,394	1,284
Cash and Cash Equivalents, December 31,	$4,059	$3,394

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal I - Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2022, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by security holders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Equity Incentive Plan	466,000	$16.27	469,000
2015 Equity incentive plan	223,127	$15.23	223,127
Equity compensation plans not approved by security holders
None
Total	689,127	$15.93	692,127

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
1
The consolidated balance sheets of Parke Bancorp, Inc. and subsidiary as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm (PCAOB ID:74).

	2	Schedules omitted as they are not applicable.
	3	The following exhibits are included in this Report or incorporated herein by reference:
	3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
	3.2	Bylaws of Parke Bancorp, Inc. (7)
	3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
	4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
	4.2	Description of Capital Stock of Parke Bancorp, Inc. (7)
	10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
	10.2	Supplemental Executive Retirement Plan (1)
	10.7	2015 Equity Incentive Plan (4)
	10.9	Management Change in Control Severance Agreement with Nicholas J. Pantilione
	10.12	Management Change in Control Severance Agreement with Paul Palmieri (3)
	10.13	Management Change in Control Severance Agreement with Ralph Gallo (3)
	10.14	Management Change in Control Severance Agreement with John S. Kaufman (7)
	10.15	2020 Equity Incentive Plan (6)

	21	Subsidiaries of the Registrant
	23.1	Consent of S.R. Snodgrass, P.C.
	23.2	Consent of RSM US LLP
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Consent Order with the Federal Deposit Insurance Corporation dated October 8, 2020 (6)
	99.2	Consent Order with the New Jersey Department of Banking and Insurance (6)

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by Reference to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005 (File No. 333-122406).
(2) Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013 (File No. 000-51338).
(3) Incorporated by Reference to Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016 (File No. 000-51338).
(4) Incorporated by Reference to Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2015 (File No. 333-208051).
(5) Incorporated by Reference to Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 8, 2020 (File No. 000-51338).
(6) Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on October 9, 2020 (File No. 000-51338).
(7) Incorporated by Reference to Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021 (File No. 000-51338).

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 15, 2023	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2023.

/s/ Daniel J. Dalton	/s/ Vito S. Pantilione
Daniel J. Dalton	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Fred G. Choate
Jack C. Sheppard, Jr.	Fred G. Choate
Director	Director

/s/ Jeffrey H. Kripitz	/s/ Edward Infantolino
Jeffrey H. Kripitz	Edward Infantolino
Director	Director

/s/ John S. Kaufman	/s/ Elizabeth Milavsky
John S. Kaufman	Elizabeth Milavsky
Senior Vice President and Chief Financial Officer	Director
(Principal Financial and Accounting Officer)