Form 10-Q
period 2023-03-31
PARKE BANCORP, INC.
filed 2023-05-10
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023
or
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

Yes [☐ ]                No [☒]

As of May 9, 2023, there were 11,946,671 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$21,472	$27,165
Interest bearing deposits with banks	124,502	154,985
Cash and cash equivalents	145,974	182,150
Investment securities available for sale, at fair value	8,977	9,366
Investment securities held to maturity (fair value of $7,966 at March 31, 2023 and $7,805 at December 31, 2022)	9,359	9,378
Total investment securities	18,336	18,744
Loans, net of unearned income	1,762,696	1,751,459
Less: Allowance for credit losses	(31,507)	(31,845)
Net loans	1,731,189	1,719,614
Accrued interest receivable	8,930	8,768
Premises and equipment, net	5,842	5,958
Restricted stock	9,129	5,439
Bank owned life insurance (BOLI)	28,288	28,145
Deferred tax asset	9,878	9,184
Other real estate owned (OREO)	1,673	1,550
Other	5,006	5,363
Total assets	$1,964,245	$1,984,915
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$277,128	$352,546
Interest-bearing deposits	1,186,666	1,223,435
Total deposits	1,463,794	1,575,981
FHLBNY borrowings	165,150	83,150
Subordinated debentures	42,969	42,921
Accrued interest payable	3,143	2,664
Other	16,083	14,165
Total liabilities	1,691,139	1,718,881
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares outstanding at March 31, 2023 and December 31, 2022	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,231,193 shares and 12,225,097 shares at March 31, 2023 and December 31, 2022, respectively	1,223	1,223
Additional paid-in capital	136,341	136,201
Retained earnings	138,577	131,706
Accumulated other comprehensive loss	(465)	(526)
Treasury stock, 284,522 shares at March 31, 2023 and Dec. 31, 2022, at cost	(3,015)	(3,015)
Total shareholders’ equity	273,106	266,034
Total liabilities and shareholders' equity	$1,964,245	$1,984,915

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended March 31,
	2023	2022

Interest income:
Interest and fees on loans	$24,545	$19,199
Interest and dividends on investments	210	189
Interest on deposits with banks	1,269	248
Total interest income	26,024	19,636
Interest expense:
Interest on deposits	7,582	1,840
Interest on borrowings	1,293	696
Total interest expense	8,875	2,536
Net interest income	17,149	17,100
Provision for (recovery of) credit losses	(2,400)	—
Net interest income after provision for (recovery of) credit losses	19,549	17,100
Non-interest income
Service fees on deposit accounts	1,215	1,316
Other loan fees	178	276
Bank owned life insurance income	143	138
Net gain on sale and valuation adjustment of OREO	—	47
Other	246	298
Total non-interest income	1,782	2,075
Non-interest expense
Compensation and benefits	3,641	2,688
Professional services	593	551
Occupancy and equipment	644	645
Data processing	301	324
FDIC insurance and other assessments	225	287
OREO expense	172	34
Other operating expense	1,185	1,149
Total non-interest expense	6,761	5,678
Income before income tax expense	14,570	13,497
Income tax expense	3,440	3,406
Net income attributable to Company	11,130	10,091
Less: Preferred stock dividend	(7)	(7)
Net income available to common shareholders	$11,123	$10,084
Earnings per common share
Basic	$0.93	$0.85
Diluted	$0.92	$0.83
Weighted average common shares outstanding
Basic	11,944,163	11,905,330
Diluted	12,160,793	12,180,320

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022

Net income	$11,130	$10,091
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities	82	(584)
Tax impact on unrealized (gain) loss	(21)	151
Total unrealized gain (loss) on investment securities	61	(433)
Comprehensive income attributable to the Company	$11,191	$9,658

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361
Net income	—	—	—	—	10,091	—	—	10,091
Common stock options exercised	—	15,938	2	112	—	—	—	114
Other comprehensive loss	—	—	—	—	—	(433)	—	(433)
Stock compensation expense	—	—	—	60	—	—	—	60
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)
Dividend on common stock (2)	—	—	—	—	(1,907)	—	—	(1,907)
Balance, March 31, 2022	$445	12,198,019	$1,220	$135,623	$106,194	$(188)	$(3,015)	$240,279
Three Months Ended
Balance, December 31, 2022	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	11,130	—	—	11,130
Common stock options exercised	—	6,096	—	33	—	—	—	33
Other comprehensive income	—	—	—	—	—	61	—	61
Stock compensation expense	—	—	—	107	—	—	—	107
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)
Dividend on common stock (2)	—	—	—	—	(2,150)	—	—	(2,150)
Balance, March 31, 2023	$445	12,231,193	$1,223	$136,341	$138,577	$(465)	$(3,015)	$273,106
(1) Dividends per share of $15.0 were declared on series B preferred stock for the three months ended March 31, 2023 and 2022, respectively.
(2) Dividends per share of $0.18 and $0.16, respectively, were declared on common stock outstanding for the three months ended March 31, 2023 and 2022.

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$11,130	$10,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	165
(Recovery of) provision for credit losses	(2,400)	—
Increase in value of bank owned life insurance	(143)	(138)
Net gain on sale of OREO and valuation adjustments	—	(47)
Net accretion of purchase premiums and discounts on securities	(9)	—
Stock based compensation	107	60
Net changes in:
Decrease (increase) in accrued interest receivable and other assets	195	(2,443)
Increase in accrued interest payable and other accrued liabilities	1,638	981
Net cash provided by operating activities	10,549	8,669
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	465	944
Repayments and maturities of investment securities held to maturity	34	35
Net increase in loans	(11,356)	(10,927)
Sales (purchases) of bank premises and equipment	133	(38)
Proceeds from sale of OREO, net	—	1,606
Purchases of restricted stock	(3,690)	(13)
Net cash used in investing activities	(14,414)	(8,393)
Cash Flows from Financing Activities:
Cash dividends	(2,157)	(1,914)
Proceeds from exercise of stock options	33	114
Decrease in FHLBNY and short-term borrowings	(30,000)	—
Increase in FHLBNY and short-term borrowings	112,000	—
Net decrease in noninterest-bearing deposits	(75,418)	(81,870)
Net decrease in interest-bearing deposits	(36,769)	(9,330)
Net cash used in financing activities	(32,311)	(93,000)
Net decrease in cash and cash equivalents	(36,176)	(92,724)
Cash and Cash Equivalents, January 1,	182,150	596,553
Cash and Cash Equivalents, March 31,	$145,974	$503,829

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,396	$3,110
Income taxes paid	$1,445	$3,894

Non-cash Investing and Financing Items
Loans transferred to OREO	$123	$71
Accrued dividends payable	$2,157	$2,157

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
The Bank is a commercial bank, which was incorporated on August 25, 1998, and commenced operations on January 28, 1999. The Bank is chartered by the New Jersey Department of Banking and Insurance and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank maintains its principal office at 601 Delsea Drive, Sewell, New Jersey, and has six additional branch office locations; 501 Tilton Road, Northfield, New Jersey, 567 Egg Harbor Road, Washington Township, New Jersey, 67 East Jimmie Leeds Road, Galloway Township, New Jersey, 1150 Haddon Avenue, Collingswood, New Jersey, 1610 Spruce Street, Philadelphia, Pennsylvania, and 1032 Arch Street, Philadelphia, Pennsylvania. The Bank also has a loan office located at 1817 East Venango Street, Philadelphia, Pennsylvania.

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying interim financial statements for the three months ended March 31, 2023 and 2022 are unaudited. The balance sheet as of December 31, 2022, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year or any other period.

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses on loans and leases is a valuation account that is deducted from the loan or lease’s amortized cost basis to present the net amount expected to be collected on the loans and leases. Loans and leases deemed to be uncollectible are charged against the allowance for credit losses on loans and leases, and subsequent recoveries, if any, are credited to the allowance for credit losses on loans and leases. Changes to the allowance for credit losses on loans and leases are recorded through the provision for credit losses. The allowance for credit losses on loans and leases is maintained at a level considered appropriate to absorb expected credit losses over the expected life of the portfolio as of the reporting date.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist. Parke's loan portfolio segments include commercial and industrial, construction, commercial - owner occupied, commercial - non-owner occupied, residential - 1 to 4 family, residential - 1 to 4 family investment, residential - multifamily, and consumer. Loans that do not share similar risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For individually assessed loans, see related details in the Individually Assessed Loans section below.

The allowance for credit losses on collectively assessed loans and leases is measured over the expected life of the loan or lease using a vintage loss rate approach, which will then be supplemented with qualitative factors. The vintage loss rate approach creates pools of loans (made up of individual loans) based on the loan segmentation. The loan pools are aggregated by origination year. Charge-offs, net of recoveries, are allocated by the year of charge-off to each loan pool. An average life is prescribed to a pool of loans that were originated in a particular year. The actual charge-offs as a percent of total loans are calculated for each historical year, and projected for future years for each year within the average life time horizon. The sum of the actual charge-offs and projected charge-offs are divided by the average amortized origination amount for each respective year. Those charge-off percentages are added together to obtain an aggregated vintage loss percentage which is then multiplied by the outstanding loan balances to obtain a reserve requirement. Parke runs the Current Expected Credit Loss ("CECL") impairment models on a quarterly basis and qualitatively adjusts model results for risk factors that are not considered within the model but which are relevant in assessing the expected credit losses within the loan and lease pools. Management generally considers the following qualitative factors:

•Volume and severity of past-due loans, non-accrual loans and classified loans;
•Lending policies and procedures, including underwriting standards and historically based loss/collection, charge-off and recovery practices;
•National and economic conditions that may have an impact on credit quality;
•Nature and volume of the portfolio;
•Existence and effect of any credit concentrations and changes in the level of such concentrations;
•The value of the underlying collateral for loans that are not collateral dependent;
•Changes in the quality of the loan review system; and
•Experience, ability and depth of lending management and staff

Parke has elected to not estimate an allowance for credit losses on accrued interest receivable, as it already has a policy in place to reverse or write-off accrued interest, through interest income, in a timely manner.

Allowance for Credit Losses on Lending-Related Commitments

Parke estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on lending-related commitments is recorded in other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same model and economic forecasts, adjusted for the estimated likelihood that funding will occur.

Individually Assessed Loans and Leases

ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Parke, loans and leases which are identified to be individually assessed under CECL typically would have been evaluated individually as impaired loans using accounting guidance in effect in periods prior to the adoption of CECL and include collateral dependent loans.

Collateral Dependent Loans
Parke considers a loan to be collateral dependent when foreclosure of the underlying collateral is probable. Parke has also elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty.

Allowance for Credit Losses on Held to Maturity Securities

We follow Accounting Standards Codification (ASC) 326-20, Financial Instruments - Credit Loss - Measured at Amortized Cost, to measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-

to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required

Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses on Available for Sale Securities

We follow ASC 326-30, Financial Instruments - Credit Loss - Available-for-Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to non-interest income in the Consolidated Statements of Income.

For debt securities available-for-sale which the Company does not intend to sell, or it is not likely the security would be required to be sold before recovery, we evaluate whether a decline in fair value has resulted from credit losses or other adverse factors, such as a change in the security's credit rating. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded, limited to the fair value of the security.

Recently Issued Accounting Pronouncements:

In March 2020, the FASB issued ASU No. 2020.-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance to entities for a limited period of time to ease the transition in accounting for and recognizing the effects of reference rate reform on financial reporting. Under the guidance, modifications of contracts due to reference rate reform will not require contract remeasurement or reassessment of a previous accounting determination. For hedge accounting, modification of critical terms of the hedge due to changes in reference rate reform will not affect hedge accounting or dedesignate the hedging relationship. The guidance also provides specific expedients for fair value hedges, cash flow hedges, and excluded components. Further, the guidance provides a none-time election to sell or transfer held to maturity debt 46 securities that are affected by the reference rate change. The guidance is effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standard Board (FASB) issued accounting standards update ("ASU") 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 (Topic 326), replaces the incurred loss impairment methodology in current GAAP with a CECL methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The ASU was amended in some aspects by subsequent Accounting Standards Updates. This guidance became effective on January 1, 2023 for the Company. Results and disclosures for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, and unfunded commitments. On January 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $2.1 million, net of tax, of which $1.9 million related to loans, and $960.0 thousand related to unfunded commitments. There were no such charges for securities held by the Company at the date of adoption.

The following table illustrates the impact of adopting ASC 326:

(Amounts in thousands)	January 1, 2023
Assets	Pre-adoption	Adoption Impact	As Reported
ACL on loans
Commercial and Industrial	$390	$168	$558
Construction	2,581	1,899	4,480
Commercial - Owner Occupied	2,298	(171)	2,127
Commercial - Non-owner Occupied	9,709	(951)	8,758
Residential - 1 to 4 Family	6,076	1,782	7,858
Residential - 1 to 4 Family Investment	9,381	(795)	8,586
Residential - Multifamily	1,347	(128)	1,219
Consumer	63	53	116
Total ACL on loans	31,845	1,857	33,702
Deferred Tax Assets	9,184	716	9,900
Liabilities
ACL for unfunded commitments	—	960	960
Equity
Retained Earnings	$131,706	$(2,101)	$129,605

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2023 and December 31, 2022:

As of March 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	9,104	4	631	8,477
Total available for sale	$9,604	$4	$631	$8,977

Held to maturity:
Residential mortgage-backed securities	$5,521	$—	$1,032	$4,489
States and political subdivisions	3,838	62	423	3,477
Total held to maturity	$9,359	$62	$1,455	$7,966

As of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	9,575	3	712	8,866
Total available for sale	$10,075	$3	$712	$9,366

Held to maturity:
Residential mortgage-backed securities	$5,556	$—	$1,096	$4,460
States and political subdivisions	3,822	56	533	3,345
Total held to maturity	$9,378	$56	$1,629	$7,805

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2023 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$500	$500
Due after one year through five years	1,868	1,712
Due after five years through ten years	3,183	3,028
Due after ten years	4,053	3,737
Total available for sale	$9,604	$8,977

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,362	1,425
Due after five years through ten years	—	—
Due after ten years	7,997	6,541
Total held to maturity	$9,359	$7,966

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2023. The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

As of March 31, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$882	$15	$7,361	$616	$8,243	$631
Total available for sale	$882	$15	$7,361	$616	$8,243	$631
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,489	$1,032	$4,489	$1,032
States and political subdivisions	—	—	2,052	423	2,052	423
Total held to maturity	$—	$—	$6,541	$1,455	$6,541	$1,455

As of December 31, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,579	$576	$1,043	$136	$8,622	$712
Total available for sale	$7,579	$576	$1,043	$136	$8,622	$712
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,460	$1,096	$4,460	$1,096
States and political subdivisions	—	—	1,943	533	1,943	533
Total held to maturity	$—	$—	$6,403	$1,629	$6,403	$1,629

The Company’s unrealized loss for the debt securities is comprised of 8 securities in the less than 12 months loss position and 16 securities in the 12 months or greater loss position at March 31, 2023. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at March 31, 2023.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At March 31, 2023 and December 31, 2022, the Company had $1.76 billion and $1.75 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net increase of $2.2 million and $1.9 million at March 31, 2023 and December 31, 2022, respectively, for net deferred loan costs, and unamortized discounts. The portfolio segments of loans receivable at March 31, 2023 and December 31, 2022, consist of the following:

	March 31, 2023	December 31, 2022
	Amount	Amount
	(Dollars in thousands)
Commercial and Industrial	$34,138	$32,383
Construction	169,375	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	141,083	125,950
Commercial – Non-owner Occupied	379,140	377,452
Residential – 1 to 4 Family	442,110	444,820
Residential – 1 to 4 Family Investment	490,779	476,210
Residential – Multifamily	99,586	95,556
Consumer	6,485	6,731
Total Loan receivable	1,762,696	1,751,459
Allowance for credit losses on loans	(31,507)	(31,845)
Total loan receivable, net of allowance for credit losses on loans	$1,731,189	$1,719,614

An age analysis of past due loans by class at March 31, 2023 and December 31, 2022 is as follows:

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$45	$87	$198	$330	$33,808	$34,138
Construction	—	—	1,091	1,091	168,284	169,375
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	140,683	141,083
Commercial – Non-owner Occupied	—	—	14,380	14,380	364,760	379,140
Residential – 1 to 4 Family	447	—	—	447	441,663	442,110
Residential – 1 to 4 Family Investment	—	—	—	—	490,779	490,779
Residential – Multifamily	—	—	—	—	99,586	99,586
Consumer	—	—	70	70	6,415	6,485
Total Loans	$492	$87	$16,139	$16,718	$1,745,978	$1,762,696

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$89	$—	$89	$32,294	$32,383
Construction	—	—	1,091	1,091	191,266	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	125,550	125,950
Commercial – Non-owner Occupied	—	—	14,553	14,553	362,899	377,452
Residential – 1 to 4 Family	58	—	162	220	444,600	444,820
Residential – 1 to 4 Family Investment	—	—	—	—	476,210	476,210
Residential – Multifamily	—	—	—	—	95,556	95,556
Consumer	78	—	70	148	6,583	6,731
Total Loans	$136	$89	$16,276	$16,501	$1,734,958	$1,751,459

The following table provides the amortized cost of loans on nonaccrual status:

	March 31, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$198	$—	$198	$—	$198
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	—	400	400	—	400
Commercial - Non-owner Occupied	10,943	3,437	14,380	—	14,380
Residential - 1 to 4 Family	—	—	—	—	—
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	70	—	70	—	70
Total	$12,302	$3,837	$16,139	$—	$16,139

	December 31, 2022
(amounts in thousands)	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial and Industrial	$—	$—
Construction	1,091	—
Commercial - Owner Occupied	587	—
Commercial - Non-owner Occupied	19,568	—
Residential - 1 to 4 Family	417	—
Residential - 1 to 4 Family Investment	—	—
Residential - Multifamily	—	—
Consumer	70	—
Total	$21,733	$—
Allowance For Credit Losses (ACL)
We maintain the ACL at a level that we believe to be appropriate to absorb estimated credit losses in the loan portfolios as of the balance sheet date. We established our allowance in accordance with guidance provided in Accounting Standard Codification ("ASC") - Financial Instruments - Credit Losses ("ASC 326").

The allowance for credit losses represents management’s estimate of expected losses inherent in the Company’s lending activities excluding loans accounted for under fair value. The allowance for credit losses is maintained through charges to the provision for credit losses in the Consolidated Statements of Income as expected losses are estimated. Loans or portions thereof that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

The Company performs periodic reviews of its loan and lease portfolios to identify credit risks and to assess the overall collectability of those portfolios. The Company's allowance for credit losses includes a general component and an asset-specific component for collateral-dependent loans. To determine the asset-specific component of the allowance, the loans are evaluated individually based on the fair value of the underlying collateral. The Company generally measures the asset-specific allowance as the difference between the net realizable value of loan collateral and the recorded investment of a loan.

The general component of the allowance evaluates the impairments of pools of the loan portfolio collectively. It incorporates a historical valuation allowance and qualitative allowance. The historical valuation utilizes a vintage loss rate approach utilizing a third party software model. The vintage loss rate approach creates pools of loans based on the segments defined by management, and consists of commercial and industrial, construction, commercial - owner occupied, commercial - non-owner occupied, residential - 1 to 4 family, residential - 1 to 4 family investment, residential - multifamily, and consumer. The loan pools are aggregated by origination year. Charge-offs, net of recoveries, are allocated by the year of charge-off to each loan pool. An average life is prescribed to a pool of loans that were originated in a particular year. The actual charge-offs as a percent of total loans are calculated for each historical year, and projected for future years for each year within the average life time horizon. The sum of the actual charge-offs and projected charge-offs are divided by the average amortized origination amount for each respective year. Those charge-off percentages are added together to obtain an aggregated vintage loss percentage which is then multiplied by the outstanding loan balances to obtain a reserve requirement.

The qualitative allowance component is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's lending policies, procedures and internal controls;(iii) volume and severity of loan credit quality; (iv) nature and volume of portfolio and term of loans (v) the composition and concentrations of credit; (vi) the effectiveness of the internal loan review system; and (vii) national and local economic trends and conditions, and industry conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

The Company has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is generally reversed against interest income.

The process of determining the level of the allowance for credit losses requires a high degree of estimate and judgment. It is reasonably possible that actual outcomes may differ from our estimates.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $760.0 thousand.

The following tables present the information regarding the allowance for credit losses and associated loan data by portfolio segment under the CECL model in accordance with ASC 326:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
Allowance for credit losses	(Dollars in thousands)
Three months ended March 31, 2023
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption ASC 326	168	1,899	(171)	(951)	1,782	(795)	(128)	53	1,857
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	3	—	2	—	—	—	—	—	5
Provisions (benefits)	177	(881)	(253)	(682)	(52)	(516)	19	(12)	(2,200)
Ending Balance at March 31, 2023	$738	$3,599	$1,876	$8,076	$7,806	$8,070	$1,238	$104	$31,507

During the quarter, the credit provisions to the Construction, Commercial Non-owner Occupied, and Residential 1-4 Family Investment segments were largely driven by declines or slowdowns to growth within the portfolio that lowered the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments. The credit provision to the Commercial Owner Occupied segment was largely driven by a reduction in other assets especially mentioned ("OAEM") loans during the quarter, partially offset by increase in loan volume.

The following tables present the information regarding the allowance for loan losses and associated loan data by portfolio segment under the incurred loss model:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended March 31, 2022
December 31, 2021	$417	$2,662	$2,997	$7,476	$7,045	$7,925	$1,215	$108	$29,845
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	6	—	2	—	121	—	7	—	136
Provisions (benefits)	86	(465)	13	(223)	311	80	193	5	—
Ending Balance at March 31, 2022	$509	$2,197	$3,012	$7,253	$7,477	$8,005	$1,415	$113	$29,981

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$4	$148	$29	$—	$—	$—	$181
Collectively evaluated for impairment	509	2,197	3,008	7,105	7,448	8,005	1,415	113	29,800
Ending Balance at March 31, 2022	$509	$2,197	$3,012	$7,253	$7,477	$8,005	$1,415	$113	$29,981

Loans
Individually evaluated for impairment	$196	$1,139	$2,433	$5,369	$687	$—	$—	$—	$9,824
Collectively evaluated for impairment	38,629	134,871	129,842	310,884	395,587	383,608	84,970	7,624	1,486,015
Ending Balance at March 31, 2022	$38,825	$136,010	$132,275	$316,253	$396,274	$383,608	$84,970	$7,624	$1,495,839

The increase in the allowance for loan loss balance for the residential 1 to 4 family portfolio segment for the three months ended March 31, 2022 is mainly due to loan growth. The increase in the allowance for loan loss balance for the residential multifamily portfolio segment is mainly due to increases in qualitative factors, namely economic conditions. The decrease in the allowance for loan loss balance for the construction portfolio segment for the three months ended March 31, 2022 is due to the decrease in loan balance.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at March 31, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$198	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	14,380	—	—
Residential - 1 to 4 Family	—	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	70	—	—
Total	$16,139	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of March 31, 2023 under the current expected credit loss model.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year					Revolving Loans at Amortized Cost Basis
As of March 31, 2023	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$723	$2,147	$190	$3,538	$9,027	$18,323	$33,948
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	190	—	190
Doubtful	—	—	—	—	—	—	—
	$723	$2,147	$190	$3,538	$9,217	$18,323	$34,138
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$5,693	$4,500	$194	$—	$157,897	$168,284
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	1,091
Doubtful	—	—	—	—	—	—	—
	$—	$5,693	$4,500	$194	$—	$158,988	$169,375
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$14,822	$32,507	$13,407	$7,504	$61,420	$11,023	$140,683
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—
	$14,822	$32,507	$13,407	$7,504	$61,820	$11,023	$141,083
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$2,540	$101,039	$39,364	$34,950	$186,456	$452	$364,801
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	14,339	—	14,339
Doubtful	—	—	—	—	—	—	—
	$2,540	$101,039	$39,364	$34,950	$200,795	$452	$379,140
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$14,340	$122,576	$65,675	$34,717	$200,096	$4,706	$442,110
Nonperforming	—	—	—	—	—	—	—
	$14,340	$122,576	$65,675	$34,717	$200,096	$4,706	$442,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$19,217	$146,553	$124,391	$54,042	$146,576	$—	$490,779
Nonperforming	—	—	—	—	—	—	—
	$19,217	$146,553	$124,391	$54,042	$146,576	$—	$490,779
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$500	$5,312	$26,956	$14,451	$52,367	$—	$99,586
OAEM	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—
	$500	$5,312	$26,956	$14,451	$52,367	$—	$99,586
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$11	$—	$—	$—	$6,385	$18	$6,414
Nonperforming	—	—	—	—	71	—	71
	$11	$—	$—	$—	$6,456	$18	$6,485
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

An analysis of the credit risk profile by internally assigned grades under the incurred loss model as of December 31, 2022 is as follows:

At December 31, 2022	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$32,383	$—	$—	$—	$32,383
Construction	191,266	—	1,091	—	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	122,523	3,027	400	—	125,950
Commercial – Non-owner Occupied	362,899	—	14,553	—	377,452
Residential – 1 to 4 Family	444,658	—	162	—	444,820
Residential – 1 to 4 Family Investment	476,210	—	—	—	476,210
Residential – Multifamily	95,556	—	—	—	95,556
Consumer	6,661	—	70	—	6,731
Total	$1,732,156	$3,027	$16,276	$—	$1,751,459

There were no loans modified to borrowers with financial difficulty during the quarter ended March 31, 2023.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$11,130	$10,091
Less: Dividend on series B preferred stock	(7)	(7)
Net income available to common shareholders	11,123	10,084
Basic weighted-average common shares outstanding	11,944,163	11,905,330
Basic earnings per common share	$0.93	$0.85
Diluted earnings per common share
Net income available to common shares	$11,123	$10,084
Add: Dividend on series B preferred stock	7	7
Net income available to diluted common shares	11,130	10,091
Basic weighted-average common shares outstanding	11,944,163	11,905,330
Dilutive potential common shares	216,630	274,990
Diluted weighted-average common shares outstanding	12,160,793	12,180,320
Diluted earnings per common share	$0.92	$0.83

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of March 31, 2023
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	8,477	—	8,477
Total	$—	$8,977	$—	$8,977
As of December 31, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	8,866	—	8,866
Total	$—	$9,366	$—	$9,366

For the three months ended March 31, 2023, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three months ended March 31, 2023 and 2022.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2023
Collateral-dependent loans	$—	$—	$1,091	$1,091
OREO	—	—	1,673	1,673
As of December 31, 2022
Collateral-dependent loans	$—	$—	$1,091	$1,091
OREO	—	—	1,550	1,550

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at March 31, 2023 and December 31, 2022:

March 31, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,359	$7,966	$—	$7,966	$—
Loans, net	1,731,189	1,674,609	—	1,657,686	16,923

Financial Liabilities:
Time deposits	$618,152	$626,111	$—	$626,111	$—
Borrowings	$208,119	$210,354	$—	$210,354	$—

December 31, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,378	$7,805	$—	$7,805	$—
Loans, net	1,719,614	1,661,974	—	1,641,444	20,530

Financial Liabilities:
Time deposits	$603,135	$609,097	$—	$609,097	$—
Borrowings	126,071	127,254	—	127,254	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2023. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of March 31, 2023 and December 31, 2022, unused commitments to extend credit amounted to approximately $133.9 million and $159.0 million, respectively. At March 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $760.0 thousand.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2023 and December 31, 2022, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On December 30, 2022, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $50.0 million. The MLOC is used to pledge against public deposits and expires on April 4, 2023. There were no outstanding borrowings on the letter of credit as of March 31, 2023.

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

At March 31, 2023 and December 31, 2022, deposit balances from cannabis customers were approximately $123.5 million and $177.3 million, or 8.4% and 11.3% of total deposits, respectively, with three customers accounting for 48.3% and 36.9% of the total at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, there were cannabis-related loans in the amounts of $18.8 million and $3.8 million, respectively.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Throughout this report, "Parke Bancorp" and "the Company" refer to Parke Bancorp Inc. and its consolidated subsidiaries. The Company is collectively referred to as "we", "us" or "our". Parke Bank is referred to as the "Bank".

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
Financial institutions can be affected by changing conditions in the real estate and financial markets. The lingering effects of the COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

An unexpected COVID-19 pandemic resurgence due to new variants could cause us to experience higher credit losses in our lending portfolio, additional increases in our allowance for credit losses, impairment of financial assets, diminished access to capital markets and other funding sources, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations.

During 2022, the Federal Reserve took unprecedented action during the year to restrain inflation and improve the stability of the economy by raising the target federal funds rate several times from 25 basis points in the beginning of the year to 75 basis points toward the end of the year and brought the benchmark interest rates up by a collective 4.50 percent. During the first quarter 2023, the Federal Reserve increased the target federal funds rate another 0.25 percent and may further increase the target federal funds rate in 2023 in an attempt to reduce inflation. Any substantial or unexpected change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Any of these effects, if sustained, may impair our capital and liquidity positions, require us to take capital actions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings and the reduction or elimination of our common stock dividend in future periods. The extent to which current economic environment has a further impact on our business, results of operations, and financial condition, as well as the regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the current economic environment and actions taken by governmental authorities and other third parties in response to the geopolitical conflict, and inflationary pressure.

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

Overview
The following discussion provides information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitates your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

At March 31, 2023, we had total assets of $1.96 billion, and total equity of $273.1 million. Net income available to common shareholders for the three months ended March 31, 2023 was $11.1 million.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Income: Our net income available to common shareholders for the first quarter of 2023 increased $1.0 million, or 10.3%, to $11.1 million, compared to $10.1 million for the same period last year. Earnings per share were $0.93 per basic common share and $0.92 per diluted common share for the first quarter of 2023 compared to $0.85 per basic common share and $0.83 per diluted common share for the same period last year. The increase in net income available to common shareholders primarily resulted from a $2.4 million reversal of allowance for credit loss, partially offset by a $293.0 thousand decrease in non-interest income and a $1.1 million increase in non-interest expense.

Net Interest Income: Our net interest income was flat at $17.1 million for the first quarter of 2023 compared to $17.1 million for the first quarter of 2022. Interest income increased $6.4 million during the three months ended March 31, 2023 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $5.3 million in interest and fees on loans, due to higher loan balances and interest rates, as well as a $1.0 million increase on interest on deposits with banks. The increase in interest income was partially offset by an increase in interest expense of $6.3 million, due to an increase in interest on deposits of $5.7 million and an increase in interest on borrowings of $600.0 thousand. During the three months ended March 31, 2023, interest on deposits increased due to an increase in market interest rates, while the increase in interest on borrowings was due to an increase in the amount of borrowings and an increase in interest rates.

Provision for credit losses: For the three months ended March 31, 2023, the provision for credit losses decreased $2.4 million, compared to zero for the three months ended March 31, 2022. On January 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in an increase to the allowance for credit losses of $1.9 million. For the three months ended March 31, 2023, we recorded a recovery to the allowance for credit losses of $2.4 million, mainly due to the decrease in the construction loan portfolio balance. For more information about our provision and allowance for loan and lease losses and our loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Credit Losses on Loans to the unaudited consolidated financial statements.

Non-interest Income: Our non-interest income was $1.8 million for the three months ended March 31, 2023, a decrease of $293.0 thousand, compared to $2.1 million for the three months ended March 31, 2022. The decrease is primarily attributable to a decrease in service fees on deposit account of $101.0 thousand, primarily attributable to a decrease in our cannabis banking deposit accounts, as well as a decrease in loan fees of $97.0 thousand.

Non-interest Expense: Our non-interest expense increased $1.1 million to $6.8 million for the three months ended March 31, 2023, from $5.7 million for the three months ended March 31, 2022. The increase is primarily driven by a $953.0 thousand increase in compensation and a $139.0 thousand increase in OREO expense. The increase in compensation and benefits was mainly driven by an increase in salaries, an increase in pension cost, and a decrease in deferred origination costs. The increase in OREO costs is due to higher costs to maintain the properties, as well as legal expenses related to the OREO properties.

Income Tax: Income tax expense was $3.4 million on income before taxes of $14.6 million for the three months ended March 31, 2023, resulting in an effective tax rate of 23.6%, compared to income tax expense of $3.4 million on income before taxes of $13.5 million for the same period of 2022, resulting in an effective tax rate of 25.2%.

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

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,763,219	$24,545	5.65%	$1,468,889	$19,199	5.30%
Investment securities**	25,434	210	3.35%	27,623	189	2.77%
Interest bearing deposits	117,128	1,269	4.39%	534,886	248	0.19%
Total interest-earning assets	1,905,781	26,024	5.54%	2,031,398	19,636	3.92%
Other assets	80,113			77,969
Allowance for credit losses	(31,843)			(29,956)
Total assets	$1,954,051			$2,079,411
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$83,278	$130	0.63%	$98,576	$96	0.39%
Money markets	335,722	2,758	3.33%	351,625	450	0.52%
Savings	174,600	463	1.08%	187,943	163	0.35%
Time deposits	499,910	2,931	2.38%	562,777	1,104	0.80%
Brokered certificates of deposit	113,372	1,300	4.65%	9,120	27	1.20%
Total interest-bearing deposits	1,206,882	7,582	2.55%	1,210,041	1,840	0.62%
Borrowings	143,021	1,293	3.67%	120,899	696	2.33%
Total interest-bearing liabilities	1,349,903	8,875	2.67%	1,330,940	2,536	0.77%
Non-interest bearing deposits	316,365			497,733
Other liabilities	16,331			12,966
Total non-interest bearing liabilities	332,696			510,699
Equity	271,452			237,772
Total liabilities and shareholders’ equity	$1,954,051			$2,079,411
Net interest income		$17,149			$17,100
Interest rate spread			2.87%			3.15%
Net interest margin			3.65%			3.41%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLB and ACBB stock.

Financial Condition
General
At March 31, 2023, the Company’s total assets were $1.96 billion, a decrease of $20.7 million, or 1.0%, from December 31, 2022. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $36.2 million, partially offset by an increase in loans receivable. The decrease in cash and cash equivalents was primarily due to cash withdrawn from deposits, as well as an increase in loans receivable, partially offset by an increase in borrowings. Loans increased $11.2 million at March 31, 2023, primarily due to increases in loan balances classified as CRE owner occupied and residential 1-4 family, partially offset by a decrease in the construction loan portfolio, compared to the balances at December 31, 2022.

Total liabilities were $1.69 billion at March 31, 2023. This represented a $27.7 million, or 1.6%, decrease, from $1.72 billion at December 31, 2022. The decrease in total liabilities was primarily due to a decrease in total deposits, which decreased $112.2 million, or 7.1%, to $1.46 billion at March 31, 2023, from $1.58 billion at December 31, 2022. The decrease in deposits was attributable to a decrease in non-interest demand deposits of $75.4 million and savings of $35.9 million, partially offset by an increase in time deposits of $13.3 million.

Total equity was $273.1 million and $266.0 million at March 31, 2023 and December 31, 2022, respectively, an increase of $7.1 million from December 31, 2022. The increase was primarily due to the retention of earnings, partially offset by the payment of $2.2 million of cash dividends, and $2.1 million adoption of ASC 326.
The following table presents certain key condensed balance sheet data as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$145,974	$182,150	$(36,176)	(19.9)%
Investment securities	18,336	18,744	(408)	(2.2)%
Loans, net of unearned income	1,762,696	1,751,459	11,237	0.6%
Allowance for credit losses	(31,507)	(31,845)	338	(1.1)%
Total assets	1,964,245	1,984,915	(20,670)	(1.0)%
Total deposits	1,463,794	1,575,981	(112,187)	(7.1)%
FHLBNY borrowings	165,150	83,150	82,000	98.6%
Subordinated debt	42,969	42,921	48	0.1%
Total liabilities	1,691,139	1,718,881	(27,742)	(1.6)%
Total equity	273,106	266,034	7,072	2.7%
Total liabilities and equity	1,964,245	1,984,915	(20,670)	(1.0)%

Cash and cash equivalents

Cash and cash equivalents decreased $36.2 million to $146.0 million at March 31, 2023 from $182.2 million at December 31, 2022, a decrease of 19.9%. The decrease was primarily due to cash withdrawn from deposits and the funding of loans.
`
Investment securities

Total investment securities decreased to $18.3 million at March 31, 2023, from $18.7 million at December 31, 2022, a decrease of $408.0 thousand or 2.2%. The decrease was attributed to normal pay downs of $490.0 thousand, partially offset by an increase in the fair market valuation of $82.0 thousand. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $1.76 billion at March 31, 2023 from $1.75 billion at December 31, 2022. The increase was primarily due to increases in the CRE owner occupied and the residential - 1 to 4 family portfolios, partially offset by a decrease in the construction loan portfolio. Loans receivable, excluding loans held for sale, as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023		December 31, 2022
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$34,138	1.9%	$32,383	1.8%
Construction	169,375	9.6%	192,357	11.0%
Real Estate Mortgage:
Commercial – Owner Occupied	141,083	8.0%	125,950	7.2%
Commercial – Non-owner Occupied	379,140	21.5%	377,452	21.6%
Residential – 1 to 4 Family	442,110	25.2%	444,820	25.3%
Residential – 1 to 4 Family Investment	490,779	27.8%	476,210	27.2%
Residential – Multifamily	99,586	5.6%	95,556	5.5%
Consumer	6,485	0.4%	6,731	0.4%
Total Loans	$1,762,696	100.0%	$1,751,459	100.0%

Deposits

At March 31, 2023, total deposits decreased to $1.46 billion from $1.58 billion at December 31, 2022, a decrease of $112.2 million, or 7.1%. The decrease in deposits was primarily due to a decrease in non-interest bearing demand deposits, and a decrease in savings deposits, partially offset by an increase in time deposit accounts. The decrease in non-interest bearing demand deposits was mainly driven by withdrawals from our cannabis related deposits, which decreased $53.9 million, from $176.6 million at December 31, 2022 to $122.8 million at March 31, 2023, as well as a decrease in business checking of $11.7 million during the same time period.

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Noninterest-bearing	$277,128	$352,546
Interest-bearing
Checking	76,983	83,080
Savings	152,604	188,541
Money market	338,927	348,680
Time deposits	618,152	603,135
Total deposits	$1,463,794	$1,575,982
Estimated uninsured deposits	$560,630	$622,966

Borrowings
Total borrowings were $208.1 million at March 31, 2023 and $126.1 million at December 31, 2022. The increase in borrowings is due to the increase in Federal Home Loan Bank of New York ("FHLBNY") advances.

Equity

Total equity increased to $273.1 million at March 31, 2023 from $266.0 million at December 31, 2022, an increase of $7.1 million, or 2.7%, primarily due to the retention of earnings from the period, partially offset by $2.2 million of cash dividends, and $2.1 million adoption of ASC 326.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2023, our cash position was $146.0 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined IntraFi Financial Network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of March 31, 2023, the Company had lines of credit with the FHLBNY of $732.3 million, of which $165.2 million was outstanding, and an additional $50.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $517.1 million at March 31, 2023.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agencies and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At March 31, 2023, the Company's investment securities portfolio classified as available for sale was $9.0 million.

We had outstanding loan commitments of $133.9 million at March 31, 2023. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2023 and 2022.

Cash provided by operating activities was $10.5 million in the three months ended March 31, 2023, compared to $8.7 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in accrued interest payable and other accrued liabilities and the increase in net income, net of the decrease in the provision for credit losses.
Cash used in investing activities was $14.4 million in the three months ended March 31, 2023, compared to cash used in investing activities of $8.4 million in the same period last year. The increase in cash used in the investing activities was primarily due to the cash outflow from the increase in loans during the period, as well as the purchase of FHLBNY restricted stock.
Cash used in financing activities was $32.3 million in the three months ended March 31, 2023, compared to cash used in financing activities of $93.0 million in the same period of last year. The decrease in cash used in financing activities was driven by a net increase in FHLBNY borrowings of $82.0 million, partially offset by $112.2 million of cash outflows from the decrease in deposits.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $7.1 million at March 31, 2023, from December 31, 2022, primarily from the Company’s net income of

$11.1 million for the period, net of common and preferred stock dividends of $2.2 million and the adoption of ASC 326 of $2.1 million.
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
Under the capital rules issued by the Federal Banking agencies, which became effective in January 2015, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2023, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at March 31, 2023:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$286,529	14.66%	$315,662	16.15%
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

We have established a credit monitoring and tracking system and closely monitor economic conditions and loan performance trends to manage and evaluate our exposure to credit risk. The system supplements the credit review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit risk, loan delinquencies, loan modifications made to borrowers experiencing financial difficulty, nonperforming loans and potential problems loans.

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

Allowance for Credit Losses:

We maintain the allowance for credit losses at levels that we believe to be appropriate to absorb estimated probable credit losses incurred in the portfolios as of the balance sheet date. Refer to Note 4 - Loans and Allowance for Loan Credit Losses on Loans in the notes to the unaudited consolidated financial statements for further discussion on management's methodology for estimating the allowance for credit losses.
At March 31, 2023, the allowance for credit losses was $31.5 million, as compared to $31.8 million at December 31, 2022. The ratio of the allowance for credit losses to total loans was 1.79% and 1.82% at March 31, 2023 and December 31, 2022, respectively. The ratio of the allowance for credit losses to non-performing assets decreased to 176.9% at March 31, 2023, compared to 178.6% at December 31, 2022. During the three month periods ended March 31, 2023 and 2022, the Company did not charge off any loans, and recovered $5,000 and $136,000, respectively. Specific allowances for loan losses have been established in the amount of $398.0 thousand at March 31, 2023, as compared to $549.0 thousand at December 31, 2022. We have established reserves for all expected credit losses at March 31, 2023 and December 31, 2022. There can be no assurance, however, that further additions to the allowance will not be required in future periods.

On January 1, 2023, we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in an increase to the allowance for credit losses on loans of $1.9 million.
The Company estimates the loan credit allowance using an expected life of loss credit methodology in accordance with ASU 2016-13 Financial Instruments - Credit Losses. We recorded a credit loss recovery of $2.4 million during the three months ended March 31, 2023, of which $2.2 million related to the allowance for credit loss on loans, and $200.0 thousand related to the allowance for credit loss on unfunded commitments, compared to zero during the three months ended March 31, 2022.

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
Delinquent loans totaled $16.7 million, or 0.9% of total loans at March 31, 2023, an increase of $0.2 million from December 31, 2022. At March 31, 2023, loans 30 to 89 days delinquent totaled $579.0 thousand, an increase of $354.0 thousand from December 31, 2022. The increase in loans 30 to 89 days delinquent is mainly driven by an increase in residential 1 to 4 family loans that became delinquent during the quarter ended March 31, 2023. Loans delinquent 90 days or more and not accruing interest totaled $16.1 million or 0.9% of total loans at March 31, 2023, a decrease of $0.1 million from $16.3 million, or 0.9% of total loans, at December 31, 2022. The two largest nonperforming loan relationships as of March 31, 2023 were a $10.9 million and a $3.4 million owner occupied commercial real estate loan.

Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Allowance for Credit Losses: Our allowances for credit losses represents management's best estimate of probable losses inherent in our investment and loan portfolios, excluding those loans accounted for under fair value. Our process for determining the allowance for credit losses is discussed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

Our determination of the allowance for credit losses is based on periodic evaluations of the loan and lease portfolios and other relevant factors, broken down into vintage based on year of origination. These critical estimates include significant use of our own historical data and other qualitative, and quantitative data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. Our allowance for credit losses is comprised of two components, a specific allowance and a general calculation. A specific allowance is calculated for loans and leases that do not share similar risk characteristics with other financial assets, and include collateral dependent loans. A loan is considered to be collateral dependent when foreclosure of the underlying collateral is probable. Parke has elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty. The general based component covers loans and leases on which there are expected credit losses that are not yet individually identifiable. The allowance calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, projected industry outlook, and economic conditions.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. To the extent actual outcomes differ from our estimates, additional provision for loan and lease losses may be required that would reduce future earnings.

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

Effective January 1, 2023, the Company adopted CECL. The Company designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the foregoing, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2023.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	May 10, 2023	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2023	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)