Form 10-Q
period 2023-06-30
PARKE BANCORP, INC.
filed 2023-08-09
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023
or
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

Yes [☐ ]                No [☒]

As of August 4, 2023, there were 11,946,671 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$18,928	$27,165
Interest bearing deposits with banks	118,569	154,985
Cash and cash equivalents	137,497	182,150
Investment securities available for sale, at fair value	8,422	9,366
Investment securities held to maturity (fair value of $7,828 at June 30, 2023 and $7,805 at December 31, 2022)	9,336	9,378
Total investment securities	17,758	18,744
Loans, net of unearned income	1,786,046	1,751,459
Less: Allowance for credit losses	(32,015)	(31,845)
Net loans	1,754,031	1,719,614
Accrued interest receivable	8,066	8,768
Premises and equipment, net	5,749	5,958
Restricted stock	10,387	5,439
Bank owned life insurance (BOLI)	28,435	28,145
Deferred tax asset	9,894	9,184
Other real estate owned (OREO)	1,673	1,550
Other	8,976	5,363
Total assets	$1,982,466	$1,984,915
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$270,992	$352,546
Interest-bearing deposits	1,175,393	1,223,435
Total deposits	1,446,385	1,575,981
FHLBNY borrowings	186,150	83,150
FRB advances	10,000	—
Subordinated debentures	43,016	42,921
Accrued interest payable	3,730	2,664
Other	14,045	14,165
Total liabilities	1,703,326	1,718,881
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares outstanding at June 30, 2023 and December 31, 2022	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,231,193 shares and 12,225,097 shares at June 30, 2023 and December 31, 2022, respectively	1,223	1,223
Additional paid-in capital	136,447	136,201
Retained earnings	144,550	131,706
Accumulated other comprehensive loss	(510)	(526)
Treasury stock, 284,522 shares at June 30, 2023 and Dec. 31, 2022, at cost	(3,015)	(3,015)
Total shareholders’ equity	279,140	266,034
Total liabilities and shareholders' equity	$1,982,466	$1,984,915

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Interest income:
Interest and fees on loans	$25,763	$19,458	$50,307	$38,656
Interest and dividends on investments	227	182	437	371
Interest on deposits with banks	1,277	865	2,547	1,115
Total interest income	27,267	20,505	53,291	40,142
Interest expense:
Interest on deposits	9,079	1,809	16,661	3,650
Interest on borrowings	2,321	722	3,615	1,418
Total interest expense	11,400	2,531	20,276	5,068
Net interest income	15,867	17,974	33,015	35,074
Provision for (recovery of) credit losses	500	350	(1,900)	350
Net interest income after provision for (recovery of) credit losses	15,367	17,624	34,915	34,724
Non-interest income
Service fees on deposit accounts	931	1,313	2,146	2,629
Gain on sale of SBA loans	—	22	—	22
Other loan fees	241	441	419	716
Bank owned life insurance income	147	141	290	279
Net gain on sale and valuation adjustment of OREO	—	281	—	328
Other	277	316	523	616
Total non-interest income	1,596	2,514	3,378	4,590
Non-interest expense
Compensation and benefits	2,940	2,458	6,581	5,146
Professional services	494	541	1,087	1,092
Occupancy and equipment	645	624	1,290	1,269
Data processing	367	313	668	637
FDIC insurance and other assessments	347	259	573	546
OREO expense	198	56	370	90
Other operating expense	1,381	1,460	2,562	2,610
Total non-interest expense	6,372	5,711	13,131	11,390
Income before income tax expense	10,591	14,427	25,162	27,924
Income tax expense	2,461	3,689	5,902	7,095
Net income attributable to Company	8,130	10,738	19,260	20,829
Less: Preferred stock dividend	(7)	(7)	(14)	(14)
Net income available to common shareholders	$8,123	$10,731	$19,246	$20,815
Earnings per common share
Basic	$0.68	$0.90	$1.61	$1.75
Diluted	$0.67	$0.88	$1.59	$1.71
Weighted average common shares outstanding
Basic	11,945,424	11,914,454	11,944,794	11,909,892
Diluted	12,119,004	12,185,252	12,139,899	12,182,786

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$8,130	$10,738	$19,260	$20,829
Unrealized (loss) gain on investment securities	(61)	(99)	22	(683)
Tax impact on unrealized loss (gain)	16	25	(6)	176
Total unrealized (loss) gain on investment securities	(45)	(74)	16	(507)
Comprehensive income attributable to the Company	$8,085	$10,664	$19,276	$20,322

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods, ended June 30, 2023

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, March 31, 2023	$445	12,231,193	$1,223	$136,341	$138,577	$(465)	$(3,015)	$273,106
Net income	—	—	—	—	8,130	—	—	8,130
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Stock compensation expense	—	—	—	106	—	—	—	106
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)
Dividend on common stock (2)	—	—	—	—	(2,150)	—	—	(2,150)
Balance, June 30, 2023	$445	12,231,193	$1,223	$136,447	$144,550	$(510)	$(3,015)	$279,140
Six Months Ended
Balance, December 31, 2022	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	19,260	—	—	19,260
Common stock options exercised	—	6,096	—	33	—	—	—	33
Other comprehensive income	—	—	—	—	—	16	—	16
Stock compensation expense	—	—	—	213	—	—	—	213
Dividend on preferred stock (1)	—	—	—	—	(14)	—	—	(14)
Dividend on common stock (2)	—	—	—	—	(4,300)	—	—	(4,300)
Balance, June 30, 2023	$445	12,231,193	$1,223	$136,447	$144,550	$(510)	$(3,015)	$279,140
(1) Dividends per share of $15.00 and $30.00, respectively, were declared on series B preferred stock for the three and six months ended June 30, 2023.
(2) Dividends per share of $0.18 and $0.36, respectively, were declared on common stock outstanding for the three and six months ended June 30, 2023.

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods, ended June 30, 2022

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, March 31, 2022	$445	12,198,019	$1,220	$135,623	$106,194	$(188)	$(3,015)	$240,279
Net income	—	—	—	—	10,738	—	—	10,738
Common stock options exercised	—	1,464	—	11	—	—	—	11
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Stock compensation expense	—	—	—	75	—	—	—	75
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)
Dividend on common stock (2)	—	—	—	—	(1,905)	—	—	(1,905)
Balance, June 30, 2022	$445	12,199,483	$1,220	$135,709	$115,020	$(262)	$(3,015)	$249,117
Six Months Ended
Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361
Net income	—	—	—	—	20,829	—	—	20,829
Common stock options exercised	—	17,402	2	123	—	—	—	125
Other comprehensive loss	—	—	—	—	—	(507)	—	(507)
Stock compensation expense	—	—	—	135	—	—	—	135
Dividend on preferred stock (1)	—	—	—	—	(14)	—	—	(14)
Dividend on common stock (2)	—	—	—	—	(3,812)	—	—	(3,812)
Balance, June 30, 2022	$445	12,199,483	$1,220	$135,709	$115,020	$(262)	$(3,015)	$249,117
(1) Dividends per share of $15.00 and $30.00, respectively, were declared on series B preferred stock for the three and six months ended June 30, 2022.
(2) Dividends per share of $0.16 and $0.32, respectively, were declared on common stock outstanding for the three and six months ended June 30, 2022.

See accompanying notes to consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$19,260	$20,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	327
(Recovery of) provision for credit losses	(1,900)	350
Increase in value of bank owned life insurance	(290)	(279)
Gain on sale of SBA loans	—	(22)
SBA loans originated for sale	—	(261)
Proceeds from sale of SBA loans originated for sale	—	283
Net gain on sale of OREO and valuation adjustments	—	(328)
Net accretion of purchase premiums and discounts on securities	(17)	—
Stock based compensation	213	135
Net changes in:
(Increase) decrease in accrued interest receivable and other assets	(2,911)	1,677
Increase (decrease) in accrued interest payable and other accrued liabilities	186	(808)
Net cash provided by operating activities	14,716	21,903
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	953	1,739
Repayments and maturities of investment securities held to maturity	72	206
Net increase in loans	(34,698)	(63,104)
Sales (purchases) of bank premises and equipment	129	(56)
Proceeds from sale of OREO, net	—	1,887
Redemptions of restricted stock	855	—
Purchases of restricted stock	(5,803)	(82)
Net cash used in investing activities	(38,492)	(59,410)
Cash Flows from Financing Activities:
Cash dividends	(4,314)	(3,826)
Proceeds from exercise of stock options	33	125
Increase in FHLBNY short-term borrowings	103,000	—
Increase in Federal Reserve short-term borrowings	10,000	—
Net decrease in noninterest-bearing deposits	(81,554)	(100,511)
Net decrease in interest-bearing deposits	(48,042)	(61,593)
Net cash used in financing activities	(20,877)	(165,805)
Net decrease in cash and cash equivalents	(44,653)	(203,312)
Cash and Cash Equivalents, January 1,	182,150	596,553
Cash and Cash Equivalents, June 30,	$137,497	$393,241

Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,210	$5,186
Income taxes paid	$9,962	$6,619

Non-cash Investing and Financing Items
Loans transferred to OREO	$123	$71
Accrued dividends payable	$2,157	$2,157

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying interim financial statements for the three and six months ended June 30, 2023 and 2022 are unaudited. The balance sheet as of December 31, 2022, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full year or any other period.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for credit losses, the valuation of deferred income taxes, and the carrying value of other real estate owned ("OREO").

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

Recently Issued Accounting Pronouncements:

In March 2020, the FASB issued ASU No. 2020.-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance to entities for a limited period of time to ease the transition in accounting for and recognizing the effects of reference rate reform on financial reporting. Under the guidance, modifications of contracts due to reference rate reform will not require contract remeasurement or reassessment of a previous accounting determination. For hedge accounting, modification of critical terms of the hedge due to changes in reference rate reform will not affect hedge accounting or de-designate the hedging relationship. The guidance also provides specific expedients for fair value hedges, cash flow hedges, and excluded components. Further, the guidance provides a one-time election to sell or transfer held to maturity debt securities that are affected by the reference rate change. The guidance is effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2023 and December 31, 2022:

As of June 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	8,610	1	689	7,922
Total available for sale	$9,110	$1	$689	$8,422

Held to maturity:
Residential mortgage-backed securities	$5,482	$—	$1,082	$4,400
States and political subdivisions	3,854	35	461	3,428
Total held to maturity	$9,336	$35	$1,543	$7,828

As of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	9,575	3	712	8,866
Total available for sale	$10,075	$3	$712	$9,366

Held to maturity:
Residential mortgage-backed securities	$5,556	$—	$1,096	$4,460
States and political subdivisions	3,822	56	533	3,345
Total held to maturity	$9,378	$56	$1,629	$7,805

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2023 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$500	$500
Due after one year through five years	1,748	1,579
Due after five years through ten years	2,948	2,759
Due after ten years	3,914	3,584
Total available for sale	$9,110	$8,422

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,379	1,414
Due after five years through ten years	—	—
Due after ten years	7,957	6,414
Total held to maturity	$9,336	$7,828

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2023. The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

As of June 30, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$897	$21	$6,882	$668	$7,779	$689
Total available for sale	$897	$21	$6,882	$668	$7,779	$689
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,400	$1,082	$4,400	$1,082
States and political subdivisions	—	—	2,014	461	2,014	461
Total held to maturity	$—	$—	$6,414	$1,543	$6,414	$1,543

As of December 31, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,579	$576	$1,043	$136	$8,622	$712
Total available for sale	$7,579	$576	$1,043	$136	$8,622	$712
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,460	$1,096	$4,460	$1,096
States and political subdivisions	—	—	1,943	533	1,943	533
Total held to maturity	$—	$—	$6,403	$1,629	$6,403	$1,629

The Company’s unrealized loss for the debt securities is comprised of 11 securities in the less than 12 months loss position and 15 securities in the 12 months or greater loss position at June 30, 2023. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at June 30, 2023.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At June 30, 2023 and December 31, 2022, the Company had $1.79 billion and $1.75 billion, respectively, in loans receivable outstanding. Outstanding balances include a total net increase of $1.9 million and $1.9 million at June 30, 2023 and December 31, 2022, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at June 30, 2023 and December 31, 2022, consist of the following:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial and Industrial	$32,376	$32,383
Construction	184,157	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	143,079	125,950
Commercial – Non-owner Occupied	375,816	377,452
Residential – 1 to 4 Family	445,899	444,820
Residential – 1 to 4 Family Investment	500,077	476,210
Residential – Multifamily	98,521	95,556
Consumer	6,121	6,731
Total Loan receivable	1,786,046	1,751,459
Allowance for credit losses on loans	(32,015)	(31,845)
Total loan receivable, net of allowance for credit losses on loans	$1,754,031	$1,719,614

An age analysis of past due loans by class at June 30, 2023 and December 31, 2022 is as follows:

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$190	$190	$32,186	$32,376
Construction	—	—	1,091	1,091	183,066	184,157
Real Estate Mortgage:
Commercial – Owner Occupied	—	717	400	1,117	141,962	143,079
Commercial – Non-owner Occupied	—	274	17,153	17,427	358,389	375,816
Residential – 1 to 4 Family	174	—	—	174	445,725	445,899
Residential – 1 to 4 Family Investment	—	444	—	444	499,633	500,077
Residential – Multifamily	—	—	—	—	98,521	98,521
Consumer	79	—	—	79	6,042	6,121
Total Loans	$253	$1,435	$18,834	$20,522	$1,765,524	$1,786,046

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$89	$—	$89	$32,294	$32,383
Construction	—	—	1,091	1,091	191,266	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	125,550	125,950
Commercial – Non-owner Occupied	—	—	14,553	14,553	362,899	377,452
Residential – 1 to 4 Family	58	—	162	220	444,600	444,820
Residential – 1 to 4 Family Investment	—	—	—	—	476,210	476,210
Residential – Multifamily	—	—	—	—	95,556	95,556
Consumer	78	—	70	148	6,583	6,731
Total Loans	$136	$89	$16,276	$16,501	$1,734,958	$1,751,459

The following table provides the amortized cost of loans on nonaccrual status:

	June 30, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$190	$—	$190	$—	$190
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	—	400	400	—	400
Commercial - Non-owner Occupied	1,716	15,437	17,153	—	17,153
Residential - 1 to 4 Family	—	—	—	—	—
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$2,997	$15,837	$18,834	$—	$18,834

	December 31, 2022
(amounts in thousands)	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial and Industrial	$—	$—
Construction	1,091	—
Commercial - Owner Occupied	587	—
Commercial - Non-owner Occupied	19,568	—
Residential - 1 to 4 Family	417	—
Residential - 1 to 4 Family Investment	—	—
Residential - Multifamily	—	—
Consumer	70	—
Total	$21,733	$—
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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2023, the allowance for credit losses on off-balance sheet credit exposures was $760.0 thousand.

The following tables present the information regarding the allowance for credit losses and associated loan data by portfolio segment under the CECL model in accordance with ASC 326:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
Allowance for credit losses	(Dollars in thousands)
Three months ended June 30, 2023
March 31, 2023	$738	$3,599	$1,876	$8,076	$7,806	$8,070	$1,238	$104	$31,507
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	—	—	8
Provisions (benefits)	(156)	379	(7)	722	(96)	(330)	(6)	(6)	500
Ending Balance at June 30, 2023	$590	$3,978	$1,869	$8,798	$7,710	$7,740	$1,232	$98	$32,015

Allowance for credit losses
Six months ended June 30, 2023
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption ASC 326	168	1,899	(171)	(951)	1,782	(794)	(128)	53	1,858
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	10	—	2	—	—	—	—	—	12
Provisions (benefits)	22	(502)	(260)	40	(148)	(847)	13	(18)	(1,700)
Ending Balance at June 30, 2023	$590	$3,978	$1,869	$8,798	$7,710	$7,740	$1,232	$98	$32,015

During the quarter, the increase to provision for the Construction segment was due to an increase in the portfolio balance, while the increase in provision to the Commercial Non-owner Occupied segment was driven by an increase to the specific reserve. The credit provision during the quarter to the Commercial and Industrial and Residential 1-4 Family Investment segments were largely driven by declines or slowdowns to growth within the portfolio that lowered the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments.

For the six months ended June 30, 2023, the credit provision to the Construction, Commercial Owner Occupied, Residential 1 to 4 Family, and Residential 1 to 4 Family Investment segments was largely driven by declines or slowdowns to growth within the portfolio that lowered loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments, partially offset by increases in balances in the Construction and Residential 1 - 4 Family Investment segments.

The following tables present the information regarding the allowance for loan losses and associated loan data by portfolio segment under the incurred loss model:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended June 30, 2022
March 31, 2022	$509	$2,197	$3,012	$7,253	$7,477	$8,005	$1,415	$113	$29,981
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	2	100	2	—	13	—	—	—	117
Provisions (benefits)	40	(95)	(272)	296	(199)	915	(317)	(18)	350
Ending Balance at June 30, 2022	$551	$2,202	$2,742	$7,549	$7,291	$8,920	$1,098	$95	$30,448

Allowance for loan losses
Six months ended June 30, 2022
December 31, 2021	$417	$2,662	$2,997	$7,476	$7,045	$7,925	$1,215	$108	$29,845
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	8	100	5	—	134	—	6	—	253
Provisions (benefits)	126	(560)	(260)	73	112	995	(123)	(13)	350
Ending Balance at June 30, 2022	$551	$2,202	$2,742	$7,549	$7,291	$8,920	$1,098	$95	$30,448

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$4	$120	$22	$—	$—	$—	$146
Collectively evaluated for impairment	551	2,202	2,738	7,429	7,269	8,920	1,098	95	30,302
Ending Balance at June 30, 2022	$551	$2,202	$2,742	$7,549	$7,291	$8,920	$1,098	$95	$30,448

Loans
Individually evaluated for impairment	$158	$1,139	$2,364	$5,363	$490	$—	$—	$—	$9,514
Collectively evaluated for impairment	35,581	145,667	126,418	319,772	392,281	433,733	77,797	7,370	1,538,619
Ending Balance at June 30, 2022	$35,739	$146,806	$128,782	$325,135	$392,771	$433,733	$77,797	$7,370	$1,548,133

For the quarter, the increase to provision in the Commercial Non-owner Occupied and Residential 1 to 4 Family Investment segments were largely driven by increases to growth within the portfolio that increased the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments. The credit provisions to the Commercial Owner Occupied, Residential 1 to 4 Family, and Residential Multifamily segments were largely driven by declines or slowdowns to growth within the portfolio that lowered the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments.

For the year to date, the increase to provision in the Commercial and Industrial, Residential 1 to 4 Family, and 1 to 4 Family Investment Segments were largely driven by increases to growth within the portfolio that increased the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments. The credit provisions to the Construction, Commercial Owner Occupied, and Residential Multifamily segments were largely driven by declines or slowdowns to growth within the portfolio that lowered the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments, slightly offset by an increase in the national and local economic qualitative factor driven by deteriorating economic conditions during the second quarter of 2022.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at June 30, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$198	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	1,716	—	—
Residential - 1 to 4 Family	—	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$3,405	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of June 30, 2023 under the current expected credit loss model.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year					Revolving Loans at Amortized Cost Basis
As of June 30, 2023	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$1,124	$2,010	$156	$3,453	$8,123	$17,320	$32,186
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	190	—	190
Doubtful	—	—	—	—	—	—	—
	$1,124	$2,010	$156	$3,453	$8,313	$17,320	$32,376
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$326	$4,147	$4,466	$195	$—	$173,932	$183,066
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	1,091
Doubtful	—	—	—	—	—	—	—
	$326	$4,147	$4,466	$195	$—	$175,023	$184,157
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$18,811	$34,193	$13,306	$7,243	$57,610	$10,799	$141,962
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,117	—	1,117
Doubtful	—	—	—	—	—	—	—
	$18,811	$34,193	$13,306	$7,243	$58,727	$10,799	$143,079
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$6,503	$100,155	$38,659	$34,698	$178,199	$449	$358,663
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	17,153	—	17,153
Doubtful	—	—	—	—	—	—	—
	$6,503	$100,155	$38,659	$34,698	$195,352	$449	$375,816
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$31,510	$120,270	$64,194	$34,168	$194,597	$1,160	$445,899
Nonperforming	—	—	—	—	—	—	—
	$31,510	$120,270	$64,194	$34,168	$194,597	$1,160	$445,899

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$40,719	$143,539	$121,497	$52,990	$141,332	$—	$500,077
Nonperforming	—	—	—	—	—	—	—
	$40,719	$143,539	$121,497	$52,990	$141,332	$—	$500,077
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$498	$5,286	$27,340	$14,376	$51,021	$—	$98,521
OAEM	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—
	$498	$5,286	$27,340	$14,376	$51,021	$—	$98,521
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$—	$6,105	$16	$6,121
Nonperforming	—	—	—	—	—	—	—
	$—	$—	$—	$—	$6,105	$16	$6,121
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

As of June 30, 2023, the Company was in the process of foreclosing on $3.6 million in loans, consisting of one commercial and industrial loan, two commercial - owner occupied loans, and two commercial - non-owner occupied loans.

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

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing term extensions, interest rate reductions, or other forbearance modifications. In some cases, Parke provides multiple types of concessions on the same loan.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	June 30, 2023

(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Interest Rate Reduction	Other	Total	% of Total Loan Category
Commercial – Non-owner Occupied	$—	$—	$—	$15,584	$15,584	4.1%

Total	$—	$—	$—	$15,584	$15,584

As of June 30, 2023, Parke had no commitments to lend additional amounts to the borrowers included in the previous table.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of June 30, 2023:

Other
Commercial – Non-owner Occupied	Forbearance agreement made on two loans to the same borrower whereby the Company will receive all principal and interest due by the original maturity date and where the Company will not foreclose as long as payments are made as per the terms of the agreement.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There were no loans that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	June 30, 2023
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Total
Commercial – Non-owner Occupied	$15,584	$—	$—	$15,584

Total	$15,584	$—	$—	$15,584

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$8,130	$10,738	$19,260	$20,829
Less: Dividend on series B preferred stock	(7)	(7)	(14)	(14)
Net income available to common shareholders	8,123	10,731	19,246	20,815
Basic weighted-average common shares outstanding	11,945,424	11,914,454	11,944,794	11,909,892
Basic earnings per common share	$0.68	$0.90	$1.61	$1.75
Diluted earnings per common share
Net income available to common shares	$8,123	$10,731	$19,246	$20,815
Add: Dividend on series B preferred stock	7	7	14	14
Net income available to diluted common shares	8,130	10,738	19,260	20,829
Basic weighted-average common shares outstanding	11,945,424	11,914,454	11,944,794	11,909,892
Dilutive potential common shares	173,580	270,798	195,105	272,894
Diluted weighted-average common shares outstanding	12,119,004	12,185,252	12,139,899	12,182,786
Diluted earnings per common share	$0.67	$0.88	$1.59	$1.71

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

Investments in Available for Sale Securities:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 include mortgage-backed securities, and corporate debt obligations.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of June 30, 2023
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	7,922	—	7,922
Total	$—	$8,422	$—	$8,422
As of December 31, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	8,866	—	8,866
Total	$—	$9,366	$—	$9,366

For the six months ended June 30, 2023, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2023 and 2022.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2023
Collateral-dependent loans	$—	$—	$1,091	$1,091
OREO	—	—	1,673	1,673
As of December 31, 2022
Collateral-dependent loans	$—	$—	$1,091	$1,091
OREO	—	—	1,550	1,550

Collateral-dependent loans are those loans that are accounted for under ASC 326, Financial Instruments - Credit Losses ("ASC 326"), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans. These assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These instruments include cash and cash equivalents, accrued interest receivable, bank owned life insurance, Federal Home Loan Bank of New York ("FHLBNY") restricted stock, demand and other non-maturity deposits and accrued interest payable, and they are considered to be level 1 measurements.

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at June 30, 2023 and December 31, 2022:

June 30, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,336	$7,828	$—	$7,828	$—
Loans, net	1,754,031	1,715,348	—	1,698,409	16,939

Financial Liabilities:
Time deposits	$619,759	$627,109	$—	$627,109	$—
Borrowings	239,166	243,258	—	243,258	—

December 31, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,378	$7,805	$—	$7,805	$—
Loans, net	1,719,614	1,661,974	—	1,641,444	20,530

Financial Liabilities:
Time deposits	$603,135	$609,097	$—	$609,097	$—
Borrowings	126,071	127,254	—	127,254	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2023. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of June 30, 2023 and December 31, 2022, unused commitments to extend credit amounted to approximately $124.9 million and $159.0 million, respectively. At June 30, 2023, the allowance for credit losses on off-balance sheet credit exposures was $760.0 thousand.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2023 and December 31, 2022, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On April 5, 2023, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $50.0 million. The MLOC is used to pledge against public deposits and expires on July 5, 2023. There were no outstanding borrowings on the letter of credit as of June 30, 2023.

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

At June 30, 2023 and December 31, 2022, deposit balances from cannabis customers were approximately $111.6 million and $177.3 million, or 7.7% and 11.3% of total deposits, respectively, with three customers accounting for 49.2% and 36.9% of the total at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, there were cannabis-related loans in the amounts of $19.5 million and $3.8 million, respectively.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Throughout this report, "Parke Bancorp" and "the Company" refer to Parke Bancorp Inc., and its consolidated subsidiaries. The Company is collectively referred to as "we", "us" or "our". Parke Bank is referred to as the "Bank".

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

During 2022, the Federal Reserve took unprecedented action during the year to restrain inflation and improve the stability of the economy by raising the target federal funds rate several times from 25 basis points in the beginning of the year to 75 basis points toward the end of the year and brought the benchmark interest rates up by a collective 4.50 percent. During the first quarter 2023, the Federal Reserve increased the target federal funds rate another 0.25 percent and further increased the target federal funds rate another 0.25 percent in May 2023. At its June 2023 meeting, the Federal Reserve left interest rates unchanged for the first time since March 2022, in order to give themselves time to assess the still developing effects of previous increases in interest rates and borrowing costs. However, on July 26, 2023, the Federal Reserve increased the target funds rate another 0.25 percent. The Federal Reserve has indicated that it may further increase the target federal funds rate in the second half 2023 in an attempt to reduce inflation. Any substantial or unexpected change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

At June 30, 2023, we had total assets of $1.98 billion, and total equity of $279.1 million. Net income available to common shareholders for the three and six months ended June 30, 2023 was $8.1 million and $19.3 million, respectively.

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Income: Our net income available to common shareholders for the second quarter of 2023 decreased $2.6 million, or 24.3%, to $8.1 million, compared to $10.7 million for the same period last year. Earnings per share were $0.68 per basic common share and $0.67 per diluted common share for the second quarter of 2023 compared to $0.90 per basic common share and $0.88 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from a $2.1 million decrease in net interest income, a $918.0 thousand decrease in non-interest income, and a $659.0 thousand increase in non-interest expense.

Net Interest Income: Our net interest income was $15.9 million for the second quarter of 2023 compared to $18.0 million for the second quarter of 2022, a decrease of $2.1 million, or 11.7%. Interest income increased $6.8 million, or 33.0%, during the three months ended June 30, 2023 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $6.3 million in interest and fees on loans, due to higher loan balances and market interest rates, as well as a $412.0 thousand increase in interest on deposits with banks. The increase in interest income was offset by an increase in interest expense of $8.9 million, or 350.5%, due to an increase in market interest rates on deposits and the mix of deposits of $7.3 million and an increase in interest on borrowings of $1.6 million, due to an increase in borrowing levels at market interest rates.

Provision for credit losses: For the three months ended June 30, 2023, the provision for credit losses was $500.0 thousand, compared to $350.0 thousand for the three months ended June 30, 2022. The provision for credit losses during the second quarter of 2023 was primarily driven by an increase in outstanding loan balances, and specific reserves required on a collateral-dependent loan.

Non-interest Income: Our non-interest income was $1.6 million for the three months ended June 30, 2023, a decrease of $918.0 thousand, compared to $2.5 million for the three months ended June 30, 2022. The decrease is primarily attributable to a decrease in service fees on deposit account of $382.0 thousand, primarily attributable to a decrease in our cannabis banking deposit accounts, a decrease in gain on the sale of OREO of $281.0 thousand, as well as a decrease in loan fees of $200.0 thousand.

Non-interest Expense: Our non-interest expense increased $661.0 thousand, or 11.5%, to $6.4 million for the three months ended June 30, 2023, from $5.7 million for the three months ended June 30, 2022. The increase in non-interest expense was primarily driven by a $482.0 thousand increase in compensation and benefits and a $141.0 thousand increase in OREO expense. The increase in compensation and benefits was mainly driven by an increase in salaries, and a decrease in deferred origination costs attributed to lower loan origination volume. The increase in OREO costs is due to higher costs to maintain the properties, as well as legal expenses related to the OREO properties.

Income Tax: Income tax expense was $2.5 million on income before taxes of $10.6 million for the three months ended June 30, 2023, resulting in an effective tax rate of 23.2%, compared to income tax expense of $3.7 million on income before taxes of $14.4 million for the same period of 2022, resulting in an effective tax rate of 25.6%.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net income: Our net income available to common shareholders for the six months ended June 30, 2023 decreased $1.6 million, or 7.5%, to $19.2 million compared to $20.8 million for the six months ended June 30, 2022. Earnings per share were $1.61 per basic common share and $1.59 per diluted common share for the six months ended June 30, 2023 compared to $1.75 per basic common share and $1.71 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from a decrease in net interest income of $2.1 million, a decrease in non-interest income of $1.2 million, and an increase in non-interest expense of $1.7 million, partially offset by a decrease in the provision for credit losses of $2.4 million.

Net interest income: Our net interest income decreased $2.1 million, or 5.9%, to $33.0 million for the six months ended June 30, 2023, compared to $35.1 million for the same period last year. Interest income for the six months ended June 30, 2023, increased $13.1 million to $53.3 million, or 32.8%, from $40.1 million for the same period of 2022. The increase in interest income was primarily due to an increase in interest and fees on loans of $11.7 million due to an increase in market interest rates and balances outstanding, and an increase in interest earned on Federal Reserve Bank ("FRB") deposits of $1.4 million. Interest expense increased $15.2 million, or 300.1%, for the year to date June 30, 2023, compared to the same period in 2022, primarily due to an increase in interest paid on deposits of $13.0 million, or 356.5%, primarily due to an increase in market interest rates and a shift in deposit mix. Further contributing to the increase in interest expense was an increase in interest on borrowings of $2.2 million, or 155.0%, due to an increase in borrowing levels and higher market interest rates.

Provision for credit losses: The provision for credit losses was a recovery of $1.9 million for the six months ended June 30, 2023 compared to a provision for credit losses of $350.0 thousand for the six months ended June 30, 2022. The recovery in the provision for credit losses for the six months ended June 30, 2023 was primarily related to decreases in loss factors related to the construction, commercial owner occupied, and residential 1 to 4 family investment portfolios from December 31, 2022, partially offset by increases in outstanding balance. On January 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in an increase to the allowance for credit losses of $1.9 million. For more information about our provision for credit losses and our allowance for loan and lease losses and loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Credit Losses on Loans to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $3.4 million for the six months ended June 30, 2023, a decrease of $1.2 million, or 26.4%, compared to $4.6 million for the same period last year. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $483.0 thousand, a decrease in the gain on the sale of OREO assets of $328.0 thousand, and a decrease in other loan fees of $297.0 thousand. Fee income for the six months ended June 30, 2023 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $2.0 million, compared to $2.5 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying Consolidated Statements of Income.

Non-interest expense: Our non-interest expense increased $1.7 million to $13.1 million for the six months ended June 30, 2023, from $11.4 million for the six months ended June 30, 2022. The increase was primarily due to an increase in compensation and benefits of $1.4 million, as well as OREO expense of $281.0 thousand. The increase in compensation and benefits was primarily driven by an increase in salary expense of $681.5 thousand, and a decrease in deferred origination costs of $554.0 thousand, as a result of lower loan origination volume. The increase in OREO costs is due to the increase in costs associated with the management and disposition of our foreclosed properties.

Income Tax: Income tax expense was $5.9 million on income before taxes of $25.2 million for the six months ended June 30, 2023, resulting in an effective tax rate of 23.5%, compared to income tax expense of $7.1 million on income before taxes of $27.9 million for the same period of 2022, resulting in an effective tax rate of 25.4%.

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

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,770,151	$25,763	5.84%	$1,516,120	$19,458	5.15%
Investment securities**	28,317	227	3.22%	26,785	182	2.73%
Interest bearing deposits	106,170	1,277	4.82%	427,463	865	0.81%
Total interest-earning assets	1,904,638	27,267	5.74%	1,970,368	20,505	4.17%
Other assets	79,378			79,290
Allowance for credit losses	(31,514)			(30,076)
Total assets	$1,952,502			$2,019,582
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$75,527	$117	0.62%	$97,368	$99	0.41%
Money markets	339,266	3,310	3.91%	362,369	521	0.58%
Savings	139,664	445	1.28%	201,917	177	0.35%
Time deposits	509,816	3,861	3.04%	511,667	985	0.77%
Brokered certificates of deposit	111,682	1,346	4.83%	8,918	27	1.21%
Total interest-bearing deposits	1,175,955	9,079	3.10%	1,182,239	1,809	0.61%
Borrowings	215,520	2,321	4.32%	120,945	722	2.39%
Total interest-bearing liabilities	1,391,475	11,400	3.29%	1,303,184	2,531	0.78%
Non-interest bearing deposits	266,531			456,868
Other liabilities	16,516			13,643
Total non-interest bearing liabilities	283,047			470,511
Equity	277,980			245,887
Total liabilities and shareholders’ equity	$1,952,502			$2,019,582
Net interest income		$15,867			$17,974
Interest rate spread			2.45%			3.39%
Net interest margin			3.34%			3.66%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLB and ACBB stock.

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,766,704	$50,307	5.74%	$1,492,635	$38,656	5.22%
Investment securities**	26,883	437	3.28%	27,201	371	2.75%
Interest bearing deposits	111,619	2,547	4.60%	480,878	1,115	0.47%
Total interest-earning assets	1,905,206	53,291	5.64%	2,000,714	40,142	4.05%
Other assets	79,744			78,633
Allowance for credit losses	(31,677)			(30,016)
Total assets	$1,953,273			$2,049,331
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$79,381	$247	0.63%	$97,969	$195	0.40%
Money markets	337,504	6,068	3.63%	357,026	971	0.55%
Savings	157,035	907	1.16%	194,968	339	0.35%
Time deposits	504,891	6,792	2.71%	537,081	2,090	0.78%
Brokered certificates of deposit	112,522	2,647	4.74%	9,019	55	1.23%
Total interest-bearing deposits	1,191,333	16,661	2.82%	1,196,063	3,650	0.62%
Borrowings	179,471	3,615	4.06%	120,922	1,418	2.36%
Total interest-bearing liabilities	1,370,804	20,276	2.98%	1,316,985	5,068	0.78%
Non-interest bearing deposits	291,310			477,188
Other liabilities	16,425			13,306
Total non-interest bearing liabilities	307,735			490,494
Equity	274,734			241,852
Total liabilities and shareholders’ equity	$1,953,273			$2,049,331
Net interest income		$33,015			$35,074
Interest rate spread			2.66%			3.27%
Net interest margin			3.49%			3.54%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLB and ACBB stock.

Financial Condition
General
At June 30, 2023, the Company’s total assets were $1.98 billion, a decrease of $2.4 million, or 0.1%, from December 31, 2022. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $44.7 million, partially offset by an increase in loans receivable, and an increase in FHLBNY restricted stock, and other assets. The decrease in cash and cash equivalents was primarily due to cash withdrawn from deposits, as well as an increase in loans receivable, partially offset by an increase in borrowings. Loans increased $34.6 million at June 30, 2023, primarily due to increases in loan balances classified as CRE owner occupied and residential 1-4 family investment, partially offset by a decrease in the construction loan portfolio, compared to the balances at December 31, 2022.

Total liabilities were $1.70 billion at June 30, 2023. This represented a $15.6 million, or 0.9%, decrease, from $1.72 billion at December 31, 2022. The decrease in total liabilities was primarily due to a decrease in total deposits, which decreased $129.6 million, or 8.2%, to $1.45 billion at June 30, 2023, from $1.58 billion at December 31, 2022. The decrease in deposits was attributable to a decrease in non-interest demand deposits of $81.6 million and savings deposits of $59.6 million, partially offset by an increase in time deposits of $21.5 million, an increase in interest checking deposits of $16.5 million, and an increase in money market balances of $11.4 million. The decrease in total deposits was partially offset by an increase in borrowings of $113.0 million, driven by an increase in FHLBNY advances of $103.0 million, and an increase in FRB advances of $10.0 million.

Total equity was $279.1 million and $266.0 million at June 30, 2023 and December 31, 2022, respectively, an increase of $13.1 million from December 31, 2022. The increase was primarily due to the retention of earnings, partially offset by the payment of $4.3 million of cash dividends, and $2.1 million adoption of ASC 326.

The following table presents certain key condensed balance sheet data as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$137,497	$182,150	$(44,653)	(24.5)%
Investment securities	17,758	18,744	(986)	(5.3)%
Loans, net of unearned income	1,786,046	1,751,459	34,587	2.0%
Allowance for credit losses	(32,015)	(31,845)	(170)	0.5%
Total assets	1,982,466	1,984,915	(2,449)	(0.1)%
Total deposits	1,446,385	1,575,981	(129,596)	(8.2)%
FHLBNY borrowings	186,150	83,150	103,000	123.9%
FRB Advances	10,000	—	10,000	100.0%
Subordinated debt	43,016	42,921	95	0.2%
Total liabilities	1,703,326	1,718,881	(15,555)	(0.9)%
Total equity	279,140	266,034	13,106	4.9%
Total liabilities and equity	1,982,466	1,984,915	(2,449)	(0.1)%

Cash and cash equivalents

Cash and cash equivalents decreased $44.7 million to $137.5 million at June 30, 2023 from $182.2 million at December 31, 2022, a decrease of 24.5%. The decrease was primarily due to cash withdrawn from deposits and the funding of loans, partially offset by an increase in borrowings.

Investment securities

Total investment securities decreased to $17.8 million at June 30, 2023, from $18.7 million at December 31, 2022, a decrease of $986.0 thousand or 5.3%. The decrease was attributed to normal pay downs of $1.0 million, partially offset by an increase in the fair market valuation of $22.0 thousand. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $1.79 billion at June 30, 2023 from $1.75 billion at December 31, 2022. The increase was primarily due to increases in the CRE owner occupied loans and residential - 1 to 4 family investment loans, partially offset by a decrease in the construction loan portfolio. Loans receivable, excluding loans held for sale, as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30, 2023		December 31, 2022
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$32,376	1.8%	$32,383	1.8%
Construction	184,157	10.3%	192,357	11.0%
Real Estate Mortgage:
Commercial – Owner Occupied	143,079	8.0%	125,950	7.2%
Commercial – Non-owner Occupied	375,816	21.0%	377,452	21.6%
Residential – 1 to 4 Family	445,899	25.1%	444,820	25.3%
Residential – 1 to 4 Family Investment	500,077	28.0%	476,210	27.2%
Residential – Multifamily	98,521	5.5%	95,556	5.5%
Consumer	6,121	0.3%	6,731	0.4%
Total Loans	$1,786,046	100.0%	$1,751,459	100.0%

Deposits

At June 30, 2023, total deposits decreased to $1.45 billion from $1.58 billion at December 31, 2022, a decrease of $129.6 million, or 8.2%. The decrease in deposits was primarily due to a decrease in non-interest bearing demand deposits, and a decrease in savings deposits, partially offset by increases in money market and time deposit accounts. The decrease in non-interest bearing demand deposits was mainly driven by withdrawals from our cannabis related deposits, which decreased $65.7 million, from $177.3 million at December 31, 2022, to $111.6 million at June 30, 2023, as well as a decrease in business checking of $12.8 million during the same time period.

	June 30,	December 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$270,992	$352,546	$(81,554)	(23.1)%
Interest-bearing
Checking	66,622	83,080	(16,458)	(19.8)%
Savings	128,976	188,541	(59,565)	(31.6)%
Money market	360,036	348,680	11,356	3.3%
Time deposits	619,759	603,135	16,624	2.8%
Total deposits	$1,446,385	$1,575,982	$(129,597)	(8.2)%
Estimated uninsured deposits	$524,542	$622,966	$(98,424)	(15.8)%

Borrowings
Total borrowings were $239.2 million at June 30, 2023 and $126.1 million at December 31, 2022. The increase in borrowings is due to the increase of $103.0 million in FHLBNY advances, and $10.0 million in FRB advances. $128.0 million of the outstanding FHLBNY advances, and the $10.0 million FRB advances have short-term maturities.

Equity

Total equity increased to $279.1 million at June 30, 2023 from $266.0 million at December 31, 2022, an increase of $13.1 million, or 4.9%, primarily due to the retention of earnings from the period, partially offset by $4.3 million of cash dividends, and $2.1 million adoption of ASC 326.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2023, our cash position was $137.5 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined IntraFi Financial Network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to brokered deposits and can be obtained within a shorter period of time than brokered deposits. As of June 30, 2023, the Company had $119.4 million of brokered deposits sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of June 30, 2023, the Company had lines of credit with the FHLBNY of $957.5 million, of which $186.2 million was outstanding, and an additional $50.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $721.4 million at June 30, 2023.

In the second quarter of 2023, we opened a secured borrowing line with the FRB under the Bank Term Funding Program ("BTFP"). The BTFP is secured by certain eligible investment securities. As of June 30, 2023, we had a line of credit under this program of $13.8 million, of which $10.0 million was outstanding. The remaining borrowing capacity under this program was $3.8 million as of June 30, 2023.

We had outstanding loan commitments of $124.9 million at June 30, 2023. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2023 and 2022.

Cash provided by operating activities was $14.7 million in the six months ended June 30, 2023, compared to $21.9 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the increase in accrued interest receivable, the recovery of provision for credit losses, and the decrease in net income.
Cash used in investing activities was $38.5 million in the six months ended June 30, 2023, compared to cash used in investing activities of $59.4 million in the same period last year. The decrease in cash used in the investing activities was primarily due to the decrease in cash outflow from the origination of loans during the period, partially offset by the net purchase of FHLBNY restricted stock.
Cash used in financing activities was $20.9 million in the six months ended June 30, 2023, compared to cash used in financing activities of $165.8 million in the same period of last year. The decrease in cash used in financing activities was driven by a net increase in FHLBNY borrowings of $103.0 million, an increase in FRB advances of $10.0 million, a decrease in the withdrawal of noninterest-bearing deposits of $19.0 million, and a decrease in the withdrawal of interest-bearing deposits of $13.6 million.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $13.1 million at June 30, 2023, from December 31, 2022, primarily from the Company’s net income of

$19.3 million for the period, net of common and preferred stock dividends of $4.3 million and the adoption of ASC 326 of $2.1 million.
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
Under the capital rules issued by the Federal Banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2023, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at June 30, 2023:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$292,608	14.99%	$321,286	16.46%

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

There were no repurchases of our common stock during the three months ended June 30, 2023.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	August 9, 2023	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2023	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)