Form 10-Q
period 2023-09-30
PARKE BANCORP, INC.
filed 2023-11-08
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023
or
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

Yes [☐ ]                No [☒]

As of November 6, 2023, there were 11,946,671 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$10,669	$27,165
Interest bearing deposits with banks	116,071	154,985
Cash and cash equivalents	126,740	182,150
Investment securities available for sale, at fair value	7,271	9,366
Investment securities held to maturity (fair value of $7,285 at September 30, 2023 and $7,805 at December 31, 2022)	9,319	9,378
Total investment securities	16,590	18,744
Loans, net of unearned income	1,800,023	1,751,459
Less: Allowance for credit losses	(32,319)	(31,845)
Net loans	1,767,704	1,719,614
Accrued interest receivable	8,267	8,768
Premises and equipment, net	5,665	5,958
Restricted stock	7,025	5,439
Bank owned life insurance (BOLI)	28,587	28,144
Deferred tax asset	9,940	9,184
Other real estate owned (OREO)	1,550	1,550
Other	11,604	5,364
Total assets	$1,983,672	$1,984,915
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$231,116	$352,546
Interest-bearing deposits	1,301,865	1,223,435
Total deposits	1,532,981	1,575,981
FHLBNY borrowings	111,150	83,150
Subordinated debentures	43,063	42,921
Accrued interest payable	3,843	2,664
Other	14,656	14,165
Total liabilities	1,705,693	1,718,881
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 445 shares outstanding at September 30, 2023 and December 31, 2022	445	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,231,193 shares and 12,225,097 shares at September 30, 2023 and December 31, 2022, respectively	1,223	1,223
Additional paid-in capital	136,547	136,201
Retained earnings	143,422	131,706
Accumulated other comprehensive loss	(643)	(526)
Treasury stock, 284,522 shares at September 30, 2023 and December 31, 2022, at cost	(3,015)	(3,015)
Total shareholders’ equity	277,979	266,034
Total liabilities and shareholders' equity	$1,983,672	$1,984,915

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Interest income:
Interest and fees on loans	$27,294	$20,854	$77,602	$59,511
Interest and dividends on investments	308	194	745	565
Interest on deposits with banks	1,512	1,290	4,059	2,404
Total interest income	29,114	22,338	82,406	62,480
Interest expense:
Interest on deposits	11,385	2,284	28,046	5,893
Interest on borrowings	2,046	758	5,661	2,176
Total interest expense	13,431	3,042	33,707	8,069
Net interest income	15,683	19,296	48,699	54,411
Provision for (recovery of) credit losses	300	600	(1,600)	950
Net interest income after provision for (recovery of) credit losses	15,383	18,696	50,299	53,461
Non-interest income
Service fees on deposit accounts	1,003	1,133	3,149	3,762
Gain on sale of SBA loans	—	76	—	98
Other loan fees	192	422	611	1,138
Bank owned life insurance income	153	144	443	424
Net gain on sale and valuation adjustment of OREO	38	—	38	328
Other	449	253	972	827
Total non-interest income	1,835	2,028	5,213	6,577
Non-interest expense
Compensation and benefits	2,834	2,819	9,414	7,964
Professional services	659	578	1,746	1,670
Occupancy and equipment	649	621	1,938	1,891
Data processing	368	348	1,037	985
FDIC insurance and other assessments	388	265	960	811
OREO expense	240	314	610	404
Other operating expense	10,711	1,347	13,276	3,957
Total non-interest expense	15,849	6,292	28,981	17,682
Income before income tax expense	1,369	14,432	26,531	42,356
Income tax expense	340	3,892	6,242	10,987
Net income attributable to Company	1,029	10,540	20,289	31,369
Less: Preferred stock dividend	(7)	(7)	(20)	(20)
Net income available to common shareholders	$1,022	$10,533	$20,269	$31,349
Earnings per common share
Basic	$0.09	$0.88	$1.70	$2.63
Diluted	$0.08	$0.87	$1.67	$2.58
Weighted average common shares outstanding
Basic	11,945,844	11,919,472	11,945,144	11,913,085
Diluted	12,131,825	12,170,144	12,137,208	12,178,572

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to the Company	$1,029	$10,540	$20,289	$31,369
Unrealized loss on investment securities	(179)	(478)	(157)	(1,161)
Tax impact on unrealized loss	46	123	40	299
Total unrealized loss on investment securities	(133)	(355)	(117)	(862)
Comprehensive income attributable to the Company	$896	$10,185	$20,172	$30,507

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods, ended September 30, 2023

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, June 30, 2023	$445	12,231,193	$1,223	$136,447	$144,550	$(510)	$(3,015)	$279,140
Net income	—	—	—	—	1,029	—	—	1,029
Other comprehensive loss	—	—	—	—	—	(133)	—	(133)
Stock compensation expense	—	—	—	100	—	—	—	100
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)
Dividend on common stock (2)	—	—	—	—	(2,150)	—	—	(2,150)
Balance, September 30, 2023	$445	12,231,193	$1,223	$136,547	$143,422	$(643)	$(3,015)	$277,979
Nine Months Ended
Balance, December 31, 2022	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	20,289	—	—	20,289
Common stock options exercised	—	6,096	—	33	—	—	—	33
Other comprehensive loss	—	—	—	—	—	(117)	—	(117)
Stock compensation expense	—	—	—	313	—	—	—	313
Dividend on preferred stock (1)	—	—	—	—	(20)	—	—	(20)
Dividend on common stock (2)	—	—	—	—	(6,451)	—	—	(6,451)
Balance, September 30, 2023	$445	12,231,193	$1,223	$136,547	$143,422	$(643)	$(3,015)	$277,979
(1) Dividends per share of $15.00 and $45.00, respectively, were declared on series B preferred stock for the three and nine months ended September 30, 2023.
(2) Dividends per share of $0.18 and $0.54, respectively, were declared on common stock outstanding for the three and nine months ended September 30, 2023.

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods, ended September 30, 2022

	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, June 30, 2022	$445	12,199,483	$1,220	$135,709	$115,020	$(262)	$(3,015)	$249,117
Net income	—	—	—	—	10,540	—	—	10,540
Common stock options exercised	—	7,614	1	59	—	—	—	60
Other comprehensive loss	—	—	—	—	—	(355)	—	(355)
Stock compensation expense	—	—	—	117	—	—	—	117
Dividend on preferred stock (1)	—	—	—	—	(7)	—	—	(7)
Dividend on common stock (2)	—	—	—	—	(2,144)	—	—	(2,144)
Balance, September 30, 2022	$445	12,207,097	$1,221	$135,885	$123,409	$(617)	$(3,015)	$257,328
Nine Months Ended
Balance, December 31, 2021	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361
Net income	—	—	—	—	31,369	—	—	31,369
Common stock options exercised	—	25,016	3	182	—	—	—	185
Other comprehensive loss	—	—	—	—	—	(862)	—	(862)
Stock compensation expense	—	—	—	252	—	—	—	252
Dividend on preferred stock (1)	—	—	—	—	(20)	—	—	(20)
Dividend on common stock (2)	—	—	—	—	(5,957)	—	—	(5,957)
Balance, September 30, 2022	$445	12,207,097	$1,221	$135,885	$123,409	$(617)	$(3,015)	$257,328
(1) Dividends per share of $15.00 and $45.00, respectively, were declared on series B preferred stock for the three and nine months ended September 30, 2022.
(2) Dividends per share of $0.18 and $0.50, respectively, were declared on common stock outstanding for the three and nine months ended September 30, 2022.

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$20,289	$31,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	487
(Recovery of) provision for credit losses	(1,600)	950
Increase in value of bank owned life insurance	(443)	(424)
Gain on sale of SBA loans	—	(98)
SBA loans originated for sale	—	(1,723)
Proceeds from sale of SBA loans originated for sale	—	1,821
Net gain on sale of OREO and valuation adjustments	(38)	(328)
Net accretion of purchase premiums and discounts on securities	(28)	(4)
Stock based compensation	313	252
Net changes in:
(Increase) decrease in accrued interest receivable and other assets	(5,738)	226
Increase in accrued interest payable and other accrued liabilities	910	1,769
Net cash provided by operating activities	13,984	34,297
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,919	2,367
Repayments and maturities of investment securities held to maturity	105	380
Net increase in loans	(48,671)	(196,324)
Sales (purchases) of bank premises and equipment	116	(88)
Proceeds from sale of OREO, net	161	1,887
Redemptions of restricted stock	6,480	237
Purchases of restricted stock	(8,066)	(82)
Net cash used in investing activities	(47,956)	(191,623)
Cash Flows from Financing Activities:
Cash dividends	(6,471)	(7,887)
Proceeds from exercise of stock options	33	185
Increase in FHLBNY long-term borrowings	20,000	—
Net increase (decrease) in FHLBNY short-term borrowings	8,000	(5,000)
Net decrease in noninterest-bearing deposits	(121,430)	(159,957)
Net increase (decrease) in interest-bearing deposits	78,430	(73,224)
Net cash used in financing activities	(21,438)	(245,883)
Net decrease in cash and cash equivalents	(55,410)	(403,209)
Cash and Cash Equivalents, January 1,	182,150	596,553
Cash and Cash Equivalents, September 30,	$126,740	$193,344

Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,528	$8,590
Income taxes paid	$13,293	$9,638

Non-cash Investing and Financing Items
Loans transferred to OREO	$123	$2,008
Accrued dividends payable	$2,157	$2,151

See accompanying notes to the unaudited consolidated financial statements

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying interim financial statements for the three and nine months ended September 30, 2023 and 2022 are unaudited. The balance sheet as of December 31, 2022, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year or any other period.

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

Individually Assessed Loans and Leases

ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Parke, loans and leases which are identified to be individually assessed under CECL typically are those that are on non-accrual at the reporting date, and include collateral dependent loans.

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

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis.

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

The following table illustrates the impact of adopting ASC 326:

(Amounts in thousands)	January 1, 2023
Assets	Pre-adoption	Adoption Impact	As Reported
ACL on loans
Commercial and Industrial	$390	$168	$558
Construction	2,581	1,899	4,480
Commercial - Owner Occupied	2,298	(171)	2,127
Commercial - Non-owner Occupied	9,709	(951)	8,758
Residential - 1 to 4 Family	6,076	1,782	7,858
Residential - 1 to 4 Family Investment	9,381	(794)	8,587
Residential - Multifamily	1,347	(128)	1,219
Consumer	63	53	116
Total ACL on loans	31,845	1,858	33,703
Deferred Tax Assets	9,184	716	9,900
Liabilities
ACL for unfunded commitments	—	960	960
Equity
Retained Earnings	$131,706	$(2,102)	$129,604

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2023 and December 31, 2022:

As of September 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$8,137	$—	$866	$7,271
Total available for sale	$8,137	$—	$866	$7,271

Held to maturity:
Residential mortgage-backed securities	$5,449	$—	$1,388	$4,061
States and political subdivisions	3,870	—	646	3,224
Total held to maturity	$9,319	$—	$2,034	$7,285

As of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	9,575	3	712	8,866
Total available for sale	$10,075	$3	$712	$9,366

Held to maturity:
Residential mortgage-backed securities	$5,556	$—	$1,096	$4,460
States and political subdivisions	3,822	56	533	3,345
Total held to maturity	$9,378	$56	$1,629	$7,805

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2023 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,809	2,566
Due after five years through ten years	1,541	1,396
Due after ten years	3,787	3,309
Total available for sale	$8,137	$7,271

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,395	1,385
Due after five years through ten years	—	—
Due after ten years	7,924	5,900
Total held to maturity	$9,319	$7,285

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2023. The following tables show the gross unrealized losses and fair value of the Company's investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

As of September 30, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$230	$4	$7,041	$862	$7,271	$866
Total available for sale	$230	$4	$7,041	$862	$7,271	$866
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,061	$1,388	$4,061	$1,388
States and political subdivisions	—	—	3,224	646	3,224	646
Total held to maturity	$—	$—	$7,285	$2,034	$7,285	$2,034

As of December 31, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,579	$576	$1,043	$136	$8,622	$712
Total available for sale	$7,579	$576	$1,043	$136	$8,622	$712
Held to maturity:
Residential mortgage-backed securities	$—	$—	$4,460	$1,096	$4,460	$1,096
States and political subdivisions	—	—	1,943	533	1,943	533
Total held to maturity	$—	$—	$6,403	$1,629	$6,403	$1,629

The Company’s unrealized loss for the debt securities is comprised of 16 securities in the less than 12 months loss position and 19 securities in the 12 months or greater loss position at September 30, 2023. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at September 30, 2023.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At September 30, 2023 and December 31, 2022, the Company had $1.80 billion and $1.75 billion, respectively, in loans receivable outstanding. Outstanding balances include $2.2 million and $1.9 million at September 30, 2023 and December 31, 2022, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at September 30, 2023 and December 31, 2022, consist of the following:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial and Industrial	$31,968	$32,383
Construction	150,823	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	143,237	125,950
Commercial – Non-owner Occupied	384,222	377,452
Residential – 1 to 4 Family	461,070	444,820
Residential – 1 to 4 Family Investment	500,076	476,210
Residential – Multifamily	122,702	95,556
Consumer	5,925	6,731
Total Loan receivable	1,800,023	1,751,459
Allowance for credit losses on loans	(32,319)	(31,845)
Total loan receivable, net of allowance for credit losses on loans	$1,767,704	$1,719,614

An age analysis of past due loans by class at September 30, 2023 and December 31, 2022 is as follows:

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$468	$468	$31,500	$31,968
Construction	—	—	1,091	1,091	149,732	150,823
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	142,120	143,237
Commercial – Non-owner Occupied	—	2,678	17,062	19,740	364,482	384,222
Residential – 1 to 4 Family	186	1,290	—	1,476	459,594	461,070
Residential – 1 to 4 Family Investment	—	349	—	349	499,727	500,076
Residential – Multifamily	—	—	—	—	122,702	122,702
Consumer	16	—	—	16	5,909	5,925
Total Loans	$202	$4,317	$19,738	$24,257	$1,775,766	$1,800,023

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$89	$—	$89	$32,294	$32,383
Construction	—	—	1,091	1,091	191,266	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	125,550	125,950
Commercial – Non-owner Occupied	—	—	14,553	14,553	362,899	377,452
Residential – 1 to 4 Family	58	—	162	220	444,600	444,820
Residential – 1 to 4 Family Investment	—	—	—	—	476,210	476,210
Residential – Multifamily	—	—	—	—	95,556	95,556
Consumer	78	—	70	148	6,583	6,731
Total Loans	$136	$89	$16,276	$16,501	$1,734,958	$1,751,459

The following table provides the amortized cost of loans on nonaccrual status:

	September 30, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$468	$—	$468	$—	$468
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	13,370	3,692	17,062	—	17,062
Residential - 1 to 4 Family	—	—	—	—	—
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$15,646	$4,092	$19,738	$—	$19,738

	December 31, 2022
(amounts in thousands)	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial and Industrial	$—	$—
Construction	1,091	—
Commercial - Owner Occupied	587	—
Commercial - Non-owner Occupied	19,568	—
Residential - 1 to 4 Family	417	—
Residential - 1 to 4 Family Investment	—	—
Residential - Multifamily	—	—
Consumer	70	—
Total	$21,733	$—
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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2023, the allowance for credit losses on off-balance sheet credit exposures was $760.0 thousand.

The following tables present the information regarding the allowance for credit losses and associated loan data by portfolio segment under the CECL model in accordance with ASC 326:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
Allowance for credit losses	(Dollars in thousands)
Three months ended September 30, 2023
June 30, 2023	$590	$3,978	$1,869	$8,798	$7,710	$7,740	$1,232	$98	$32,015
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Provisions (benefits)	(79)	(833)	(153)	(276)	1,164	489	25	(37)	300
Ending Balance at September 30, 2023	$515	$3,145	$1,716	$8,522	$8,874	$8,229	$1,257	$61	$32,319

Allowance for credit losses
Nine months ended September 30, 2023
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption ASC 326	168	1,899	(171)	(951)	1,782	(794)	(128)	53	1,858
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	14	—	2	—	—	—	—	—	16
Provisions (benefits)	(57)	(1,335)	(413)	(236)	1,016	(358)	38	(55)	(1,400)
Ending Balance at September 30, 2023	$515	$3,145	$1,716	$8,522	$8,874	$8,229	$1,257	$61	$32,319

During the quarter, the increase to the Residential 1 to 4 Family and Residential 1 to 4 Family Investment portfolio's was due to an increase in the portfolio balances as well as an increase in the qualitative factor for the Residential 1 to 4 Family Residential portfolio driven by an increase in delinquent loan balances. The credit provision during the quarter to the Construction segment was mainly due to a decrease in the portfolio balance.

For the nine months ended September 30, 2023, the increase to the provision for the Residential 1 to 4 Family portfolio was mainly driven by an increase in the qualitative factor due to an increase in delinquent loan balances. The credit provision to the Construction and Residential 1 to 4 Family Investment segments was largely driven by declines or slowdowns to growth within the portfolio that lowered loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments, partially offset by an increase in the balance of the Residential 1 - 4 Family Investment segment. The credit provision for the Commercial Owner Occupied portfolio is attributed to a decrease in the historical vintage reserve rate.

The following tables present the information regarding the allowance for loan losses and associated loan data by portfolio segment under the incurred loss model:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
Allowance for loan losses	(Dollars in thousands)
Three months ended September 30, 2022
June 30, 2022	$551	$2,202	$2,742	$7,549	$7,291	$8,920	$1,098	$95	$30,448
Charge-offs	—	—	—	—	(66)	—	—	—	(66)
Recoveries	3	—	4	—	—	—	—	—	7
Provisions (benefits)	(137)	653	(140)	368	(424)	203	92	(15)	600
Ending Balance at September 30, 2022	$417	$2,855	$2,606	$7,917	$6,801	$9,123	$1,190	$80	$30,989

Allowance for loan losses
Nine months ended September 30, 2022
December 31, 2021	$417	$2,662	$2,997	$7,476	$7,045	$7,925	$1,215	$108	$29,845
Charge-offs	—	—	—	—	(66)	—	—	—	(66)
Recoveries	12	100	15	—	133	—	—	—	260
Provisions (benefits)	(12)	93	(406)	441	(311)	1,198	(25)	(28)	950
Ending Balance at September 30, 2022	$417	$2,855	$2,606	$7,917	$6,801	$9,123	$1,190	$80	$30,989

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$4	$125	$20	$—	$—	$—	$149
Collectively evaluated for impairment	417	2,855	2,602	7,792	6,781	9,123	1,190	80	30,840
Ending Balance at September 30, 2022	$417	$2,855	$2,606	$7,917	$6,801	$9,123	$1,190	$80	$30,989

Loans
Individually evaluated for impairment	$—	$1,139	$1,177	$19,655	$420	$—	$—	$70	$22,461
Collectively evaluated for impairment	29,407	192,972	128,929	327,888	431,646	460,922	78,162	6,970	1,656,896
Ending Balance at September 30, 2022	$29,407	$194,111	$130,106	$347,543	$432,066	$460,922	$78,162	$7,040	$1,679,357

The increase in the allowance for loan loss balance for the nine months ended September 30, 2022 in the residential 1 to 4 family investment and commercial non-owner occupied portfolio segments was primarily attributable to loan growth. The decrease in the allowance for loan loss balance in the commercial owner occupied portfolio segment for the nine months ended September 30, 2022 was due to decreases in non-performing balances.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at September 30, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$468	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	1,716	—	—
Residential - 1 to 4 Family	—	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$4,392	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of September 30, 2023 under the current expected credit loss model.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year					Revolving Loans at Amortized Cost Basis
As of September 30, 2023	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$4,435	$1,857	$109	$3,442	$7,550	$14,109	$31,502
OAEM	—	—	—	—	—	—	—
Substandard	—	466	—	—	—	—	466
Doubtful	—	—	—	—	—	—	—
	$4,435	$2,323	$109	$3,442	$7,550	$14,109	$31,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$324	$3,338	$4,500	$193	$—	$141,377	$149,732
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	1,091
Doubtful	—	—	—	—	—	—	—
	$324	$3,338	$4,500	$193	$—	$142,468	$150,823
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$19,546	$36,255	$21,678	$7,173	$55,090	$2,378	$142,120
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,117	—	1,117
Doubtful	—	—	—	—	—	—	—
	$19,546	$36,255	$21,678	$7,173	$56,207	$2,378	$143,237
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$14,572	$99,540	$41,751	$34,116	$175,389	$1,179	$366,547
OAEM	—	—	—	—	—	—	—
Substandard	—	—	—	—	17,675	—	17,675
Doubtful	—	—	—	—	—	—	—
	$14,572	$99,540	$41,751	$34,116	$193,064	$1,179	$384,222
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$46,213	$118,758	$63,059	$33,701	$195,472	$3,867	$461,070
Nonperforming	—	—	—	—	—	—	—
	$46,213	$118,758	$63,059	$33,701	$195,472	$3,867	$461,070

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$63,774	$141,343	$118,955	$51,438	$124,566	$—	$500,076
Nonperforming	—	—	—	—	—	—	—
	$63,774	$141,343	$118,955	$51,438	$124,566	$—	$500,076
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$497	$15,670	$43,669	$12,230	$50,636	$—	$122,702
OAEM	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—
	$497	$15,670	$43,669	$12,230	$50,636	$—	$122,702
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$—	$5,909	$16	$5,925
Nonperforming	—	—	—	—	—	—	—
	$—	$—	$—	$—	$5,909	$16	$5,925
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—

As of September 30, 2023, the Company was in the process of foreclosing on $2.8 million in loans, consisting of two commercial - owner occupied loans, and two commercial - non-owner occupied loans.

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	September 30, 2023

(Dollars in thousands)	Term Extension	More-Than-Insignificant Payment Delay	Interest Rate Reduction	Other	Total	% of Total Loan Category
Commercial – Non-owner Occupied	$—	$—	$—	$15,346	$15,346	4.0%

Total	$—	$—	$—	$15,346	$15,346

As of September 30, 2023, Parke had no commitments to lend additional amounts to the borrowers included in the previous table.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of September 30, 2023:

Other
Commercial – Non-owner Occupied	Forbearance agreement made on two loans to the same borrower whereby the Company will receive all principal and interest due by the original maturity date and where the Company will not foreclose as long as payments are made as per the terms of the agreement.

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	September 30, 2023
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Total
Commercial – Non-owner Occupied	$15,346	$—	$—	$15,346

Total	$15,346	$—	$—	$15,346

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$1,029	$10,540	$20,289	$31,369
Less: Dividend on series B preferred stock	(7)	(7)	(20)	(20)
Net income available to common shareholders	1,022	10,533	20,269	31,349
Basic weighted-average common shares outstanding	11,945,844	11,919,472	11,945,144	11,913,085
Basic earnings per common share	$0.09	$0.88	$1.70	$2.63
Diluted earnings per common share
Net income available to common shares	$1,022	$10,533	$20,269	$31,349
Add: Dividend on series B preferred stock	7	7	20	20
Net income available to diluted common shares	1,029	10,540	20,289	31,369
Basic weighted-average common shares outstanding	11,945,844	11,919,472	11,945,144	11,913,085
Dilutive potential common shares	185,981	250,672	192,064	265,487
Diluted weighted-average common shares outstanding	12,131,825	12,170,144	12,137,208	12,178,572
Diluted earnings per common share	$0.08	$0.87	$1.67	$2.58

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of September 30, 2023
Residential mortgage-backed securities	$—	$7,271	$—	$7,271
Total	$—	$7,271	$—	$7,271
As of December 31, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	8,866	—	8,866
Total	$—	$9,366	$—	$9,366

For the nine months ended September 30, 2023, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2023 and 2022.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2023
Collateral-dependent loans	$—	$—	$1,091	$1,091
OREO	—	—	1,550	1,550
As of December 31, 2022
Collateral-dependent loans	$—	$—	$1,091	$1,091
OREO	—	—	1,550	1,550

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at September 30, 2023 and December 31, 2022:

September 30, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,319	$7,285	$—	$7,285	$—
Loans, net	1,767,704	1,732,007	—	1,710,241	21,766

Financial Liabilities:
Time deposits	$627,893	$622,510	$—	$622,510	$—
Borrowings	154,213	158,730	—	158,730	—

December 31, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,378	$7,805	$—	$7,805	$—
Loans, net	1,719,614	1,661,974	—	1,641,444	20,530

Financial Liabilities:
Time deposits	$603,135	$609,097	$—	$609,097	$—
Borrowings	126,071	127,254	—	127,254	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2023. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of September 30, 2023 and December 31, 2022, unused commitments to extend credit amounted to approximately $113.7 million and $159.0 million, respectively. At September 30, 2023, the allowance for credit losses on off-balance sheet credit exposures was $760.0 thousand.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2023 and December 31, 2022, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On July 6, 2023 and September 29, 2023, the Bank entered into agreements with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $50.0 million and $10.0 million, respectively. The MLOC's are used to pledge against public deposits and both MLOC's expire on October 5, 2023. There were no outstanding borrowings on the letters of credit as of September 30, 2023.

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

We provide banking services to customers that are licensed by various States to do business in the cannabis industry as growers, processors and dispensaries. Cannabis businesses are legal in these States, although they are not legal at the federal level. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.

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
At September 30, 2023 and December 31, 2022, deposit balances from cannabis customers were approximately $93.9 million and $177.3 million, or 6.1% and 11.3% of total deposits, respectively, with three customers accounting for 56.0% and 36.9% of the total at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, there were cannabis-related loans in the amounts of $26.7 million and $3.8 million, respectively.

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
Financial institutions can be affected by changing conditions in the real estate and financial markets. The lingering effects of the COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine and the war in Israel, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

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

During 2022, the Federal Reserve took unprecedented action during the year to restrain inflation and improve the stability of the economy by raising the target federal funds rate several times from 25 basis points in the beginning of the year to 75 basis points toward the end of the year and brought the benchmark interest rates up by a collective 4.50 percent. During the first quarter 2023, the Federal Reserve increased the target federal funds rate another 0.25 percent and further increased the target federal funds rate another 0.25 percent in May 2023. At its June 2023 meeting, the Federal Reserve left interest rates unchanged for the first time since March 2022, in order to give themselves time to assess the still developing effects of previous increases in interest rates and borrowing costs. However, on July 26, 2023, the Federal Reserve increased the target funds rate another 0.25 percent. At its policy meeting in September 2023, the Federal Reserve again left its target federal funds rate unchanged (5.25% - 5.50%). The Federal Reserve has indicated that it may further increase the target federal funds rate in the second half 2023 in an attempt to reduce inflation. Any substantial or unexpected change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

At September 30, 2023, we had total assets of $1.98 billion, and total equity of $278.0 million. Net income available to common shareholders for the three and nine months ended September 30, 2023 was $1.0 million and $20.3 million, respectively.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Income: Our net income available to common shareholders for the third quarter of 2023 decreased $9.5 million, or 90.3%, to $1.0 million, compared to $10.5 million for the same period last year. Earnings per share were $0.09 per basic common share and $0.08 per diluted common share for the third quarter of 2023 compared to $0.88 per basic common share and $0.87 per diluted common share for the same period last year. The decrease was primarily due to a $9.3 million increase in other operating expenses resulting from the recognition of a $9.5 million contingent loss related to cash that was stolen from a third-party armored car carrier facility that was used by the Company, and lower net interest income, partially offset by lower provision for credit losses, and by a reduction in income tax expense.

Net Interest Income: Our net interest income was $15.7 million for the third quarter of 2023 compared to $19.3 million for the third quarter of 2022, a decrease of $3.6 million, or 18.7%. Net interest income decreased during the three months ended September 30, 2023, primarily due to a $9.1 million increase in interest expense on deposits. Interest income increased $6.8 million, or 30.3%, during the three months ended September 30, 2023 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $6.4 million in interest and fees on loans, due to higher loan balances and market interest rates, as well as a $0.2 million increase in interest on deposits with banks. The increase in interest income was partially offset by an increase in interest expense during the three months ended September 30, 2023 of $10.4 million, or 341.5%, due to an increase in market interest rates on deposits and the overall mix of deposits of $9.1 million and an increase in interest on borrowings of $1.3 million, due to an increase in borrowing levels at market interest rates.

Provision for credit losses: For the three months ended September 30, 2023, the provision for credit losses was $0.3 million, compared to $0.6 million for the three months ended September 30, 2022. The provision for credit losses during the third quarter of 2023 was primarily driven by an increase in outstanding loan balances, as well as an increase in the qualitative loss factor for the residential 1 to 4 family loan portfolio due to an increase in delinquent loan balances.

Non-interest Income: Our non-interest income was $1.8 million for the three months ended September 30, 2023, a decrease of $0.2 million, compared to $2.0 million for the three months ended September 30, 2022. The decrease is primarily attributable to a decrease in service fees on deposit account of $0.1 million, primarily attributable to a decrease in our cannabis banking deposit accounts, as well as a decrease in loan fees of $0.2 million, partially offset by a gain in other income of $0.2 million.

Non-interest Expense: Our non-interest expense increased $9.6 million, or 151.9%, to $15.8 million for the three months ended September 30, 2023, from $6.3 million for the three months ended September 30, 2022. The increase in non-interest expense was primarily due to a $9.5 million contingent loss related to cash that was stolen from a third-party armored car carrier facility that was used by the Company. The recognition of the loss during the quarter was driven by the completion of an outside forensic accountant's report confirming the loss.

Income Tax: Income tax expense was $0.3 million on income before taxes of $1.4 million for the three months ended September 30, 2023, resulting in an effective tax rate of 24.8%, compared to income tax expense of $3.9 million on income before taxes of $14.4 million for the same period of 2022, resulting in an effective tax rate of 27.0%.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net income: Our net income available to common shareholders for the nine months ended September 30, 2023 decreased $11.1 million, or 35.3%, to $20.3 million compared to $31.3 million for the nine months ended September 30, 2022. Earnings per share were $1.70 per basic common share and $1.67 per diluted common share for the nine months ended September 30, 2023 compared to $2.63 per basic common share and $2.58 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from a decrease in net interest income of $5.7 million, a decrease in non-interest income of $1.4 million, and an increase in non-interest expense of $11.3 million, partially offset by a decrease in the provision for credit losses of $2.6 million.

Net interest income: Our net interest income decreased $5.7 million, or 10.5%, to $48.7 million for the nine months ended September 30, 2023, compared to $54.4 million for the same period last year. Interest income for the nine months ended September 30, 2023, increased $19.9 million to $82.4 million, or 31.9%, from $62.5 million for the same period of 2022. The increase in interest income was primarily due to an increase in interest and fees on loans of $18.1 million due to an increase in market interest rates and balances outstanding, and an increase in interest earned on Federal Reserve Bank ("FRB") deposits of $1.7 million. Interest expense increased $25.6 million, or 317.7%, for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in interest paid on deposits of $22.2 million, or 375.9%, primarily due to an increase in market interest rates and a shift in deposit mix. Further contributing to the increase in interest expense was an increase in interest on borrowings of $3.5 million, or 160.2%, due to an increase in borrowing levels and higher market interest rates.

Provision for credit losses: The provision for credit losses was a recovery of $1.6 million for the nine months ended September 30, 2023, compared to a provision for credit losses of $1.0 million for the nine months ended September 30, 2022. The recovery in the provision for credit losses for the nine months ended September 30, 2023 was primarily related to decreases in loss factors related to the construction, commercial owner occupied, and residential 1 to 4 family investment loan portfolios from December 31, 2022, partially offset by increases in outstanding balance. On January 1, 2023 we implemented ASU 2016-13 Financial Instruments - Credit Losses. This resulted in an increase to the allowance for credit losses of $1.9 million. For more information about our provision for credit losses and our allowance for loan and lease losses and loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Credit Losses on Loans to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $5.2 million for the nine months ended September 30, 2023, a decrease of $1.4 million, or 20.7%, compared to $6.6 million for the same period last year. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $0.6 million, a decrease in the gain on the sale of OREO assets of $0.3 million, and a decrease in other loan fees of $0.5 million. Fee income for the nine months ended September 30, 2023 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $2.9 million, compared to $3.6 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying Consolidated Statements of Income.

Non-interest expense: Our non-interest expense increased $11.3 million to $29.0 million for the nine months ended September 30, 2023, from $17.7 million for the nine months ended September 30, 2022. The increase in non-interest expense was primarily due to a $9.5 million contingent loss related to cash that was stolen from a third-party armored car carrier facility that was used by the Company. The recognition of the loss during the quarter was driven by the completion of an outside forensic accountant's report confirming the loss. Also contributing to the increase in non-interest expense during the nine months ended September 30, 2023, was an increase in compensation and benefits of $1.5 million, and OREO expense of $0.2 million. The increase in compensation and benefits was primarily driven by an increase in salary expense of $0.4 million, and a decrease in deferred origination costs of $0.8 million, as a result of lower loan origination volume. The increase in OREO costs is due to the increase in costs associated with the management and disposition of our foreclosed properties.

Income Tax: Income tax expense was $6.2 million on income before taxes of $26.5 million for the nine months ended September 30, 2023, resulting in an effective tax rate of 23.5%, compared to income tax expense of $11.0 million on income before taxes of $42.4 million for the same period of 2022, resulting in an effective tax rate of 25.9%.

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

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,794,826	$27,294	6.03%	$1,619,133	$20,854	5.11%
Investment securities**	26,450	308	4.62%	25,887	194	2.97%
Interest bearing deposits	118,264	1,512	5.07%	241,134	1,290	2.12%
Total interest-earning assets	1,939,540	29,114	5.96%	1,886,154	22,338	4.70%
Other assets	78,919			79,037
Allowance for credit losses	(32,117)			(30,658)
Total assets	$1,986,342			$1,934,533
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$80,376	$380	1.88%	$88,875	$102	0.46%
Money markets	430,303	4,955	4.57%	349,594	990	1.12%
Savings	107,776	324	1.19%	196,528	187	0.38%
Time deposits	505,538	4,235	3.32%	486,702	945	0.77%
Brokered certificates of deposit	118,913	1,491	4.97%	12,614	60	1.89%
Total interest-bearing deposits	1,242,906	11,385	3.63%	1,134,313	2,284	0.80%
Borrowings	188,443	2,046	4.31%	120,450	758	2.50%
Total interest-bearing liabilities	1,431,349	13,431	3.72%	1,254,763	3,042	0.96%
Non-interest bearing deposits	254,350			410,604
Other liabilities	16,897			14,493
Total non-interest bearing liabilities	271,247			425,097
Equity	283,746			254,673
Total liabilities and shareholders’ equity	$1,986,342			$1,934,533
Net interest income		$15,683			$19,296
Interest rate spread			2.24%			3.74%
Net interest margin			3.21%			4.06%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,776,181	$77,602	5.84%	$1,535,264	$59,511	5.18%
Investment securities**	26,737	745	3.73%	26,758	565	2.82%
Interest bearing deposits	113,858	4,059	4.77%	400,085	2,404	0.80%
Total interest-earning assets	1,916,776	82,406	5.75%	1,962,107	62,480	4.26%
Other assets	79,467			78,769
Allowance for credit losses	(31,826)			(30,232)
Total assets	$1,964,417			$2,010,644
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$79,716	$627	1.05%	$94,904	$296	0.42%
Money markets	368,777	11,023	4.00%	354,522	1,962	0.74%
Savings	140,435	1,231	1.17%	195,494	527	0.36%
Time deposits	505,109	11,027	2.92%	520,103	2,994	0.77%
Brokered certificates of deposit	114,676	4,138	4.82%	10,230	114	1.49%
Total interest-bearing deposits	1,208,713	28,046	3.10%	1,175,253	5,893	0.67%
Borrowings	182,495	5,661	4.15%	120,763	2,176	2.41%
Total interest-bearing liabilities	1,391,208	33,707	3.24%	1,296,016	8,069	0.83%
Non-interest bearing deposits	278,854			454,749
Other liabilities	16,584			13,706
Total non-interest bearing liabilities	295,438			468,455
Equity	277,771			246,173
Total liabilities and shareholders’ equity	$1,964,417			$2,010,644
Net interest income		$48,699			$54,411
Interest rate spread			2.51%			3.43%
Net interest margin			3.40%			3.71%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

Financial Condition
General
At September 30, 2023, the Company’s total assets were $1.98 billion, a decrease of $1.2 million, or 0.1%, from December 31, 2022. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $55.4 million, partially offset by an increase in loans receivable, and an increase in FHLBNY restricted stock, and other assets. The decrease in cash and cash equivalents was primarily due to cash withdrawn from deposits, as well as an increase in loans receivable, partially offset by an increase in borrowings. Loans increased $48.6 million at September 30, 2023, primarily due to increases in loan balances classified as commercial real estate ("CRE") owner occupied loans, residential 1-4 family investment loans, and multi-family loans, partially offset by a decrease in the construction loan portfolio, compared to the loan balances at December 31, 2022.

Total liabilities were $1.71 billion at September 30, 2023. This represented a $13.2 million, or 0.8%, decrease, from $1.72 billion at December 31, 2022. The decrease in total liabilities was primarily due to a decrease in total deposits, which decreased $43.0 million, or 2.7%, to $1.53 billion at September 30, 2023, from $1.58 billion at December 31, 2022. The decrease in deposits was attributable to a decrease in non-interest demand deposits of $121.4 million and savings deposits of $92.4 million, partially offset by an increase in time deposits of $11.4 million, an increase in interest checking deposits of $28.2 million, and an increase in money market balances of $117.8 million. The decrease in total deposits was partially offset by an increase in borrowings of $28.0 million, driven by an increase in FHLBNY advances.

Total equity was $278.0 million and $266.0 million at September 30, 2023 and December 31, 2022, respectively, an increase of $11.9 million from December 31, 2022. The increase was primarily due to the retention of earnings, partially offset by the payment of $6.5 million of cash dividends, and $2.1 million adoption of ASC 326.

The following table presents certain key condensed balance sheet data as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$126,740	$182,150	$(55,410)	(30.4)%
Investment securities	16,590	18,744	(2,154)	(11.5)%
Loans, net of unearned income	1,800,023	1,751,459	48,564	2.8%
Allowance for credit losses	(32,319)	(31,845)	(474)	1.5%
Total assets	1,983,672	1,984,915	(1,243)	(0.1)%
Total deposits	1,532,981	1,575,981	(43,000)	(2.7)%
FHLBNY borrowings	111,150	83,150	28,000	33.7%
Subordinated debt	43,063	42,921	142	0.3%
Total liabilities	1,705,693	1,718,881	(13,188)	(0.8)%
Total equity	277,979	266,034	11,945	4.5%
Total liabilities and equity	1,983,672	1,984,915	(1,243)	(0.1)%

Cash and cash equivalents

Cash and cash equivalents decreased $55.4 million to $126.7 million at September 30, 2023 from $182.2 million at December 31, 2022, a decrease of 30.4%. The decrease was primarily due to cash withdrawn from deposits and the funding of loans, partially offset by an increase in borrowings.

Investment securities

Total investment securities decreased to $16.6 million at September 30, 2023, from $18.7 million at December 31, 2022, a decrease of $2.2 million or 11.5%. The decrease was attributed to normal pay downs of $2.0 million, and a decrease in the fair market valuation of $0.2 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $1.80 billion at September 30, 2023 from $1.75 billion at December 31, 2022. The increase was primarily due to increases in the CRE owner occupied loans, residential - 1 to 4 family, residential - 1 to 4 family investment loans, and residential - multifamily loans, partially offset by a decrease in the construction loan portfolio. Loans receivable as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30, 2023		December 31, 2022
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans
	(Dollars in thousands)
Commercial and Industrial	$31,968	1.8%	$32,383	1.8%
Construction	150,823	8.4%	192,357	11.0%
Real Estate Mortgage:
Commercial – Owner Occupied	143,237	8.0%	125,950	7.2%
Commercial – Non-owner Occupied	384,222	21.3%	377,452	21.6%
Residential – 1 to 4 Family	461,070	25.6%	444,820	25.3%
Residential – 1 to 4 Family Investment	500,076	27.8%	476,210	27.2%
Residential – Multifamily	122,702	6.8%	95,556	5.5%
Consumer	5,925	0.3%	6,731	0.4%
Total Loans	$1,800,023	100.0%	$1,751,459	100.0%

Deposits

At September 30, 2023, total deposits decreased to $1.53 billion from $1.58 billion at December 31, 2022, a decrease of $43.0 million, or 2.7%. The decrease in deposits was primarily due to a decrease in non-interest bearing demand deposits, and a decrease in savings deposits, partially offset by increases in money market, checking, and time deposit accounts. The decrease in non-interest bearing demand deposits was mainly primarily due to a decrease in our cannabis related deposits, which decreased $83.5 million, from $177.3 million at December 31, 2022, to $93.9 million at September 30, 2023, as well as a decrease in business checking of $26.2 million during the same time period.

	September 30,	December 31,
	2023	2022	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$231,116	$352,546	$(121,430)	(34.4)%
Interest-bearing
Checking	111,325	83,080	28,245	34.0%
Savings	96,175	188,541	(92,366)	(49.0)%
Money market	466,472	348,680	117,792	33.8%
Time deposits	627,893	603,135	24,758	4.1%
Total deposits	$1,532,981	$1,575,982	$(43,001)	(2.7)%
Estimated uninsured deposits	$554,274	$622,966	$(68,692)	(11.0)%

Borrowings
Total borrowings were $154.2 million at September 30, 2023 and $126.1 million at December 31, 2022. The increase in borrowings is due to the increase of $28.0 million in FHLBNY advances. $91.2 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $278.0 million at September 30, 2023 from $266.0 million at December 31, 2022, an increase of $11.9 million, or 4.5%, primarily due to the retention of earnings from the period, partially offset by the payment of $6.5 million in cash dividends, and $2.1 million resulting from the adoption of ASC 326.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2023, our cash position was $126.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source, which is more volatile than core deposits. The Bank also joined IntraFi Financial Network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process. The rates are comparable to other brokered deposit sources. As of September 30, 2023, the Company had $177.5 million of brokered deposits sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of September 30, 2023, the Company had lines of credit with the FHLBNY of $945.3 million, of which $111.2 million was outstanding, and an additional $60.0 million from two letters of credit for securing public funds. The remaining borrowing capacity was $774.1 million at September 30, 2023.

In the second quarter of 2023, we opened a secured borrowing line with the FRB under the Bank Term Funding Program ("BTFP"). The BTFP is secured by certain eligible investment securities. As of September 30, 2023, we had a line of credit under this program of $13.3 million, of which zero was outstanding.

We had outstanding loan commitments of $113.7 million at September 30, 2023. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2023 and 2022.

Cash provided by operating activities was $14.0 million in the nine months ended September 30, 2023, compared to $34.3 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the increase in prepaid taxes, the recovery of provision for credit losses, and the decrease in net income.
Cash used in investing activities was $48.0 million in the nine months ended September 30, 2023, compared to cash used in investing activities of $191.6 million in the same period last year. The decrease in cash used in the investing activities was primarily due to the decrease in cash outflow from the origination of loans during the period.
Cash used in financing activities was $21.4 million in the nine months ended September 30, 2023, compared to cash used in financing activities of $245.9 million in the same period of last year. The decrease in cash used in financing activities was driven by a net increase in FHLBNY borrowings of $28.0 million, a decrease in the withdrawal of noninterest-bearing deposits of $38.5 million, and growth in interest-bearing deposits of $78.4 million compared to net withdrawals of $73.2 million in the prior year.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $11.9 million at September 30, 2023, from December 31, 2022, primarily from the Company’s net income of $20.3 million for the period, net of common and preferred stock dividends of $6.5 million and the adoption of ASC 326 of $2.1 million.
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
Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2023, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at September 30, 2023:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$291,580	14.68%	$320,799	16.15%

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable.

(c)    Issuer Purchases of Equity Securities. There were no repurchases of our common stock during the three months ended September 30, 2023.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	November 8, 2023	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2023	/s/ John S. Kaufman
John S. Kaufman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)