Form 10-K
period 2023-12-31
PARKE BANCORP, INC.
filed 2024-03-13
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023 or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2023 was approximately $174.2 million.

As of March 11, 2024 there were 11,958,321 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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

    We commenced operations on June 1, 2005, upon completion of the reorganization of the Bank into the holding company form of ownership following approval of the reorganization by shareholders of the Bank at its 2005 Annual Meeting of Shareholders. Our headquarters is located at 601 Delsea Drive, Washington Township, New Jersey. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge at www.parkebank.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Investors are encouraged to access these reports and other information about our business on our website.

At December 31, 2023, we had total assets of $2.02 billion, including loans of $1.79 billion, total deposits of $1.55 billion and total equity of $284.3 million.

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

Cannabis Related Business

    In the State of New Jersey, cannabis is legal for recreational use. Once enacted, the new law legalized and regulated cannabis use and possession for adults 21 years and older. The law also clarified marijuana and cannabis use and possession penalties for individuals younger than 21 years old. Retail sales of cannabis began in New Jersey in April 2022. We provide banking services to customers that are licensed by various States to do business in the cannabis industry as growers, processors and dispensaries and who participate in retail sales of cannabis in New Jersey. Cannabis businesses are legal under the laws of these States, as well as in New Jersey, although it is not legal under federal law. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
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
    At December 31, 2023 and 2022, deposit balances from cannabis customers were approximately $96.7 million and $177.3 million, or 6.2% and 11.3% of total deposits, respectively, with two customers accounting for 60.6% and 36.9% of the total at December 31, 2023 and 2022. At December 31, 2023 and 2022, the Bank had cannabis-related loans in the amounts of $27.1 million and $3.8 million, respectively.
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
Loan Maturity. The following table sets forth the contractual maturity of certain loan categories and the dollar amount of loans in certain loan categories due after December 31, 2023, which have predetermined interest rates and which have floating or adjustable interest rates at December 31, 2023.

	Due within one year or less	Due after one through five years	Due after five through fifteen years	Due after fifteen years	Total
	(Dollars in thousands)
Commercial and Industrial	$16,240	$9,524	$9,687	$—	$35,451
Construction	143,889	13,344	323	—	157,556
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	5,035	31,448	103,558	1,701	141,742
Commercial - Non-Owner Occupied	28,071	100,409	241,429	—	369,909
Residential - 1 to 4 family	2,189	43,718	89,886	313,889	449,682
Residential - 1 to 4 family investment	—	—	10,514	513,653	524,167
Residential - multifamily	1,951	17,158	84,215	—	103,324
Consumer	—	220	2,276	3,013	5,509
Total	$197,375	$215,821	$541,888	$832,256	$1,787,340

Loans at fixed interest rates	$9,342	$38,680	$54,560	$28,445	$131,027
Loans at floating/variable interest rates	188,033	177,141	487,328	803,811	1,656,313
Total	$197,375	$215,821	$541,888	$832,256	$1,787,340

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

Our commercial real estate mortgage portfolio was $511.7 million at December 31, 2023. Within the portfolio, we designate certain sectors of loans as high risk to monitor more closely, given the current economic conditions. At December 31, 2023, the high risk sectors consisted of office, hotel, retail, and restaurant loans. All of these sectors combined represent 11.5% of total loan receivable, with no individual sector higher than 3.6%.

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2023, the Bank’s loan to one borrower limit was approximately $53.8 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2023, the Bank’s largest loan to one borrower was a commercial owner occupied real estate loan with a balance of $21.5 million that was secured by the property.  At December 31, 2023, this loan was current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods to determine concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification. The Bank limits on loans to one borrower, one industry as well as product concentrations. At December 31, 2023, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered individually evaluated when it has been modified for a borrower in financial distress or when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Individually evaluated loans that have been modified are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on individually evaluated loans is the same as for non-accrual loans discussed above. Total non-performing loans, which include non-accrual loans, were $7.2 million and $21.7 million at December 31, 2023 and 2022, respectively. Included in individually evaluated loans at December 31, 2023 and 2022 were zero and $5.5 million, respectively, of loans modified to borrowers in financial distress.

As of December 31, 2023, there was $15.4 million in loans which were not then on non-accrual status or modified but where there is a potential weakness or pose unwarranted financial risk to the Bank, even though the asset value is not currently impaired. These loans require an increased degree of monitoring and servicing by Management as a result of internal or external conditions.

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

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2023 and December 31, 2022, was $1.6 million. Real estate owned consisted of two commercial owner occupied properties as of December 31, 2023.

Allowance for Credit Losses. It is the policy of management to estimate for possible losses on all loans in its portfolio, whether classified or not. A provision for credit losses is charged to operations based on management’s evaluation of the inherent losses estimated to have occurred in the Bank’s loan portfolio.

Management’s judgment as to the level of probable losses on existing loans is based on its internal review of the loan portfolio, including an analysis of the borrower's current financial position; the level and trends in delinquencies, non-accruals and individually evaluated loans; the consideration of national and local economic conditions and trends; concentrations of credit; the impact of any changes in credit policy; the experience and depth of management and the lending staff; and any trends in loan volume and terms. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. However, management’s determination of the appropriate allowance level, which is based upon the factors outlined above, which are believed to be reasonable, may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allocation of the Bank’s allowance for credit losses by loan category at the dates indicated and the related percentage of the loans in the portfolio. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category as the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	December 31, 2023				December 31, 2022
	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding
	(Dollars in thousands)
Commercial and Industrial	$926	2.0%	$(15)	—%	$390	1.8%	$(14)	—%
Construction	3,347	8.8	—	—%	2,581	11.0	(100)	(0.01)%
Real Estate Mortgage:
Commercial – Owner Occupied	1,795	7.9	(3)	—%	2,298	7.2	(18)	—%
Commercial – Non-owner Occupied	7,108	20.7	—	—%	9,709	21.6	—	—%
Residential – 1 to 4 Family	9,061	25.2	—	—%	6,076	25.3	(68)	—%
Residential - 1 to 4 Family Investment	8,783	29.3			9,381	27.2
Residential – Multifamily	1,049	5.8	—	—%	1,347	5.5	—	—%
Consumer	62	0.3	—	—%	63	0.4	—	—%
Total allowance for credit losses	$32,131	100.0%	$(18)	—%	$31,845	100.0%	$(200)	(0.01)%
Period-end loans outstanding (net of deferred costs/fees)	$1,787,340				$1,751,459
Average loans outstanding	$1,782,055				$1,580,318
Total non-accrual loans	$7,238				$16,276
Allowance as a percentage of period end loans	1.80%				1.82%
Non-accrual loans as a percentage of period end loans	0.40%				0.93%
Allowance as a percentage of non-performing loans	443.92%				195.66%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are a mix of municipal bonds and mortgage-backed-securities held for Community Reinvestment Act purposes, as “held to maturity.” At December 31, 2023, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2023, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2023, by contractual maturity.

	At December 31, 2023
	One Year or Less	After One Through Five Years	After Five Years Through Ten Years	After Ten Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities Held to Maturity:
State and political subdivisions	$—	$1,412	$—	$2,474	$3,886	$3,540
Yield	—%	4.76%	—%	1.91%	2.93%
Residential mortgage-backed securities	—	—	—	5,406	5,406	4,352
Yield	—%	—%	—%	1.92%	1.92%
Total securities held to maturity	—	1,412	—	7,880	9,292	7,892
Weighted Average Yield	—%	4.76%	—%	1.91%	2.34%

Securities Available for Sale:
Residential mortgage-backed securities	—	2,996	1,008	3,635	7,639	7,095
Yield	—%	2.22%	2.29%	2.70%	2.45%
Total securities available for sale	—	2,996	1,008	3,635	7,639	7,095
Weighted Average Yield	—%	2.22%	2.29%	2.70%	2.45%
Total Investment Securities	$—	$4,408	$1,008	$11,515	$16,931	$14,987
Total Weighted Average Yield	—%	2.93%	2.29%	2.17%	2.39%

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.55 billion at December 31, 2023. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $223.4 million and $140.8 million at December 31, 2023, and 2022, respectively. At December 31, 2023, the Bank held brokered deposit balances in NOW, money market, and time deposit categories. Brokered deposits are a more volatile source of funding than core deposits and do not increase the deposit franchise of the Bank. In a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined the IntraFi network ("IntraFi") to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS™ settlement process and their overnight ICS™ money market product. The Bank’s CDARS™ and ICS™ deposits included within the brokered deposit total amounted to $216.9 million and $106.6 million at December 31, 2023 and 2022, respectively.

	2023
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands)
NOWs	$86,932	1.58%	5.79%
Money markets	403,292	4.25%	26.84%
Savings	127,442	1.17%	8.48%
Time deposits	498,089	3.06%	33.15%
Brokered CDs	121,702	4.97%	8.10%
Total interest-bearing deposits	1,237,457	3.33%
Non-interest bearing demand deposits	265,148		17.65%
Total deposits	$1,502,605		100.00%
Uninsured deposits at the end of the period	$601,456

	2022
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands)
NOWs	$92,535	0.45%	5.75%
Money markets	352,339	1.11%	21.89%
Savings	195,029	0.46%	12.12%
Time deposits	514,421	0.95%	31.96%
Brokered CDs	26,785	3.48%	1.66%
Total interest-bearing deposits	1,181,109	0.94%
Non-interest bearing demand deposits	428,549		26.62%
Total deposits	$1,609,658		100.00%
Uninsured deposits at the end of the period	$622,966

The following table indicates the amount of the Company’s certificates of deposit of $250,000 or more, and the portion that are in excess of the Federal Deposit Insurance ("FDIC") limit, by time remaining until maturity as of December 31, 2023.

Maturity Period	Certificates of Deposit	Portion in Excess of FDIC Insurance Limit
	(Dollars in thousands)
Within three months	$34,533	$11,533
Over three through six months	33,060	12,060
Over six through twelve months	15,438	5,438
Over twelve months	10,665	7,165
Total	$93,696	$36,196

Under FDIC regulations, insured banks that are well capitalized with examination ratings in one of the two highest categories are permitted to accept brokered deposits and are not restricted as to the rates that can be paid on such deposits. Banks that are less than well capitalized or are not in one of the two highest examination rating categories may not accept brokered deposits absent a waiver from the FDIC and may not pay interest on brokered deposits that they are permitted to accept at a rate that is more than 75 basis points greater than the average national rate paid on deposits of similar size and maturity. Pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), the FDIC has amended its brokered deposit rule to exempt reciprocal deposits in an amount not exceeding the lesser of $5 billion or 20% of a bank’s total liabilities from the definition of brokered deposits. A bank that was well-capitalized and highly rated may continue to accept reciprocal deposits after it becomes less than well-capitalized or is no longer highly rated provided that reciprocal deposits do not exceed the average amount of reciprocal deposits as the preceding four quarter ends.

Subsidiary Activities

The Company's only significant subsidiary is the Bank.

Personnel

At December 31, 2023, the Bank had 101 full-time and 5 part-time employees.

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

Restrictions on Dividends. The Company is subject to various restrictions relating to the payment of dividends. The Federal Reserve has issued guidance indicating that bank holding companies should generally pay dividends only if the company’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve’s guidance also states that a bank holding company should inform and consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, the Federal Reserve’s guidance states that a bank holding company should consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Finally, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

As of December 31, 2023, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 13 of Notes to Consolidated Financial Statements.

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

Privacy Regulations and Cybersecurity. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of New York (“FHLBNY”) in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2023, the Bank was in compliance with this requirement.

Community Reinvestment Act and Fair Lending Laws. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. The Bank received a “needs to improve” rating in its most recent Community Reinvestment Act examination.

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

In October 2023, the Nasdaq adopted listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. The Company adopted a clawback policy compliant with the new Nasdaq listing standard, effective October 2 ,2023.

Item 1A.    Risk Factors.

Not applicable

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity

The Risk Management Committee of the Board of Directors (the “Committee”) is responsible for overseeing the risks from cybersecurity threats. The Committee receives reports from, and oversees, IT Risk Assessment, Cybersecurity Risk Assessment, Annual IT Program Status Report, Vendor Management Risk Assessment, and Quarterly Internal Vulnerability Reports and current Cyber Events briefings. The Committee also makes budgeting, procedure, and policy decisions designed and intended to improve the Company’s residual risk.

The IT Steering Committee consists of the Company’s senior management, the entire IT team, and various operations personnel. The primary function of the IT Steering Committee is to perform Strategic Planning, discuss hardware and software replacement, new projects, current cybersecurity threats, and ongoing cybersecurity issues and threats. The IT manager provides an IT status report to the Risk Management committee on a quarterly basis.

The Company has adopted an Incident Response Plan (the “Plan”) to monitor, detect, mitigate and remediate cybersecurity incidents. The Plan requires all employees to have a working knowledge of the Company’s Information Security Program and Incident Response Policies. Pursuant to the Plan, the Information Technology Administrator and Senior\Compliance Management identify information owners for sensitive customer information and create an incident response team. Each Department Manager, upon notification of a potential unauthorized access, manipulation of data or theft of any item identified under GLBA Inventory and Asset Classification, is responsible for further assessing the situation in order to document the suspected or actual breech, and forward the appropriate documentation to the Information Technology Administrator. The documentation of the suspected or actual incident includes the following:

a.Identify the nature and scope of the incident.
b.Identify the information systems affected.
c.Identify the types of customer information potentially affected.

Once the Department Manager has determined that unauthorized access, manipulation of data or theft of any item identified under GLBA Inventory and Asset Classification has occurred, Senior Management, the Compliance Officer and the Information Technology Administrator must be contacted immediately.

If theft of any item identified under GLBA Inventory and Asset Classification has occurred, and it cannot be determined what specific information was included on the Asset, the Asset is treated as if it contained sensitive customer information and Senior Management, the Compliance Officer and the Information Technology Administrator must be contacted immediately. If the Information Technology Administrator and Senior\Compliance Management declare an incident or if there is a confirmed theft or loss of customer information, appropriate regulatory authorities, law enforcement, and legal counsel are notified.

During the fiscal year ended December 31, 2023, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

Item 2.    Properties.

(a)Properties

Office Location	Year Facility Opened	Lease or Owned

Parke Main Office	1999	Owned
601 Delsea Drive
Sewell, NJ 08080

Northfield Branch	2002	Leased
501 Tilton Road
Northfield, NJ 08225

Kennedy Branch	2003	Owned
567 Egg Harbor Road
Sewell, NJ 08080

Spruce Street Branch	2006	Leased
1610 Spruce Street
Philadelphia, PA 19103

Galloway Township Branch	2010	Owned
67 E. Jimmy Leeds Road
Galloway Township, NJ 08205

Collingswood Branch	2016	Owned
1150 Haddon Avenue
Collingswood, NJ 08108

Arch Street Branch	2016	Leased
1032 Arch Street
Philadelphia, PA 19108

Philadelphia Lending Office	2023	Leased
1817 E. Venango St.
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

Mori Restaurant LLC v. Parke Bank Matter

On May 20, 2014, Parke Bank (the "Bank") loaned Voorhees Diner Corporation ("VDC") the original principal sum of $1,000,000.00 for purposes of tenant fit out, and operation, of the Voorhees Diner situated at 320 Route 73, Voorhees, New Jersey 08043. VDC leased the Diner property under that certain Lease with Mori Restaurant LLC ("Mori") dated May 20, 2014. In connection with the loan from the Bank and as security therefor, VDC pledged its leasehold interest to the Bank. On March 6, 2015, the loan was modified, and the principal amount of the loan was increased to $1,400,000.00. On January 8, 2020, the Bank declared VDC in default of its loan obligations. Judgment was entered against VDC and in favor of the Bank, and the court appointed Alan I. Gould, Esquire, as the Receiver for the Voorhees Diner Corporation. Mr. Gould subsequently caused VDC's leasehold interest in the Diner property to be sold at sheriffs sale. The Bank's REO subsidiary, 320 Route 73 LLC, was the successful bidder and took title thereto. Mori Restaurant has filed counterclaims against 320 Route 73 LLC and the Bank for rent allegedly accruing due during the period that the Receiver was in possession of the premises. As to all of Mori Restaurant’s claims, the Bank defendants’ primary, but not exclusive, defense in this matter is that, pursuant to that certain Fee Owner Consent executed by and between Mori Restaurant and the Bank, in November 2014, the lease between VDC and Mori Restaurant was terminated as a matter of law and neither the Bank nor 320 Route 73 LLC have liability to Mori Restaurant under the lease or otherwise. The Bank believes this suit is without merit, denies any and all liability and intends to vigorously defend against this matter.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the Nasdaq Capital Market under the trading symbol of "PKBK". The number of shareholders of record of common stock as of December 31, 2023, was approximately 238. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. As of March 11, 2024, there were 11,958,321 shares of our common stock issued and outstanding.

The Company paid a $0.18 per share quarterly common stock cash dividend during each quarter of 2023. During 2023, the Company paid a total of $8.6 million in common stock cash dividends.

The Company also has 375 shares of 6% non-Cumulative Series B Preferred Stock outstanding at December 31, 2023. The preferred stock has a liquidation preference of $1,000 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2023. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 51,600 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions.

The Company has recorded dividends on preferred stock in the approximate amount of $26,000 and $27,000 for the years ended December 31, 2023 and 2022, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for the years 2023 and 2022. During 2023, preferred stockholders converted 70 shares of preferred shares into 9,628 shares of common stock. The preferred stock qualifies, and is accounted, as equity securities and is included in the Company’s Tier I capital since issued.

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

There were no repurchases of the Company’s Common Stock during the twelve months ended December 31, 2023.

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

As of December 31, 2023, we had total assets of $2.02 billion, total liabilities of $1.74 billion, and total shareholders' equity of $284.3 million. Net income available to common shareholders for 2023 was $28.4 million. In 2023, net income available to common shareholders decreased 32.0% over the previous year primarily due to a $11.4 million increase in non-interest expenses, primarily due to a one-time recognition of a $9.5 million contingent loss related to cash that was stolen from a third-party armored car carrier facility that was used by the Company. In addition, non-interest expense increased due to an increase in compensation and benefits expense, lower net interest income, and lower non-interest income, partially offset by lower provision for credit losses. At December 31, 2023, total assets increased 1.9% and total equity increased 6.9%, compared to December 31, 2022. Our risk based tier 1 capital ratio was 20.8% at December 31, 2023. In addition, during 2023 we returned $8.6 million of capital to our common shareholders through common stock dividends.

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

Results of Operations

Net Income

We recorded net income available to common shareholders of $28.4 million or $2.38 per basic common share and $2.35 per diluted common share, for the year ended December 31, 2023, compared to $41.8 million, or $3.51 per basic common share and $3.44 per diluted common share, for the year ended December 31, 2022, a decrease of $13.4 million or 32.0%.

Net Interest Income

Net interest income decreased $9.1 million, or 12.4%, to $64.2 million for the year ended 2023 compared to $73.3 million for the year ended 2022. The decrease in net interest income was primarily due to an increase in interest expense of $34.3 million, partially offset by an increase in interest income of $25.2 million. Interest income for 2023 increased to $112.7 million, an increase of $25.2 million, or 28.8%, from $87.5 million for 2022, primarily due to an increase in interest and fees on loans of $23.2 million, or 27.9%. Interest and fees on loans increased during the year ended December 31, 2023, due to higher average outstanding loan balances and higher market interest rates, and an increase in interest earned on average deposits held at the Federal Reserve Bank ("FRB") of $1.8 million, due to higher interest rates paid on deposits, partially offset by a decrease in the average balance of $225.1 million. Interest expense increased to $48.5 million for 2023, from $14.2 million for 2022, an increase of $34.3 million, or 242.5%. The increase in interest expense was primarily due to an increase in market interest rates on deposit accounts at the Bank, as well as a change in the deposit mix. In addition, a decrease in non-interest bearing demand balances and an increase in brokered deposit balances contributed to the increase in interest expense during the 2023 fiscal year..

Comparative Average Balances, Yields and Rates

The following table presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the years ended December 31, 2023 and 2022. Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans (1) (2)	$1,782,055	$106,061	5.95%	$1,580,318	$82,900	5.25%
Investment securities	25,168	1,048	4.16%	25,922	772	2.98%
Deposits with banks	114,880	5,595	4.87%	338,277	3,811	1.13%
Total interest-earning assets	1,922,103	$112,704	5.86%	1,944,517	$87,483	4.50%
Non-interest earning assets	78,253			79,869
Allowance for credit losses	(31,965)			(30,449)
Total assets	$1,968,391			$1,993,937
Liabilities and Equity
Interest bearing deposits
NOWs	$86,932	$1,377	1.58%	$92,535	$417	0.45%
Money markets	403,292	17,120	4.25%	352,339	3,927	1.11%
Savings	127,442	1,486	1.17%	195,029	905	0.46%
Time deposits	498,089	15,232	3.06%	514,421	4,890	0.95%
Brokered certificates of deposit	121,702	6,044	4.97%	26,785	932	3.48%
Total interest-bearing deposits	1,237,457	41,259	3.33%	1,181,109	11,071	0.94%
Borrowings	170,093	7,231	4.25%	119,422	3,085	2.58%
Total interest-bearing liabilities	1,407,550	$48,490	3.44%	1,300,531	$14,156	1.09%
Non-interest bearing deposits	265,148			428,549
Other liabilities	16,802			14,389
Total liabilities	1,689,500			1,743,469
Equity	278,891			250,468
Total liabilities and equity	$1,968,391			$1,993,937
Net interest income		$64,214			$73,327
Interest rate spread			2.42%			3.41%
Net interest margin			3.34%			3.77%

(1) Interest income includes $3.8 million and $5.0 million of net fee income for the years ended 2023 and 2022, respectively.
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

	Years ended December 31,
	2023 vs 2022
	Variance due to change in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(Dollars in thousands)
Interest Income:
Loans (net of deferred costs/fees)	$10,583	$12,578	$23,161
Investment securities	(22)	298	276
Deposits with banks	(2,517)	4,301	1,784
Total interest income	8,044	17,177	25,221
Interest Expense:
NOWs	(25)	985	960
Money markets	568	12,625	13,193
Savings	(314)	895	581
Time deposits	(155)	10,497	10,342
Brokered CDs	3,303	1,809	5,112
Borrowed funds	1,309	2,837	4,146
Total interest expense	4,686	29,648	34,334
Net interest income	$3,358	$(12,471)	$(9,113)

Provision for credit losses

Our provision for credit losses in each period is driven by net charge-offs and changes to the allowance for credit losses. We recorded a recovery for credit losses of $2.1 million and a provision for loan losses of $1.8 million in 2023 and 2022, respectively. The (recovery) provision for credit losses as a percentage of interest income was (1.82)% and 2.06% in 2023 and 2022, respectively.
Our provision for credit losses decreased by $3.9 million in 2023 compared to 2022 primarily as a result of a decrease in vintage loss rates and a change in the loan portfolio mix, partially offset by an increase in outstanding loan balances. Additionally, the provision for unfunded commitments contributed to $461.0 thousand of the decrease. For more information about our provision and allowance for credit losses and our loss experience, see “Risk Management and Asset Quality-Allowance for Credit Losses” and NOTE 4. Loans and Allowance for Credit Losses in the Notes to the Consolidated Financial Statements.

Non-interest Income

The table below shows the components of non-interest income for the years ended December 31, 2023 and 2022.

	2023	2022	$ Change	% Change
	(Dollars in thousands)
Service fees on deposit accounts	$3,872	$4,927	$(1,055)	(21.4)%
Other Loan fees	851	1,379	(528)	(38.3)%
Bank owned life insurance income	737	568	169	29.8%
Gain on sale of SBA loans	—	98	(98)	(100.0)%
Gain on sale and valuation adjustments of OREO	38	328	(290)	(88.4)%
Other	1,194	1,082	112	10.4%
Total non-interest income	$6,692	$8,382	$(1,690)	(20.2)%

Non-interest income decreased by $1.7 million to $6.7 million during the year ended December 31, 2023 compared to 2022, primarily due to a decrease in fee income related to commercial deposit accounts and other loan fees, partially offset by an increase in income earned on bank owned life insurance.
The fee income for the year ended December 31, 2023 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $3.4 million and is included in service fees on deposit accounts in the accompanying consolidated statements of income. Such deposit fee income totaled $4.4 million during the year ended December 31, 2022. Please refer to Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for our banking services to customers who do business in the cannabis industry.

Non-Interest Expense

The following table displays the components of non-interest expense for 2023 and 2022.

	2023	2022	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$12,340	$10,835	$1,505	13.9%
Professional services	2,328	2,249	79	3.5%
Occupancy and equipment	2,604	2,522	82	3.3%
Data processing	1,385	1,293	92	7.1%
FDIC insurance and other assessments	1,292	1,050	242	23.0%
OREO expense	839	493	346	70.2%
Other operating expense	14,479	5,391	9,088	168.6%
Total non-interest expense	$35,267	$23,833	$11,434	48.0%

Non-interest expense increased $11.4 million to $35.3 million for the year ended December 31, 2023, from $23.8 million for 2022 primarily due to an increase in other operating expense of $9.1 million, an increase in compensation and benefits of $1.5 million, and an increase in OREO expense of $0.3 million. The increase in other operating expense was primarily driven from a one-time recognition of a $9.5 million contingent loss related to cash that was stolen from a third-party armored car carrier facility that was used by the Company. The increase in compensation and benefits was primarily due to a $0.5 million increase in salaries, and a $0.9 million decrease in deferred loan origination costs, attributable to a reduction in the number of loans originated. The increase in OREO expense is due to higher costs to maintain the Company's OREO inventory.

Income Tax

Income tax expense decreased $5.0 million to $9.2 million on income before taxes of $37.7 million for 2023, compared to income tax expense of $14.3 million on income before taxes of $56.1 million for 2022. The effective income tax rates for 2023 and 2022 were 24.5% and 25.4%, respectively.

Financial Condition
General
At December 31, 2023, the Company’s total assets were $2.02 billion, an increase of $38.6 million or 1.9%, from December 31, 2022. The increase in total assets was primarily attributable to an increase in loans, restricted stock, and other assets. Cash and cash equivalents decreased $1.8 million, to $180.4 million at December 31, 2023. Total loans outstanding increased $35.9 million at December 31, 2023, primarily due to an increase in residential 1 to 4 family loans of $29.0 million; residential 1 to 4 family investment loans of $24.0 million; and commercial owner occupied loans of $15.7 million; partially offset by a decrease in construction loans of $34.8 million.

Total liabilities were $1.74 billion at December 31, 2023. This represented a $20.3 million, or 1.2%, increase from $1.72 billion at December 31, 2022. The increase in total liabilities was primarily due to an increase in borrowings, partially offset by a decrease in deposits. Total deposits decreased $23.2 million, or 1.5%, to $1.55 billion at December 31, 2023, from $1.58 billion at December 31, 2022. Deposits from the cannabis industries decreased to $96.7 million at December 31, 2023, from

$177.3 million at December 31, 2022. Total borrowings were $168.1 million at December 31, 2023, an increase of $42.0 million, compared to December 31, 2022, primarily due to an increase in FHLB advances of $41.9 million.
Total equity was $284.3 million and $266.0 million at December 31, 2023 and December 31, 2022, respectively, an increase of $18.3 million from December 31, 2022.
The following table presents certain key condensed balance sheet data as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$180,376	$182,150	$(1,774)	(1.0)%
Investment securities	16,387	18,744	(2,357)	(12.6)%
Loans, net of unearned income	1,787,340	1,751,459	35,881	2.0%
Allowance for credit losses	(32,131)	(31,845)	(286)	0.9%
Total assets	2,023,500	1,984,915	38,585	1.9%
Total deposits	1,552,827	1,575,981	(23,154)	(1.5)%
FHLBNY borrowings	125,000	83,150	41,850	50.3%
Subordinated debt	43,111	42,921	190	0.4%
Total liabilities	1,739,183	1,718,881	20,302	1.2%
Total equity	284,317	266,034	18,283	6.9%
Total liabilities and equity	2,023,500	1,984,915	38,585	1.9%
Cash and cash equivalents

Cash and cash equivalents decreased $1.8 million to $180.4 million at December 31, 2023, from $182.2 million at December 31, 2022, a decrease of 1.0%.

Investment securities

Total investment securities decreased to $16.4 million at December 31, 2023, from $18.7 million at December 31, 2022, a decrease of $2.4 million or 12.6%. The decrease was primarily due to pay downs of $2.5 million, partially offset by a $0.1 million valuation increase.

Loans, net unearned income

Loans receivable increased to $1.79 billion at December 31, 2023, from $1.75 billion at December 31, 2022. The increase was primarily due to an increase in residential 1 - 4 family of $29.0 million; residential 1 to 4 family investment of $24.0 million; and commercial owner-occupied loans of $15.7 million; partially offset by a decrease of $34.8 million in construction loans.

Allowance for credit losses

Allowance for credit losses increased $0.3 million, to $32.1 million, or 0.90%, at December 31, 2023, from $31.8 million at December 31, 2022. The increase was primarily due to an increase in the portfolio balance, net of a decrease in historical loss rates. In 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, and unfunded commitments. On January 1, 2023, the Company recorded a cumulative effect decrease to retained earnings of $2.1 million, net of tax, of which $1.9 million related to loans, and $960.0 thousand related to unfunded commitments. There were no such charges for securities held by the Company at the date of adoption.

Deposits

At December 31, 2023, the Bank’s total deposits decreased to $1.55 billion from $1.58 billion at December 31, 2022, a decrease of $23.2 million, or 1.5%. The decrease in deposits was primarily attributed to a decrease in non-interest bearing demand deposits of $120.4 million, savings of $105.1 million, time deposits of $42.2 million, and interest checking of $20.1 million partially offset by an increase in money market of $218.4 million, and brokered CD balances of $46.2 million. Deposits from the cannabis businesses decreased to $96.7 million at December 31, 2023, from $177.3 million at December 31, 2022, a decrease of $80.6 million. The decrease in such deposits is primarily attributable to increased competition from other banks, and the consolidation of the cannabis industry. The Bank expects this trend to continue in the foreseeable future.

Borrowings

At December 31, 2023, total borrowings increased $42.0 million to $168.1 million at December 31, 2023, from $126.1 million at December 31, 2022. The increase in borrowings was primarily due to an increase in FHLBNY advances of $41.9 million.

Equity

Total shareholders’ equity increased to $284.3 million at December 31, 2023, from $266.0 million at December 31, 2022, an increase of $18.3 million or 6.9%. The increase in total shareholders' equity was primarily due to the retention of earnings from the period, partially offset by the recognition of $8.6 million of cash dividends.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At December 31, 2023, our cash position was $180.4 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source. The Bank joined the IntraFi network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. At December 31, 2023, the Company had a $944.4 million line of credit from the FHLBNY, of which $125.0 million was outstanding, $50.0 million was a letter of credit to secure public deposits, and $769.4 million was unused.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At December 31, 2023, the Company's investment securities portfolio classified as available for sale was $7.1 million.

We had unused loan commitments of $93.8 million at December 31, 2023. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Capital Adequacy
Consistent with the goal to operate a sound and profitable financial organization, the Company and Bank actively seeks to maintain their status as well-capitalized in accordance with regulatory standards. As of December 31, 2023, the Company and the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our Consolidated Financial Statements for more information about the Company's and the Bank's regulatory capital compliance.

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

The interest rate sensitivity position as of December 31, 2023 is presented in the following table. Assets and liabilities are scheduled based on maturity or re-pricing data except for mortgage loans and mortgage-backed securities, which are based on prevailing prepayment assumptions and expected maturities and deposits which are based on recent retention experience of core deposits. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

	As of December 31, 2023
	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 3 Years	Over 3 Years Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$283,271	$446,949	$785,851	$212,231	$49,112	$1,777,414
Investment securities	8,127	1,442	3,676	4,049	7,272	24,566
Cash and cash equivalents	167,659	—	—	—	—	167,659
Total interest-earning assets	$459,057	$448,391	$789,527	$216,280	$56,384	$1,969,639
Interest-bearing liabilities:
NOW, Saving and Money market deposits	$33,543	$100,627	$345,578	$203,450	$30,370	$713,568
Retail time deposits	153,882	257,720	35,947	2,937	—	450,486
Brokered time deposits	106,692	49,150	742	—	—	156,584
Borrowed funds	43,403	—	95,000	—	30,000	168,403
Total interest-bearing liabilities	$337,520	$407,497	$477,267	$206,387	$60,370	$1,489,041
Interest rate sensitive gap	$121,537	$40,894	$312,260	$9,893	$(3,986)	$480,598
Cumulative interest rate gap	$121,537	$162,431	$474,691	$484,584	$480,598	$—
Ratio of rate-sensitive assets to rate-sensitive liabilities	136.0%	110.0%	165.4%	104.8%	93.4%	132.3%
Cumulative interest sensitivity gap to total assets	6.0%	8.0%	23.5%	23.9%	23.8%	—
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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At December 31, 2023 and December 31, 2022, unused commitments to extend credit amounted to approximately $93.8 million and $159.0 million, respectively. Commitments to fund fixed-rate loans were immaterial at December 31, 2023. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition of the Company.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2023 and December 31, 2022, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.
At December 31, 2023, we had contractual obligations primarily relating to commitments to extent credits, deposits, secured and unsecured borrowings, and operating leases. We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Please refer to Notes 6, 7, 9, and 15 of the Notes to the Consolidated Financial Statements for detailed information regarding our contractual obligations.

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

Allowance for Credit Losses: Our allowances for credit losses represents management's best estimate of probable losses inherent in our investment and loan portfolios, excluding those loans accounted for under fair value. Refer to Note 1 in the Notes to the Consolidated Financial Statements for further information.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

March 13, 2024

/s/ Vito S. Pantilione	/s/ Jonathan D. Hill
Vito S. Pantilione	Jonathan D. Hill
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Parke Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

The Company’s loan portfolio totaled $1.8 billion as of December 31, 2023, and the associated ACL was $32.1 million. As discussed in Notes 1 and 4 to the financial statements, determining the amount of the ACL requires significant judgment about the expected future losses, which is based on a base loss projection determined through a historical vintage loss rate analysis, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the base loss projection to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period. The qualitative adjustments include analysis of items related to economic conditions, credit quality indicators within the loan portfolio, and other internal and external factors.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

- Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

- Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

- Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company's historical loss data.

- Evaluating the directional consistency and reasonableness of management's conclusions regarding basis points applied (whether positive or negative) based on the trends identified in the underlying data.

- Testing the mathematical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company’s auditor since 2022.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 13, 2024

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022
(Dollars in thousands except per share data)

	December 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$12,716	$27,165
Interest earning deposits with banks	167,660	154,985
Cash and cash equivalents	180,376	182,150
Investment securities available for sale, at fair value	7,095	9,366
Investment securities held to maturity, net of allowance for credit losses of $0 at December 31, 2023 (fair value of $7,892 at December 31, 2023 and $7,805 at December 31, 2022)	9,292	9,378
Total investment securities	16,387	18,744
Loans, net of unearned income	1,787,340	1,751,459
Less: Allowance for credit losses	(32,131)	(31,845)
Net loans	1,755,209	1,719,614
Accrued interest receivable	8,555	8,768
Premises and equipment, net	5,579	5,958
Restricted stock	7,636	5,439
Bank owned life insurance (BOLI)	28,415	28,145
Deferred tax asset	9,262	9,184
Other real estate owned (OREO)	1,550	1,550
Other	10,531	5,363
Total Assets	$2,023,500	$1,984,915
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$232,189	$352,546
Interest-bearing deposits	1,320,638	1,223,435
Total deposits	1,552,827	1,575,981
FHLBNY borrowings	125,000	83,150
Subordinated debentures	43,111	42,921
Accrued interest payable	4,146	2,664
Accrued expenses and other liabilities	14,099	14,165
Total liabilities	1,739,183	1,718,881
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 375 shares and 445 shares outstanding at December 31, 2023 and 2022, respectively	375	445
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,240,821 shares and 12,225,097 shares at December 31, 2023 and 2022, respectively	1,224	1,223
Additional paid-in capital	136,700	136,201
Retained earnings	149,437	131,706
Accumulated other comprehensive loss	(404)	(526)
Treasury stock, 284,522 shares at December 31, 2023 and 2022, at cost	(3,015)	(3,015)
Total shareholders’ equity	284,317	266,034
Total liabilities and shareholders' equity	$2,023,500	$1,984,915

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2023 and 2022
(Dollars in thousands except per share data)

	December 31, 2023	December 31, 2022
Interest income:
Interest and fees on loans	$106,061	$82,900
Interest and dividends on investments	1,048	772
Interest on deposits with banks	5,595	3,811
Total interest income	112,704	87,483
Interest expense:
Interest on deposits	41,259	11,071
Interest on borrowings	7,231	3,085
Total interest expense	48,490	14,156
Net interest income	64,214	73,327
(Recovery of) provision for credit losses	(2,051)	1,800
Net interest income after (recovery of) provision for credit losses	66,265	71,527
Non-interest income
Service fees on deposit accounts	3,872	4,927
Other loan fees	851	1,379
Bank owned life insurance income	737	568
Gain on sale of SBA loans	—	98
Net gain on OREO	38	328
Other	1,194	1,082
Total non-interest income	6,692	8,382
Non-interest expense
Compensation and benefits	12,340	10,835
Professional services	2,328	2,249
Occupancy and equipment	2,604	2,522
Data processing	1,385	1,293
FDIC insurance and other assessments	1,292	1,050
OREO expense	839	493
Other operating expense	14,479	5,391
Total non-interest expense	35,267	23,833
Income before income tax expense	37,690	56,076
Income tax expense	9,228	14,253
Net income attributable to Company	28,462	41,823
Less: Preferred stock dividend	(26)	(27)
Net income available to common shareholders	$28,436	$41,796
Earnings per common share
Basic	$2.38	$3.51
Diluted	$2.35	$3.44
Weighted average common shares outstanding
Basic	11,945,740	11,918,319
Diluted	12,137,052	12,175,440

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023 and 2022

	For the Year ended December 31,
	2023	2022
	(Dollars in thousands)
Net income	$28,462	$41,823
Unrealized gains (losses) on investment securities, net of reclassification into income:
Unrealized gains (losses) on available for sale securities	165	(1,039)
Tax impact on unrealized (loss) gain	(43)	268
Total other comprehensive gain (loss)	122	(771)
Comprehensive income attributable to the Company	$28,584	$41,052

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2023 and 2022
(Dollars in thousands except share data)
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, December 31, 2021	445	$445	12,182,081	$1,218	$135,451	$98,017	$245	$(3,015)	$232,361
Net income	—	—	—	—	—	41,823	—	—	41,823
Stock compensation issued/exercised	—	—	43,016	5	401	—	—	—	406
Other comprehensive loss	—	—	—	—	—	—	(771)	—	(771)
Stock compensation expense	—	—	—	—	349	—	—	—	349
Dividend on preferred stock ($60.00 per share)	—	—	—	—	—	(27)	—	—	(27)
Dividend on common stock ($0.68 per share)	—	—	—	—	—	(8,107)	—	—	(8,107)
Balance, December 31, 2022	445	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	—	28,462	—	—	28,462
Stock compensation issued/exercised	—	—	6,096	—	33	—	—	—	33
Preferred stock shares conversion	(70)	(70)	9,628	1	69	—	—	—	—
Other comprehensive gain	—	—	—	—	—	—	122	—	122
Stock compensation expense	—	—	—	—	397	—	—	—	397
Dividend on preferred stock ($60.00 per share)	—	—	—	—	—	(26)	—	—	(26)
Dividend on common stock ($0.72 per share)	—	—	—	—	—	(8,603)	—	—	(8,603)
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	2023	2022
Cash Flows from Operating Activities
Net income	$28,462	$41,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464	646
(Recovery of) provision for credit losses	(2,051)	1,800
Increase in value of bank-owned life insurance	(736)	(568)
Gain on sale of SBA loans	—	(98)
SBA loans originated for sale	—	(1,723)
Proceeds from sale of SBA loans originated for sale	—	1,821
Net gain on OREO	(38)	(328)
Net accretion of purchase premiums and discounts on securities	(37)	(9)
Stock based compensation	397	349
Decrease (increase) in deferred income tax	595	(1,325)
Net changes in:
Increase in accrued interest receivable and other assets	(4,955)	(727)
Increase in accrued interest payable and other accrued liabilities	917	1,789
Net cash provided by operating activities	23,018	43,450
Cash Flows from Investing Activities
Repayments and maturities of investment securities available for sale	2,412	2,905
Repayments and maturities of investment securities held to maturity	147	590
Net increase in loans	(35,986)	(268,420)
Sales (purchases) of bank premises and equipment	105	(150)
Proceeds from sale of OREO, net	161	2,426
Proceeds from bank owned life insurance policy	466	—
Redemptions of restricted stock	10,819	912
Purchases of restricted stock	(13,016)	(1,207)
Net cash used in investing activities	(34,892)	(262,944)
Cash Flows from Financing Activities
Cash dividends	(8,629)	(7,886)
Proceeds from exercise of stock options	33	406
Net proceeds from issuance of subordinate debt	—	—
Earnings distribution from non-controlling interest	—	—
(Decrease) increase in FHLBNY short-term borrowings	(53,150)	63,150
Increase (decrease) in FHLBNY long-term borrowings	95,000	(58,150)
Net decrease in other borrowed funds	—	—
Net decrease in noninterest-bearing deposits	(120,357)	(201,264)
Net increase in interest-bearing deposits	97,203	8,835
Net cash provided by (used in) financing activities	10,100	(194,909)
Decrease in cash and cash equivalents	(1,774)	(414,403)
Cash and Cash Equivalents, January 1,	182,150	596,553
Cash and Cash Equivalents, December 31,	$180,376	$182,150

Supplemental Disclosure of Cash Flow Information:
Interest paid	$47,008	$13,095
Income taxes paid	$14,677	$13,923

Non-cash Investing and Financing Items
Loans transferred to OREO	$123	$1,994
Accrued dividends payable	$2,158	$2,156

See accompanying notes to consolidated financial statements

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. We have reclassified certain prior year amounts to conform to the 2023 presentation, which did not have a material impact on our consolidated financial condition or results of operations. The accounting policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

Investment Securities: Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity if we have the positive intent and ability to hold the securities to maturity. We report securities held to maturity on our consolidated balance sheets at carrying value, which generally equals amortized cost. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. Debt securities not classified as held to maturity or trading are designated as securities available for sale ("AFS") and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We did not have any securities classified as trading securities during 2023 or 2022.

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

Restricted Stock: Restricted stock includes investments in the common stock of the FHLBNY and the Atlantic Central Bankers Bank for which no readily available market exists and, accordingly, is carried at cost. The stocks have no quoted market value and are subject to redemption restrictions. Management reviews these stocks for credit loss based on the ultimate recoverability of the cost basis in the stock. The stocks’ values are determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. Management considers such criteria as the significance of the decline in net assets, if any, the length of time this situation has persisted and the financial performance of the issuers. In addition, management considers any commitments by the FHLBNY to make payments required by law or regulation, the impact of legislative and regulatory changes on the customer base of the FHLBNY and the liquidity position of the FHLBNY.

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

Allowance for Credit Losses on Loans and Leases: The allowance for credit losses represents management’s estimate of expected losses inherent in the Company’s lending activities excluding loans accounted for under fair value. The allowance for credit losses is maintained through charges to the provision for credit losses in the Consolidated Statements of Income as expected losses are estimated. Loans or portions thereof that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

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

Allowance for Credit Losses on Lending-Related Commitments: Parke estimates expected credit losses over the contractual period in which it is exposed to credit risk on contractual obligations to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on lending-related commitments is recorded in other liabilities in the consolidated balance sheet and is recorded as a provision for credit losses in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The lifetime loss rates for off-balance sheet credit exposures are calculated in the same manner as on-balance sheet credit exposures, using the same model and economic forecasts, adjusted for the estimated likelihood that funding will occur.

Individually Assessed Loans and Leases: ASC 326 provides that a loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Parke, loans and leases which are identified to be individually assessed under CECL typically are those that are on non-accrual at the reporting date, and include collateral dependent loans.

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

Allowance for Credit Losses on Held to Maturity Securities: We follow Accounting Standards Codification (ASC) 326-20, Financial Instruments - Credit Loss - Measured at Amortized Cost, to measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

Allowance for Credit Losses on Available for Sale Securities: We follow ASC 326-30, Financial Instruments - Credit Loss - Available-for-Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to non-interest income in the Consolidated Statements of Income.

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

Charge-Offs: We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as an increase to the allowance for credit losses.

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

Other Real Estate Owned (“OREO”): Real estate acquired through foreclosure or other proceedings is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for credit losses. Costs of improving OREO are capitalized to the extent that the carrying value does not exceed its fair value less estimated selling costs. Subsequent valuation adjustments, declines, if any, are recognized as a charge against current earnings. Holding costs are charged to expense. Gains and losses on sales are recognized in noninterest income as they occur. The OREO balance is included in other assets on the balance sheets.

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

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2023 and 2022, respectively. The Company does not have an accrual for uncertain tax positions as of December 31, 2023 and 2022, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. All years after 2019 are open under the original federal statute of limitations. For state tax returns, the Company is subject to income tax examinations by local tax authorities for years 2019 and after, except for the State of New Jersey which is still subject to income tax examinations for years 2018 and after.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our most significant estimates pertain to our allowances for loan and lease losses, fair value measurements, individually evaluated loans, the carrying value of OREO, and the valuation of deferred income taxes. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

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

For year 2023 and 2022, we did not reclassify any amounts from accumulated other comprehensive income (loss) to income. The following table provides the components of other comprehensive income, reclassifications to net income and the related tax effect for the year ended December 31, 2023 and 2022:

Year ended December 31,	2023	2022
	(Dollars in thousands)
Investment securities:
Net unrealized gain (loss)	$165	$(1,039)
Tax effect related to the unrealized (gain) loss	(43)	268
Accumulated other comprehensive income	$122	$(771)

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share considers common stock equivalents (when dilutive) outstanding during the period such as options outstanding and convertible preferred stock. To the extent that stock equivalents are anti-dilutive, they have been excluded from the earnings per share calculation. Earnings per common share have been computed based on the following for 2023 and 2022:

	2023	2022
	(Dollars in thousands, except per share data)
Basic earnings per common share
Net income available to common shareholders	$28,436	$41,796
Basic weighted-average common shares outstanding	11,945,740	11,918,319
Basic earnings per common share	$2.38	$3.51
Diluted earnings per common share
Net income available to common shareholders	$28,436	$41,796
Dividend on Preferred Series B	26	27
Net income attributable to diluted common shares	$28,462	$41,823
Basic weighted-average common shares outstanding	11,945,740	11,918,319
Dilutive potential common shares	191,312	257,121
Total diluted weighted-average common shares outstanding	12,137,052	12,175,440
Diluted earnings per common share	$2.35	$3.44

For 2023 and 2022, there were 330,536 and 125,938 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.
Contingent loss: Included in other operating expense is the one-time recognition of a $9.5 million contingent loss related to cash that was stolen from a third-party armored car carrier facility that was used by the Company.
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

Note 2.  Cash and Due from Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services. Management is responsible for assessing the credit risk of its correspondent banks. At December 31, 2023 and 2022, the vast majority of the Company's cash deposits with other banks were due from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of New York.

Note 3.  Investment Securities

The following is a summary of the Company's investments in available for sale and held to maturity securities as of December 31, 2023 and 2022:

As of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Credit Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,639	$3	$547	$7,095	$—
Total available for sale	$7,639	$3	$547	$7,095	$—

Held to maturity:
States and political subdivisions	$3,886	$38	$384	$3,540	$—
Residential mortgage-backed securities	5,406	—	1,054	4,352	—
Total held to maturity	$9,292	$38	$1,438	$7,892	$—

As of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Corporate debt obligations	$500	$—	$—	$500
Residential mortgage-backed securities	9,575	3	712	8,866
Total available for sale	$10,075	$3	$712	$9,366

Held to maturity:
States and political subdivisions	$3,822	$56	$533	$3,345
Residential mortgage-backed securities	5,556	—	1,096	4,460
Total held to maturity	$9,378	$56	$1,629	$7,805

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of December 31, 2023, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,996	2,814
Due after five years through ten years	1,008	942
Due after ten years	3,635	3,339
Total available for sale	$7,639	$7,095

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,412	1,450
Due after five years through ten years	—	—
Due after ten years	7,880	6,442
Total held to maturity	$9,292	$7,892

Expected maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalty.

During the year ending December 31, 2023 and 2022, the Company did not sell any investment securities.

The following tables show the gross unrealized losses and fair value of the Company's available for sale securities which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022.

As of December 31, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$25	$—	$6,870	$(547)	$6,895	$(547)
Total available for sale	$25	$—	$6,870	$(547)	$6,895	$(547)

As of December 31, 2022	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,579	$576	$1,043	$136	$8,622	$712
Total available for sale	$7,579	$576	$1,043	$136	$8,622	$712

Held to maturity:
States and political subdivisions	$—	$—	$1,943	$533	$1,943	$533
Residential mortgage-backed securities	—	—	4,460	1,096	4,460	1,096
Total held to maturity	$—	$—	$6,403	$1,629	$6,403	$1,629

The Company’s unrealized loss for the available for sale securities is comprised of 3 securities in the less than 12 months loss position and 16 securities in the 12 months or greater loss position at December 31, 2023. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities shown in the 2022 table that had unrealized losses were issued by a school district, and therefore the loss is attributed to changes in interest rates and not due to credit losses. Additionally, these securities are classified as held to maturity. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be a credit loss at December 31, 2023.

Impairment of Debt Securities

On at least a quarterly basis, we review all debt securities that are in an unrealized loss position for a credit loss. An investment security is deemed impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, and previous other-than-temporary impairments. For individual debt securities classified as available for sale, we determine whether a decline in fair value below the amortized cost has resulted from a credit loss or other factors. If the decline in fair value is due to credit, we will record the portion of the impairment loss relating to credit through an allowance for credit losses. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Please refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for a detailed description of our accounting policy for the impairment of securities.

Note 4.  Loans Receivable and Allowance for Credit Losses

Loans Receivable

As of December 31, 2023, the Company had $1.79 billion in loans receivable outstanding. Outstanding balances include $2.7 million and $1.9 million at December 31, 2023 and 2022, respectively, for net deferred loan costs, and unamortized discounts.

The portfolios of loans receivable at December 31, 2023, and December 31, 2022, consist of the following, by portfolio segment:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Commercial and Industrial	$35,451	$32,383
Construction	157,556	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	141,742	125,950
Commercial – Non-owner Occupied	369,909	377,452
Residential – 1 to 4 Family	449,682	444,820
Residential - 1 to 4 Family Investment	524,167	476,210
Residential – Multifamily	103,324	95,556
Consumer	5,509	6,731
Total Loan receivable	1,787,340	1,751,459
Allowance for credit losses on loans	(32,131)	(31,845)
Total loan receivable, net of allowance for credit losses on loans	$1,755,209	$1,719,614

An age analysis of past due loans by class at December 31, 2023 and December 31, 2022 as follows:

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$712	$712	$34,739	$35,451
Construction	—	—	1,091	1,091	156,465	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	140,625	141,742
Commercial – Non-owner Occupied	—	1,549	3,107	4,656	365,253	369,909
Residential – 1 to 4 Family	58	1,793	1,211	3,062	446,620	449,682
Residential - 1 to 4 Family Investment	—	440	—	440	523,727	524,167
Residential – Multifamily	—	—	—	—	103,324	103,324
Consumer	66	—	—	66	5,443	5,509
Total Loans	$124	$3,782	$7,238	$11,144	$1,776,196	$1,787,340

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$89	$—	$89	$32,294	$32,383
Construction	—	—	1,091	1,091	191,266	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	125,550	125,950
Commercial – Non-owner Occupied	—	—	14,553	14,553	362,899	377,452
Residential – 1 to 4 Family	58	—	162	220	444,600	444,820
Residential - 1 to 4 Family Investment	—	—	—	—	476,210	476,210
Residential – Multifamily	—	—	—	—	95,556	95,556
Consumer	78	—	70	148	6,583	6,731
Total Loans	$136	$89	$16,276	$16,501	$1,734,958	$1,751,459

The following table provides the amortized cost of loans on nonaccrual status:

	December 31, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$277	$435	$712	$—	$712
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	3,107	—	3,107	—	3,107
Residential - 1 to 4 Family	1,211	—	1,211	—	1,211
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,403	$835	$7,238	$—	$7,238

	December 31, 2022
(amounts in thousands)	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial and Industrial	$—	$—
Construction	1,091	—
Commercial - Owner Occupied	587	—
Commercial - Non-owner Occupied	19,568	—
Residential - 1 to 4 Family	417	—
Residential - 1 to 4 Family Investment	—	—
Residential - Multifamily	—	—
Consumer	70	—
Total	$21,733	$—

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

The following tables present the information regarding the allowance for credit losses and associated loan data by portfolio segment under the CECL model in accordance with ASC 326:

	Twelve Months Ended December 31, 2023
As of December 31, 2023			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption ASC 326	168	1,899	(171)	(951)	1,782	(794)	(128)	53	1,858
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	15	—	3	—	—	—	—	—	18
Provisions (benefits)	353	(1,133)	(335)	(1,650)	1,203	196	(170)	(54)	(1,590)
Ending Balance December 31 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131

The increase in allowance for credit losses for construction is due to an increase in the vintage loss rate upon the implementation of CECL, partially offset by a decrease in loan balance during the year. The increase in the allowance for credit losses for residential 1 to 4 family is due to an increase in the vintage loss rate upon the implementation of CECL, as well as an increase in loan balance during the year. The decrease in allowance for credit losses for residential 1 to 4 family investment, and residential multifamily is due to lower vintage loss rates upon the implementation of CECL, partially offset by increases in loan balances during the year. The decrease in allowance for credit losses for commercial non-owner occupied is due to lower vintage loss rates upon the implementation of CECL, a decrease in loan balance, and a decrease in loss rates due to a decrease in non-performing loans.

The following tables present the information regarding the allowance for loan losses and associated loan data by portfolio segment under the incurred loss model:

	Twelve Months Ended December 31, 2022
As of December 31, 2022			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
December 31, 2021	$417	$2,662	$2,997	$7,476	$7,045	$7,925	$1,215	$108	$29,845
Charge-offs	—	—	—	—	(66)	—	—	—	(66)
Recoveries	14	100	18	—	134	—	—	—	266
Provisions	(41)	(181)	(717)	2,233	(1,037)	1,456	132	(45)	1,800
Ending Balance December 31 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$31	$500	$18	$—	$—	$—	$549
Collectively evaluated for impairment	390	2,581	2,267	9,209	6,058	9,381	1,347	63	31,296
Balance at December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845

Loans
Individually evaluated for impairment	$—	$1,091	$587	$19,568	$417	$—	$—	$70	$21,733
Collectively evaluated for impairment	32,383	191,266	125,363	357,884	444,403	476,210	95,556	6,661	1,729,726
Balance at December 31, 2022	$32,383	$192,357	$125,950	$377,452	$444,820	$476,210	$95,556	$6,731	$1,751,459

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$712	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	3,107	—	—
Residential - 1 to 4 Family	1,211	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$7,238	$—	$—

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
5.Other Assets Especially Mentioned (OAEM): Financial condition is such that assets in this category have a potential weakness or pose unwarranted financial risk to the Bank even though the asset value is not currently individually evaluated. The asset does not currently warrant adverse classification but if not corrected could weaken and could create future increased risk exposure. Includes loans that require an increased degree of monitoring or servicing as a result of internal or external changes.
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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2023 under the current expected credit loss model.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and Industrial
Pass	$4,724	$1,269	$87	$759	$598	$7,154	$20,148	$34,739
OAEM	—	—	—	—	—	—	—	—
Substandard	—	435	—	—	—	—	277	712
Doubtful	—	—	—	—	—	—	—	—
	$4,724	$1,704	$87	$759	$598	$7,154	$20,425	$35,451
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$323	$3,335	$4,499	$195	$—	$—	$148,113	$156,465
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$323	$3,335	$4,499	$195	$—	$1,091	$148,113	$157,556
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$19,842	$36,030	$21,536	$7,104	$8,346	$45,249	$2,518	$140,625
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,117	—	1,117
Doubtful	—	—	—	—	—	—	—	—
	$19,842	$36,030	$21,536	$7,104	$8,346	$46,366	$2,518	$141,742
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$19,123	$93,805	$37,002	$33,316	$54,484	$112,471	$1,180	$351,381
OAEM	—	—	—	—	—	15,421	—	15,421
Substandard	—	—	—	250	2,586	271	—	3,107
Doubtful	—	—	—	—	—	—	—	—
	$19,123	$93,805	$37,002	$33,566	$57,070	$128,163	$1,180	$369,909
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$58,358	$117,044	$61,580	$33,037	$25,623	$148,124	$4,705	$448,471
Nonperforming	155	—	—	285	771	—	—	1,211
	$58,513	$117,044	$61,580	$33,322	$26,394	$148,124	$4,705	$449,682
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$87,734	$138,884	$116,487	$50,119	$54,576	$76,367	$—	$524,167
Nonperforming	—	—	—	—	—	—	—	—
	$87,734	$138,884	$116,487	$50,119	$54,576	$76,367	$—	$524,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$2,292	$23,030	$27,006	$12,159	$9,989	$28,848	$—	$103,324
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$2,292	$23,030	$27,006	$12,159	$9,989	$28,848	$—	$103,324
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$—	$—	$5,493	$16	$5,509
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,493	$16	$5,509
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

An analysis of the credit risk profile by internally assigned grades under the incurred loss model as of December 31, 2022 is as follows:

December 31, 2022	Pass	OAEM	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and Industrial	$32,383	$—	$—	$—	$32,383
Construction	191,266	—	1,091	—	192,357
Real Estate Mortgage:
Commercial – Owner Occupied	122,523	3,027	400	—	125,950
Commercial – Non-owner Occupied	362,899	—	14,553	—	377,452
Residential – 1 to 4 Family	920,868	—	162	—	921,030
Residential – Multifamily	95,556	—	—	—	95,556
Consumer	6,661	—	70	—	6,731
Total	$1,732,156	$3,027	$16,276	$—	$1,751,459

Modifications to Borrowers Experiencing Financial Difficulty

At December 31, 2023, the Company did not make any modifications to borrowers experiencing financial difficulty.

The following table provides detail on impaired loans and the associated ALLL at December 31, 2022:

December 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—
Construction	1,091	5,808	—
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	—
Commercial – Non-owner Occupied	11,116	11,116	—
Residential – 1 to 4 Family	162	162	—
Residential – Multifamily	—	—	—
Consumer	70	70	—
	12,439	17,156	—
With an allowance recorded:
Commercial and Industrial	—	—	—
Construction	—	—	—
Real Estate Mortgage:
Commercial – Owner Occupied	587	587	31
Commercial – Non-owner Occupied	8,452	8,452	500
Residential – 1 to 4 Family	255	255	18
Residential – Multifamily	—	—	—
Consumer	—	—	—
	9,294	9,294	549
Total:
Commercial and Industrial	—	—	—
Construction	1,091	5,808	—
Real Estate Mortgage:
Commercial – Owner Occupied	587	587	31
Commercial – Non-owner Occupied	19,568	19,568	500
Residential – 1 to 4 Family	417	417	18
Residential – Multifamily	—	—	—
Consumer	70	70	—
	$21,733	$26,450	$549

The following table presents by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2022:

	2022
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial and Industrial	$114	$—
Construction	1,129	—
Real Estate Mortgage:
Commercial – Owner Occupied	1,772	31
Commercial – Non-owner Occupied	11,108	645
Residential – 1 to 4 Family	541	20
Residential – Multifamily	—	—
Consumer	42	1
Total	$14,706	$697

At December 31, 2022, we reported performing TDR loans (not reported as non-accrual loans) of $5.5 million. Non-performing TDRs were zero at December 31, 2022. There were no new loans modified as a TDR and no additional commitments to lend additional funds to debtors whose loans have been modified in TDRs for the year ended December 31, 2022.

Loans to Related Parties: In the normal course of business, the Company has granted loans to its executive officers, directors and their affiliates (related parties). All loans to related parties were made in the ordinary course of business.

An analysis of the activity of such related party loans for 2023 is as follows:

2023
(Dollars in thousands)
Balance, beginning of year	$843
Advances	301
Less: repayments	(448)
Balance, end of year	$696

Pledged Loans: At December 31, 2023 and 2022, approximately $1.3 billion and $923.0 million, respectively, of unpaid principal balance of loans were pledged to the FHLBNY on borrowings (Note 7). This pledge consists of a blanket lien on residential mortgages and certain qualifying commercial real estate loans.

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

Note 5.  OREO

Other real estate owned (OREO) at December 31, 2023 was $1.6 million, compared to $1.6 million at December 31, 2022. The real estate owned at December 31, 2023, consisted of two properties. During 2023, the Company disposed of $161.0 thousand of OREO, recognizing a gain of $38.0 thousand, compared to $2.4 million of OREO sold in 2022, recognizing a gain of $328.0 thousand. The Company did not write-down any OREO property during 2023 or 2022. Operating expenses related to OREO, net of related income, for 2023 and 2022, were $839.0 thousand and $493.0 thousand, respectively.

An analysis of OREO activity for the years ended December 31, 2023 and 2022 is as follows:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$1,550	$1,654
Real estate acquired in settlement of loans	123	1,994
Sales of OREO, net	(161)	(2,426)
Valuation adjustments	38	328
Balance at end of period	$1,550	$1,550

Note 6.  Deposits

Deposits at December 31, 2023 and 2022, consisted of the following:

	2023	2022
	(Dollars in thousands)
Noninterest-bearing demand	$232,189	$352,546
NOWs	63,017	83,080
Money market deposits	567,080	348,680
Savings deposits	83,470	188,540
Time deposits over $250,000	93,696	119,009
Other time deposits	356,791	373,689
Brokered time deposits	156,584	110,437
Total deposits	$1,552,827	$1,575,981

Scheduled maturities of certificates of deposit at December 31, 2023 are as follows:

Years Ending December 31,	(Dollars in thousands)
2024	$567,442
2025	28,327
2026	8,363
2027	2,723
2028	216
Total	$607,071
The following table is a summary of interest expense on deposits by category:

	2023	2022
	(Dollars in thousands)
NOWs	$1,377	$417
Money market deposits	17,120	3,927
Savings deposits	1,486	905
Time deposits	15,232	4,890
Brokered time deposits	6,044	932
Total	$41,259	$11,071

Note 7.  Borrowings

An analysis of borrowings at December 31, 2023 and 2022 is as follows:

		2023		2022
	Maturity Date or Range	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands, except rates)
Borrowed funds:
Federal Home Loan Bank advances	Less than one year	$30,000	5.61%	$83,150	1.84%
	One to three years	95,000	4.93%	—	—%
	Total	$125,000		$83,150
Subordinated debentures, capital trusts	November 2035	$5,155	7.30%	$5,155	6.35%
	November 2035	5,155	7.30%	5,155	6.35%
	September 2037	3,093	7.15%	3,093	6.27%
	Total	$13,403		$13,403
Subordinated debentures notes, net	July 15, 2030	$29,708	6.50%	$29,518	6.50%

At December 31, 2023, the Company had a $944.4 million line of credit from the FHLBNY, of which $125.0 million, as detailed above, was outstanding, $50.0 million was a letter of credit to secure public deposits, and $769.4 million was unused.

Subordinated Debentures – Capital Trusts: On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.66% and was 7.30% at December 31, 2023. Parke Capital Trust I purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is variable at 7.30%. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.50% and was 7.15% at December 31, 2023. Parke Capital Trust III purchased $3,093,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after December 15, 2012, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. The proceeds were contributed to paid-in capital at the Bank.

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

Note 8.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of Company premises and equipment as of December 31, 2023 and 2022 is as follows:

	2023	2022
	(Dollars in thousands)
Land	$1,044	$1,044
Building and improvements	7,275	7,282
Furniture and equipment	3,946	4,044
Total premises and equipment	12,265	12,370
Less: accumulated depreciation and amortization	(6,686)	(6,412)
Premises and equipment, net	$5,579	$5,958

Depreciation and amortization expense was $401,000 and $457,000 in 2023 and 2022, respectively.

Note 9. Leases

We lease three retail branches, a loan office, and a parcel of land for a retail branch location. These leases generally have remaining terms of 10 years or less except the land lease, which has a remaining lease term of eighty-two years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At December 31, 2023, we had future minimum lease payments of $27.3 million and imputed interest of $24.9 million and lease liability of $2.5 million. The weighted average remaining lease term was 48.1 years and weighted average discount rate was 7.21% at December 31, 2023, respectively. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The following table presents information about our operating leases at the year ended December 31, 2023.

Dollars in thousands	2023
Lease right of use assets (ROU)	$2,455
Lease liabilities	$2,455

The following table presents future undiscounted cash flows on our operating leases:

Years Ending December 31,	(Dollars in thousands)
2024	$360
2025	365
2026	283
2027	187
2028	192
Thereafter	25,922
Total undiscounted lease payments	$27,309
Impact of present value discount	$(24,854)
Note 10.  Shareholders’ Equity

Common Stock Dividend: The Company paid a $0.18 per share dividend each quarter 2023. During 2023, the Company paid a total of $8.6 million in common stock cash dividends. The Company paid a $0.16 per share quarterly dividend for the first and second quarters, and a $0.18 per share quarterly dividend for the third and fourth quarters of 2022. During 2022, the Company paid a total of $7.9 million in common stock cash dividends.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and policies, and other factors deemed relevant by the Board.

Treasury Stock: No treasury stock was repurchased during 2023 and 2022.

Stock Options: After shareholder approval in 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) became effective. In addition, the Company also has the 2015 Equity Incentive Plan (the “2015 Plan”). No future awards are being granted under the 2015 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2015 Plan and the 2020 Plan are referred to as Stock Option Plans. Under the 2020 Plan, the Company may grant options to purchase up to 935,000 shares of Company's common stock and award up to 55,000 of restricted stock. At December 31, 2023, there were 455,000 shares remaining for future option grants, and 48,482 shares remaining for future restricted stock awards under the plan.

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

The Company did not grant any options in 2023.

Compensation expense for stock options was $397.8 thousand, and $348.7 thousand at December 31, 2023 and 2022, respectively.

A summary of stock options at December 31, 2023 and 2022 was as follows:

	Year Ended December 31, 2023
Stock Options:	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	689,127	$15.93
Granted	—	$—
Exercised	(3,782)	$8.95
Forfeited	(4,000)	$21.66
Outstanding at end of period	681,345	$15.94
Exercisable at end of period	470,349	$14.90

The total amount of compensation cost remaining to be recognized relating to unvested employees and directors option grants as of December 31, 2023 was $0.9 million. The weighted-average period over which the expense is expected to be recognized is 3.4 years. At December 31, 2023, the intrinsic value of options exercisable and all options outstanding was approximately $2.7 million and $3.1 million, respectively. The aggregate intrinsic value of options exercised in 2023 was $45.0 thousand.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2022 was $1.3 million. The weighted-average period over which the expense is expected to be recognized was 4.2 years. At December 31, 2022, the intrinsic value of options exercisable and all options outstanding was approximately $1.7 million and $3.3 million, respectively. The aggregate intrinsic value of options exercised in 2022 was $508.6 thousand.

Under the 2020 Plan, the Company was authorized to issue 55,000 shares of restricted stock upon the grant of awards. All restricted stocks vests over five years. The table below presents the status of the restricted stock units at December 31, 2023, and the changes during the year ended December 31, 2023.

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding and unvested at December 31, 2022	5,691	19.69
Granted	—
Vested	(2,022)	19.77
Outstanding and unvested at December 31, 2023	3,669	19.64

The Company recognized $40,006 and $46,007 compensation costs of the restricted shares during year 2023 and 2022. The total amount of restricted stock expense remaining to be recognized is $72.0 thousand at December 31, 2023.

Preferred Stock: In December of 2013, the Company completed a private placement of newly designated 6% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2023. There were 375 shares of Series B Preferred Stock outstanding at December 31, 2023. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 51,600 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions. The conversion rate was set using a conversion price for the common stock of $10.64, which was approximately 20% over the closing price of the Common Stock on October 10, 2013, the day the Series B Preferred Stock was priced.

During 2023, preferred stockholders converted 70 shares of preferred shares into 9,628 shares of common stock, respectively.

There were no preferred shares converted to common stock during 2022.

The Company has recorded dividends on preferred stock in the approximate amount of $26,000 and $27,000 for the years ended December 31, 2023 and 2022, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for year 2023. The preferred stock qualifies for and is accounted for as equity securities and is included in the Company’s Tier I capital since issued.

Note 11. Income Taxes

Income tax expense for 2023 and 2022 consisted of the following:

	2023	2022
	(Dollars in thousands)
Current tax expense:
Federal	$6,886	$12,696
State	2,336	2,865
	9,222	15,561
Deferred tax expense/(benefit)	6	(1,308)
Income tax expense	$9,228	$14,253
The components of the net deferred tax asset at December 31, 2023 and 2022 were as follows:

	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$7,575	$7,758
Supplemental Executive Retirement Plan ("SERP")	1,636	1,537
Deferred Loan Fees	1,322	1,254
Nonaccrued interest	58	67
Non-qualified stock options and restricted stock	318	210
Write-down on partnership investment	138	133
Unrealized loss on securities	140	183
PPP Deferred Loan Fees	1	4
Other	210	54
	11,398	11,200
Valuation allowance	(138)	(133)
Total gross deferred tax assets	11,260	11,067
Deferred tax liabilities:
Depreciation	(71)	(79)
Partnership income	(58)	(55)
Deferred loan costs	(1,869)	(1,749)
Total gross deferred tax liabilities	(1,998)	(1,883)
Net deferred tax asset	$9,262	$9,184

A reconciliation of the Company’s effective income tax rate with the statutory federal rate for 2023 and 2022 is as follows:

	2023	2022
	(Dollars in thousands)
At Federal statutory rate	$7,915	$11,776
Adjustments resulting from:
State income taxes, net of Federal tax benefit	1,557	2,400
Non-controlling interest	—	—
Tax exempt income	(20)	(22)
BOLI	(155)	(119)
Stock compensation	(8)	(89)
Nondeductible expenses	1	1
Nondeductible executive compensation	84	84
Other	(146)	222
	$9,228	$14,253

Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustments to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by federal and local tax authorities for years before 2020, and by the State of New Jersey for years before 2019. The Company is still subject to examination for 2020 and after.

The Company recorded income tax expense of $9.2 million on income before taxes of $37.7 million on for the year ended December 31, 2023, resulting in an effective tax rate of 24.5%, compared to income tax expense of $14.3 million on income before taxes of $56.1 million for the same period of 2022, resulting in an effective tax rate of 25.4%.

Note 12.  Retirement Plans

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering certain members of management.

The net SERP pension cost was approximately $367.0 thousand in 2023 and $449.0 thousand in 2022. The unfunded benefit obligation, which was included in other liabilities, was approximately $6.4 million at December 31, 2023 and $6.3 million at December 31, 2022.

The benefit obligation at December 31, 2023 and December 31, 2022 was calculated as follows:

	2023	2022
	(Dollars in thousands)
Benefit obligation, January 1	$6,311	$6,101
Service cost/(benefit)	27	121
Interest cost	340	328
Benefits paid	(239)	(239)
Accrued liability at December 31	$6,439	$6,311

The net SERP pension cost for 2023 and benefit for 2022 was calculated as follows:

	2023	2022
	(Dollars in thousands)
Service cost	$27	$121
Interest cost	340	328
	$367	$449

The service cost for 2023 and 2022 are included in the compensation cost in the income statement. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for 2023 and 2022. Annual benefit payments are estimated at $525,696 for 2024, $812,346 for 2025, $812,346 for 2026, $812,346 for 2027, $812,346 for 2028 and $4.9 million thereafter.

The Company has a 401(k) Plan covering substantially all employees. Under the Plan, the Company is required to contribute 3% of all qualifying employees’ eligible salary to the Plan. The Plan expense in 2023 was $243.0 thousand and $246.0 thousand in 2022.

Note 13.  Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At December 31, 2023, the Bank was considered “well capitalized" under the regulatory framework for prompt corrective action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

Under final regulations adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of December 31, 2023.

The Company and Bank's regulatory capital as of December 31, 2023 and 2022, is presented in the following table.

As of December 31, 2023	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$345,607	24.19%	$114,291	8.00%
Tier 1 risk-based capital	297,749	20.84%	85,718	6.00%
Tier 1 leverage	297,749	15.04%	79,207	4.00%
Tier 1 common equity	284,346	19.90%	64,289	4.50%
Parke Bank
Community Bank Leverage Ratio	326,465	16.49%	178,233	9.00%

As of December 31, 2022	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$298,056	20.59%	$115,797	8.00%
Tier 1 risk-based capital	279,963	19.34%	86,848	6.00%
Tier 1 leverage	279,963	14.40%	77,775	4.00%
Tier 1 common equity	266,115	18.38%	65,136	4.50%
Parke Bank
Community Bank Leverage Ratio	308,155	15.85%	175,009	9.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at December 31, 2023. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of December 31, 2023 and 2022, unused commitments to extend credit amounted to approximately $93.8 million and $159.0 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2023 and 2022, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On January 1, 2023, upon the adoption of ASU 2016-13, we recognized $1.0 million cumulative effect decrease to retained earnings for the allowance for credit losses of unfunded lending commitments. At December 31, 2023 and December 31, 2022, the allowance for credit losses of unfunded lending commitments was $0.5 million and zero, respectively. A provision recovery for unfunded lending commitments of $0.5 million was recognized during the year ended December 31, 2023, while there was no provision expense recognized in during the year ended December 31, 2022.

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
At December 31, 2023 and 2022, deposit balances from cannabis customers were approximately $96.7 million and $177.3 million, or 6.2% and 11.3% of total deposits, respectively, with three customers accounting for 60.6% and 36.9% of the total at December 31, 2023 and 2022. At December 31, 2023 and 2022, there were cannabis-related loans in the amounts of $27.1 million and $3.8 million, respectively.

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

Mori Restaurant LLC v. Parke Bank Matter

On May 20, 2014, Parke Bank (the "Bank") loaned Voorhees Diner Corporation ("VDC") the original principal sum of $1.0 million for purposes of tenant fit out, and operation, of the Voorhees Diner situated at 320 Route 73, Voorhees, New Jersey 08043. VDC leased the Diner property under that certain Lease with Mori Restaurant LLC ("Mori") dated May 20, 2014. In connection with the loan from the Bank and as security therefor, VDC pledged its leasehold interest to the Bank. On March 6, 2015, the loan was modified, and the principal amount of the loan was increased to $1.4 million. On January 8, 2020, the Bank declared VDC in default of its loan obligations. Judgment was entered against VDC and in favor of the Bank, and the court appointed Alan I. Gould, Esquire, as the Receiver for the Voorhees Diner Corporation. Mr. Gould subsequently caused VDC's leasehold interest in the Diner property to be sold at sheriffs sale. The Bank's REO subsidiary, 320 Route 73 LLC, was the successful bidder and took title thereto. Mori Restaurant has filed counterclaims against 320 Route 73 LLC and the Bank for rent allegedly accruing due during the period that the Receiver was in possession of the premises. As to all of Mori Restaurant’s claims, the Bank defendants’ primary, but not exclusive, defense in this matter is that, pursuant to that certain Fee Owner Consent executed by and between Mori Restaurant and the Bank, in November 2014, the lease between VDC and Mori Restaurant was terminated as a matter of law and neither the Bank nor 320 Route 73 LLC have liability to Mori Restaurant under the lease or otherwise. The Bank believes this suit is without merit, denies any and all liability and intends to vigorously defend against this matter.

In the normal course of business, there are outstanding various contingent liabilities such as claims and legal action, which are not reflected in the financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claims.

Note 15.  Fair Value

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Investment securities available for sale
As of December 31, 2023
Residential mortgage-backed securities	—	7,095	—	7,095
Total	$—	$7,095	$—	$7,095
As of December 31, 2022
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	8,866	—	8,866
Collateralized mortgage-backed securities	—	—	—	—
Total	$—	$9,366	$—	$9,366

For the year ended December 31, 2023, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held for the year ended at December 31, 2023 and December 31, 2022.

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of December 31, 2023
Collateral dependent loans	$—	$—	$1,655	$1,655
OREO	$—	$—	$1,550	$1,550
As of December 31, 2022
Collateral dependent loans	$—	$—	$1,091	$1,091
OREO	$—	$—	$1,550	$1,550

All collateral dependent individually evaluated loans have an independent third-party full appraisal to determine the NRV based on the fair value of the underlying collateral, less cost to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified. The appraisal will be based on an "as-is" valuation and will follow a reasonable valuation method that addresses the direct sales comparison, income, and cost approaches to market value, reconciles those approaches, and explains the elimination of each approach not used. Appraisals are updated every 12 months or sooner if we have identified possible further deterioration in value.

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

The following table summarizes the carrying amounts and fair values for financial instruments at December 31, 2023 and December 31, 2022:

December 31, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$180,376	$180,376	$180,376	$—	$—
Investment securities AFS	7,095	7,095	—	7,095	—
Investment securities HTM	9,292	7,892	—	7,892	—
Restricted stock	7,636	7,636	—	—	7,636
Loans, net	1,755,209	1,727,842	—	1,718,866	8,976
Accrued interest receivable	8,555	8,555	—	8,555	—

Financial Liabilities:
Non-time deposits	$945,756	$945,756	$945,756	$—	$—
Time deposits	—	605,216	—	605,216	—
Borrowings	168,111	172,985	—	172,985	—
Accrued interest payable	4,146	4,146	—	4,146	—

December 31, 2022	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$182,150	$182,150	$182,150	$—	$—
Investment securities AFS	9,366	9,366	—	9,366	—
Investment securities HTM	9,378	7,805	—	7,805	—
Restricted stock	5,439	5,439	—	—	5,439
Loans, net	1,719,614	1,661,974	—	1,641,444	20,530
Accrued interest receivable	8,768	8,768	—	8,768	—

Financial Liabilities:
Non-time deposits	$972,846	$972,846	$—	$972,846	$—
Time deposits	603,135	609,097	—	609,097	—
Borrowings	126,071	127,254	—	127,254	—
Accrued interest payable	2,664	2,664	—	2,664	—

 Note 16.  Parent Company Only Financial Statements

Condensed financial information of the parent company only is presented in the following two tables:

Balance Sheets	December 31,
	2023	2022
	(Dollars in thousands)
Assets:
Cash	$4,111	$4,059
Investments in subsidiaries	326,464	308,030
Total assets	$330,575	$312,089
Liabilities and Equity:
Subordinated debentures	$43,111	$42,921
Other liabilities	3,147	3,134
Equity	284,317	266,034
Total liabilities and equity	$330,575	$312,089

Statements of Income	Years ended December 31,
	2023	2022
	(Dollars in thousands)
Income:
Dividends from bank subsidiary	$11,772	$10,766
Total income	11,772	10,766
Expense:
Interest on subordinated debentures	$3,048	$2,586
Salary	160	160
Other expenses	118	118
Total expenses	3,326	2,864
Net Income	8,446	7,902
Equity in undistributed income of subsidiaries	20,016	33,921
Net income	28,462	41,823
Preferred stock dividend and discount accretion	(26)	(27)
Net income available to common shareholders	$28,436	$41,796

Statements of Cash Flows
	Years ended December 31,
	2023	2022
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,462	$41,823
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(20,016)	(33,921)
Amortization of subordinate debt issuance costs	190	190
Changes in
(Increase) decrease in other assets	—	(2)
Increase in accrued interest payable and other accrued liabilities	12	55
Net cash provided by operating activities	8,648	8,145
Cash Flows from Financing Activities
Proceeds from exercise of stock options	33	406
Payment of dividend on preferred stock and common stock	(8,629)	(7,886)
Net cash used in financing activities	(8,596)	(7,480)
Increase in cash and cash equivalents	52	665
Cash and Cash Equivalents, January 1,	4,059	3,394
Cash and Cash Equivalents, December 31,	$4,111	$4,059

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal I - Election of Directors,” and “Corporate Governance” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2023, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by security holders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Equity Incentive Plan	461,146	$16.23	455,000
2015 Equity incentive plan	220,199	$15.33	—
Equity compensation plans not approved by security holders
None
Total	681,345	$15.94	675,199

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
1
The consolidated balance sheets of Parke Bancorp, Inc. and subsidiary as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm (PCAOB ID:74).

	2	Schedules omitted as they are not applicable.
	3	The following exhibits are included in this Report or incorporated herein by reference:
	3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
	3.2	Bylaws of Parke Bancorp, Inc. (7)
	3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
	4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
	4.2	Description of Capital Stock of Parke Bancorp, Inc. (7)
	10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
	10.2	Supplemental Executive Retirement Plan (1)
	10.7	2015 Equity Incentive Plan (4)
	10.9	Management Change in Control Severance Agreement with Nicholas J. Pantilione
	10.12	Management Change in Control Severance Agreement with Paul Palmieri (3)
	10.13	Management Change in Control Severance Agreement with Ralph Gallo (3)
	10.14	2020 Equity Incentive Plan (6)

	21	Subsidiaries of the Registrant
	23.1	Consent of S.R. Snodgrass, P.C.
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	97	Incentive Based Compensation Recovery Policy
	99.1	Consent Order with the Federal Deposit Insurance Corporation dated October 8, 2020 (6)
	99.2	Consent Order with the New Jersey Department of Banking and Insurance (6)

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PARKE BANCORP, INC.

Dated: March 13, 2024	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2024.

/s/ Daniel J. Dalton	/s/ Vito S. Pantilione
Daniel J. Dalton	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Arret F. Dobson	/s/ Anthony Jannetti
Arret F. Dobson	Anthony Jannetti
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Fred G. Choate
Jack C. Sheppard, Jr.	Fred G. Choate
Director	Director

/s/ Jeffrey H. Kripitz	/s/ Edward Infantolino
Jeffrey H. Kripitz	Edward Infantolino
Director	Director

/s/ Jonathan D. Hill	/s/ Elizabeth Milavsky
Jonathan D. Hill	Elizabeth Milavsky
Senior Vice President and Chief Financial Officer	Director
(Principal Financial and Accounting Officer)