Form 10-Q
period 2024-03-31
PARKE BANCORP, INC.
filed 2024-05-08
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024
or
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

Yes [☐ ]                No [☒]

As of May 3, 2024, there were 11,962,821 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$7,624	$12,716
Interest bearing deposits with banks	163,469	167,660
Cash and cash equivalents	171,093	180,376
Investment securities available for sale, at fair value	6,640	7,095
Investment securities held to maturity, net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023 (fair value of $7,685 at March 31, 2024 and $7,892 at December 31, 2023)	9,271	9,292
Total investment securities	15,911	16,387
Loans, net of unearned income	1,785,542	1,787,340
Less: Allowance for credit losses	(31,918)	(32,131)
Net loans	1,753,624	1,755,209
Accrued interest receivable	8,865	8,555
Premises and equipment, net	5,501	5,579
Restricted stock	6,298	7,636
Bank owned life insurance (BOLI)	28,575	28,415
Deferred tax asset	9,271	9,262
Other real estate owned (OREO)	1,550	1,550
Other	8,385	10,531
Total assets	$2,009,073	$2,023,500
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$196,388	$232,189
Interest-bearing deposits	1,367,316	1,320,638
Total deposits	1,563,704	1,552,827
FHLBNY borrowings	95,000	125,000
Subordinated debentures	43,158	43,111
Accrued interest payable	4,398	4,146
Other	14,427	14,099
Total liabilities	1,720,687	1,739,183
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 375 shares outstanding at March 31, 2024 and December 31, 2023	375	375
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,247,343 shares and 12,240,821 shares at March 31, 2024 and December 31, 2023, respectively	1,225	1,224
Additional paid-in capital	136,801	136,700
Retained earnings	153,430	149,437
Accumulated other comprehensive loss	(430)	(404)
Treasury stock, 284,522 shares at March 31, 2024 and December 31, 2023, at cost	(3,015)	(3,015)
Total shareholders’ equity	288,386	284,317
Total liabilities and shareholders' equity	$2,009,073	$2,023,500

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended March 31,
	2024	2023

Interest income:
Interest and fees on loans	$28,083	$24,545
Interest and dividends on investments	249	210
Interest on deposits with banks	1,145	1,269
Total interest income	29,477	26,024
Interest expense:
Interest on deposits	13,457	7,582
Interest on borrowings	1,966	1,293
Total interest expense	15,423	8,875
Net interest income	14,054	17,149
Provision for (recovery of) credit losses	204	(2,400)
Net interest income after provision for (recovery of) credit losses	13,850	19,549
Non-interest income
Service fees on deposit accounts	379	1,215
Other loan fees	238	178
Bank owned life insurance income	160	143
Other	285	246
Total non-interest income	1,062	1,782
Non-interest expense
Compensation and benefits	3,218	3,641
Professional services	445	593
Occupancy and equipment	641	644
Data processing	366	301
FDIC insurance and other assessments	331	225
OREO expense	353	172
Other operating expense	1,181	1,185
Total non-interest expense	6,535	6,761
Income before income tax expense	8,377	14,570
Income tax expense	2,226	3,440
Net income attributable to Company	6,151	11,130
Less: Preferred stock dividend	(6)	(7)
Net income available to common shareholders	$6,145	$11,123
Earnings per common share
Basic	$0.51	$0.93
Diluted	$0.51	$0.92
Weighted average common shares outstanding
Basic	11,958,776	11,944,163
Diluted	12,138,613	12,160,793

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income attributable to the Company	$6,151	$11,130
Unrealized (loss) gain on investment securities	(35)	82
Tax impact on unrealized loss (gain)	9	(21)
Total unrealized (loss) gain on investment securities	(26)	61
Comprehensive income attributable to the Company	$6,125	$11,191

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Three-months ended March 31, 2024 and 2023

	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, December 31, 2022	445	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	—	11,130	—	—	11,130
Common stock options exercised	—	—	6,096	—	33	—	—	—	33
Other comprehensive income	—	—	—	—	—	—	61	—	61
Stock compensation expense	—	—	—	—	107	—	—	—	107
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(7)	—	—	(7)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,150)	—	—	(2,150)
Balance, March 31, 2023	445	$445	12,231,193	$1,223	$136,341	$138,577	$(465)	$(3,015)	$273,106
Three Months Ended
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income	—	—	—	—	—	6,151	—	—	6,151
Common stock options exercised	—	—	6,522	1	55	—	—	—	56
Other comprehensive loss	—	—	—	—	—	—	(26)	—	(26)
Stock compensation expense	—	—	—	—	46	—	—	—	46
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(6)	—	—	(6)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,152)	—	—	(2,152)
Balance, March 31, 2024	375	$375	12,247,343	$1,225	$136,801	$153,430	$(430)	$(3,015)	$288,386

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$6,151	$11,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	31
Provision for (recovery of) credit losses	204	(2,400)
Increase in value of bank owned life insurance	(160)	(143)
Net accretion of purchase premiums and discounts on securities	(11)	(9)
Stock based compensation	46	107
Net changes in:
Decrease in accrued interest receivable and other assets	1,836	195
Increase in accrued interest payable and other accrued liabilities	141	1,638
Net cash provided by operating activities	8,350	10,549
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	415	465
Repayments and maturities of investment securities held to maturity	37	34
Net decrease (increase) in loans	1,820	(11,356)
(Purchases) sales of bank premises and equipment	(18)	133
Redemptions of restricted stock	3,600	—
Purchases of restricted stock	(2,262)	(3,690)
Net cash provided by (used in) investing activities	3,592	(14,414)
Cash Flows from Financing Activities:
Cash dividends	(2,158)	(2,157)
Proceeds from exercise of stock options	56	33
Decrease in FHLBNY long-term borrowings	(75,000)	—
Net increase in FHLBNY short-term borrowings	45,000	82,000
Net decrease in noninterest-bearing deposits	(35,801)	(75,418)
Net increase (decrease) in interest-bearing deposits	46,678	(36,769)
Net cash used in financing activities	(21,225)	(32,311)
Net decrease in cash and cash equivalents	(9,283)	(36,176)
Cash and Cash Equivalents, January 1,	180,376	182,150
Cash and Cash Equivalents, March 31,	$171,093	$145,974

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,171	$8,396
Income taxes paid	$237	$1,445

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$123
Accrued dividends payable	$2,158	$2,157

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying interim financial statements for the three months ended March 31, 2024 and 2023 are unaudited. The balance sheet as of December 31, 2023, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year or any other period.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2024 and December 31, 2023:

As of March 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,219	$1	$580	$6,640
Total available for sale	$7,219	$1	$580	$6,640

Held to maturity:
Residential mortgage-backed securities	$5,368	$—	$1,169	$4,199
States and political subdivisions	3,903	22	439	3,486
Total held to maturity	$9,271	$22	$1,608	$7,685

As of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,639	$3	$547	$7,095
Total available for sale	$7,639	$3	$547	$7,095

Held to maturity:
Residential mortgage-backed securities	$5,406	$—	$1,054	$4,352
States and political subdivisions	3,886	38	384	3,540
Total held to maturity	$9,292	$38	$1,438	$7,892

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2024 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,755	2,573
Due after five years through ten years	974	906
Due after ten years	3,490	3,161
Total available for sale	$7,219	$6,640

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,429	1,451
Due after five years through ten years	—	—
Due after ten years	7,842	6,234
Total held to maturity	$9,271	$7,685

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2024. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

As of March 31, 2024	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$80	$—	$6,439	$580	$6,519	$580
Total available for sale	$80	$—	$6,439	$580	$6,519	$580

As of December 31, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$25	$—	$6,870	$547	$6,895	$547
Total available for sale	$25	$—	$6,870	$547	$6,895	$547

The Company’s unrealized loss for the debt securities is comprised of 8 securities in the less than 12 months loss position and 20 securities in the 12 months or greater loss position at March 31, 2024. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. The states and political subdivisions securities that had unrealized losses were issued by a school district, and the loss is attributed to changes in interest rates and not due to credit losses. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at March 31, 2024.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At March 31, 2024 and December 31, 2023, the Company had $1.79 billion and $1.79 billion, respectively, in loans receivable outstanding. Outstanding balances include $2.4 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at March 31, 2024 and December 31, 2023, consist of the following:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commercial and Industrial	$37,002	$35,451
Construction	142,178	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	140,021	141,742
Commercial – Non-owner Occupied	360,961	369,909
Residential – 1 to 4 Family	448,219	449,682
Residential – 1 to 4 Family Investment	523,029	524,167
Residential – Multifamily	128,855	103,324
Consumer	5,277	5,509
Total Loan receivable	1,785,542	1,787,340
Allowance for credit losses on loans	(31,918)	(32,131)
Total loan receivable, net of allowance for credit losses on loans	$1,753,624	$1,755,209

An age analysis of past due loans by class at March 31, 2024 and December 31, 2023 is as follows:

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$698	$698	$36,304	$37,002
Construction	—	—	1,091	1,091	141,087	142,178
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	138,904	140,021
Commercial – Non-owner Occupied	—	—	2,106	2,106	358,855	360,961
Residential – 1 to 4 Family	357	—	1,969	2,326	445,893	448,219
Residential – 1 to 4 Family Investment	438	287	—	725	522,304	523,029
Residential – Multifamily	—	—	—	—	128,855	128,855
Consumer	19	—	—	19	5,258	5,277
Total Loans	$814	$287	$6,981	$8,082	$1,777,460	$1,785,542

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$712	$712	$34,739	$35,451
Construction	—	—	1,091	1,091	156,465	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	140,625	141,742
Commercial – Non-owner Occupied	—	1,549	3,107	4,656	365,253	369,909
Residential – 1 to 4 Family	58	1,793	1,211	3,062	446,620	449,682
Residential – 1 to 4 Family Investment	—	440	—	440	523,727	524,167
Residential – Multifamily	—	—	—	—	103,324	103,324
Consumer	66	—	—	66	5,443	5,509
Total Loans	$124	$3,782	$7,238	$11,144	$1,776,196	$1,787,340

The following table provides the amortized cost of loans on nonaccrual status:

	March 31, 2024
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$277	$421	$698	$—	$698
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	2,106	—	2,106	—	2,106
Residential - 1 to 4 Family	1,954	—	1,954	15	1,969
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,145	$821	$6,966	$15	$6,981

	December 31, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$277	$435	$712	$—	$712
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	3,107	—	3,107	—	3,107
Residential - 1 to 4 Family	1,211	—	1,211	—	1,211
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,403	$835	$7,238	$—	$7,238

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $938.0 thousand and $499 thousand, respectively.

The following tables present the information regarding the allowance for credit losses for the three months ended March 31, 2024 and 2023:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2024
December 31, 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	22	—	—	—	—	—	—	—	22
Provisions (benefits)	112	(314)	(104)	(1,722)	274	813	698	8	(235)
Ending Balance at March 31, 2024	$1,060	$3,033	$1,691	$5,386	$9,335	$9,596	$1,747	$70	$31,918

During the quarter, the increase to the Residential Multifamily portfolio was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The increase to the Residential 1 to 4 Family Investment portfolio is driven by changes to the qualitative factors related to concentration levels within the portfolio segments. The provision benefit during the quarter to the Commercial Non-owner Occupied segment was mainly due to a decrease in the problem loan balance as well as a decrease in the portfolio balance.

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2023
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption of ASC 326	168	1,899	(171)	(951)	1,782	(795)	(128)	53	$1,857
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	3	—	2	—	—	—	—	—	5
Provisions (benefits)	177	(881)	(253)	(682)	(52)	(516)	19	(12)	(2,200)
Ending Balance at March 31, 2023	$738	$3,599	$1,876	$8,076	$7,806	$8,070	$1,238	$104	$31,507

During the quarter, the credit provisions to the Construction, Commercial Non-owner Occupied, and Residential 1-4 Family Investment segments were largely driven by declines or slowdowns to growth within the portfolio that lowered the loan exposure and also caused changes to the qualitative factors related to loan volume within the portfolio segments. The credit provision to the Commercial Owner Occupied segment was largely driven by a reduction in other assets especially mentioned ("OAEM") loans during the quarter, partially offset by an increase in loan volume.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at March 31, 2024:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$698	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	2,106	—	—
Residential - 1 to 4 Family	1,954	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$6,966	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$712	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	3,107	—	—
Residential - 1 to 4 Family	1,211	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$7,238	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of March 31, 2024.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of March 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$574	$4,584	$1,115	$56	$734	$7,459	$21,782	$36,304
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	421	—	—	—	277	698
Doubtful	—	—	—	—	—	—	—	—
	$574	$4,584	$1,536	$56	$734	$7,459	$22,059	$37,002
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$321	$3,337	$10	$207	$—	$137,212	$141,087
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$321	$3,337	$10	$207	$1,091	$137,212	$142,178
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$—	$19,729	$35,746	$21,380	$6,976	$52,379	$2,694	$138,904
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,117	—	1,117
Doubtful	—	—	—	—	—	—	—	—
	$—	$19,729	$35,746	$21,380	$6,976	$53,496	$2,694	$140,021
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied

Pass	$19,977	$15,908	$75,683	$33,292	$32,735	$164,639	$1,235	$343,469
OAEM	—	—	—	—	—	15,386	—	15,386
Substandard	—	—	—	—	249	1,857	—	2,106
Doubtful	—	—	—	—	—	—	—	—
	$19,977	$15,908	$75,683	$33,292	$32,984	$181,882	$1,235	$360,961
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$22,696	$57,115	$115,529	$60,054	$32,883	$153,230	$4,758	$446,265
Nonperforming	—	—	—	—	758	1,196	—	1,954
	$22,696	$57,115	$115,529	$60,054	$33,641	$154,426	$4,758	$448,219
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$13,128	$85,537	$135,889	$113,834	$48,909	$125,732	$—	$523,029
Nonperforming	—	—	—	—	—	—	—	—
	$13,128	$85,537	$135,889	$113,834	$48,909	$125,732	$—	$523,029
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$999	$5,400	$45,934	$26,258	$12,088	$38,176	$—	$128,855
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$999	$5,400	$45,934	$26,258	$12,088	$38,176	$—	$128,855
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$—	$—	$5,277	$—	$5,277
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,277	$—	$5,277
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of March 31, 2024, the Company was in the process of foreclosing on $6.4 million in loans, consisting of 12 residential 1 to 4 family loans with a principal balance of $2.0 million, two commercial - owner occupied loans with a principal balance of $1.1 million, and three commercial - non-owner occupied loans with a principal balance of $3.3 million.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2023.

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

Modifications to Borrowers Experiencing Financial Difficulty

At March 31, 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$6,151	$11,130
Less: Dividend on series B preferred stock	(6)	(7)
Net income available to common shareholders	6,145	11,123
Basic weighted-average common shares outstanding	11,958,776	11,944,163
Basic earnings per common share	$0.51	$0.93
Diluted earnings per common share
Net income available to common shares	$6,145	$11,123
Add: Dividend on series B preferred stock	6	7
Net income available to diluted common shares	6,151	11,130
Basic weighted-average common shares outstanding	11,958,776	11,944,163
Dilutive potential common shares	179,837	216,630
Diluted weighted-average common shares outstanding	12,138,613	12,160,793
Diluted earnings per common share	$0.51	$0.92

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of March 31, 2024
Residential mortgage-backed securities	$—	$6,640	$—	$6,640
Total	$—	$6,640	$—	$6,640
As of December 31, 2023
Residential mortgage-backed securities	—	7,095	—	7,095
Total	$—	$7,095	$—	$7,095

For the three months ended March 31, 2024, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three months ended March 31, 2024 and 2023.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2024
Collateral-dependent loans	$—	$—	$1,546	$1,546
OREO	—	—	1,550	1,550
As of December 31, 2023
Collateral-dependent loans	$—	$—	$1,655	$1,655
OREO	—	—	1,550	1,550

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at March 31, 2024 and December 31, 2023:

March 31, 2024	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,271	$7,685	$—	$7,685	$—
Loans, net	1,753,624	1,732,954	—	1,722,324	10,630

Financial Liabilities:
Time deposits	$583,805	$581,844	$—	$581,844	$—
Borrowings	138,158	142,519	—	142,519	—

December 31, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,292	$7,892	$—	$7,892	$—
Loans, net	1,755,209	1,727,842	—	1,718,866	8,976

Financial Liabilities:
Time deposits	$607,070	$605,216	$—	$605,216	$—
Borrowings	168,111	172,985	—	172,985	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2024. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of March 31, 2024 and December 31, 2023, unused commitments to extend credit amounted to approximately $112.8 million and $93.8 million, respectively. At March 31, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $938.0 thousand and $499 thousand, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2024 and December 31, 2023, standby letters of credit with customers were $1.5 million and $1.5 million, respectively.

On March 20, 2024, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $60.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on June 25, 2024. There were no outstanding borrowings on the letters of credit as of March 31, 2024.

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
At March 31, 2024 and December 31, 2023, deposit balances from cannabis customers were approximately $107.4 million and $96.7 million, or 6.9% and 6.2% of total deposits, respectively, with three customers accounting for 51.9% and 60.6% of the total at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, there were cannabis-related loans in the amounts of $29.5 million and $27.1 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Throughout this report, "Parke Bancorp" and "the Company" refer to Parke Bancorp Inc., and its consolidated subsidiaries. The Company is collectively referred to as "we", "us" or "our". Parke Bank is referred to as the "Bank".

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), inflation, interest rate, market and monetary fluctuations; the potential adverse effects of the Consent Orders and any additional regulatory restrictions that may be imposed by banking regulators; the timely development of, and acceptance of, new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); the effect of any change in federal government enforcement of federal laws affecting the cannabis industry; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
Financial institutions can be affected by changing conditions in the real estate and financial markets. The effects of geopolitical instability, including the conflict between Russia and Ukraine and the war in Israel, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depend to a great extent on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position.

Changes in interest rates also can affect our ability to originate loans, our ability to obtain and retain deposits, and the value of interest-earning assets, and the ability to realize gains from the sale of such assets, which could all negatively impact shareholder's equity and regulatory capital. Since March 2022, the Federal Reserve Open Markets Committee ("FOMC") has raised the Fed Funds rate by 525 basis points. Additional increases in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and charge-offs, but could also necessitate further increases to our allowance for credit losses and reduce net income. In addition, based on our interest rate sensitivity analyses, an increase in the general level of interest rates may negatively affect the market value of the investment portfolio depending on the duration of certain securities included in the investment portfolio. In December of 2023, the FOMC signaled its intention to reduce interest rates in 2024, contingent upon inflation settling at its

2.0% target. In March 2024, however, the Fed decided to keep the federal funds target rate at 5.25% to 5.5%, where it has remained since July 2023.

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

Overview
The following discussion provides information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitates your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

At March 31, 2024, we had total assets of $2.01 billion, and total equity of $288.4 million. Net income available to common shareholders for the three months ended March 31, 2024 was $6.1 million.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Income: Our net income available to common shareholders for the first quarter of 2024 decreased $5.0 million, or 44.8%, to $6.1 million, compared to $11.1 million for the same period last year. Earnings per share were $0.51 per basic common share and $0.51 per diluted common share for the first quarter of 2024 compared to $0.93 per basic common share and $0.92 per diluted common share for the same period last year. The decrease was primarily due to lower net interest income, an increase in provision for credit losses, and a decrease in non-interest income.

Net Interest Income: Our net interest income was $14.1 million for the first quarter of 2024 compared to $17.1 million for the first quarter of 2023, a decrease of $3.0 million, or 18.1%. Net interest income decreased during the three months ended March 31, 2024, primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest and fees on loans. Interest income increased $3.5 million, or 13.3%, during the three months ended March 31, 2024 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $3.5 million in interest and fees on loans, due to higher loan balances and market interest rates, partially offset by a $0.1 million decrease in interest on deposits with banks. The increase in interest income was offset by an increase in interest expense during the three months ended March 31, 2024 of $6.5 million, or 73.8%, primarily due to an increase in market interest rates on deposits and the overall mix of deposits of $5.9 million and an increase in interest on borrowings of $0.7 million, due to an increase in market interest rates.

Provision for (recovery of) credit losses: For the three months ended March 31, 2024, the provision for credit losses was $0.2 million, compared to a recovery provision of $(2.4) million for the three months ended March 31, 2023. The provision (recovery) for the three months ended March 31, 2023, was driven by a decrease in the construction loan portfolio post CECL implementation that resulted in the provision recovery, while the increase in provision expense during the three months ended March 31, 2024, was due to a change in the mix of the loan portfolio which resulted in an increase in the qualitative loss factors, mainly attributed to the residential 1 - 4 family investment and multi-family loan portfolios.

Non-interest Income: Our non-interest income was $1.1 million for the three months ended March 31, 2024, a decrease of $0.7 million, compared to $1.8 million for the three months ended March 31, 2023. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $0.8 million, partially offset by an increase in other loan fees $0.1 million.

Non-interest Expense: Our non-interest expense decreased $0.2 million, or 3.4%, to $6.5 million for the three months ended March 31, 2024, from $6.8 million for the three months ended March 31, 2023. The decrease in non-interest expense was primarily due to a decrease in compensation and benefits of $0.4 million, and a decrease in professional services of $0.1 million, partially offset by an increase in OREO expense of $0.2 million, and an increase in FDIC insurance of $0.1 million.

Income Tax: Income tax expense was $2.2 million on income before taxes of $8.4 million for the three months ended March 31, 2024, resulting in an effective tax rate of 26.6%, compared to income tax expense of $3.4 million on income before taxes of $14.6 million for the same period of 2023, resulting in an effective tax rate of 23.6%.

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

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,792,735	$28,083	6.30%	$1,763,219	$24,545	5.65%
Investment securities**	23,116	249	4.33%	25,434	210	3.35%
Interest bearing deposits	87,901	1,145	5.24%	117,128	1,269	4.39%
Total interest-earning assets	1,903,752	29,477	6.23%	1,905,781	26,024	5.54%
Other assets	70,416			80,113
Allowance for credit losses	(32,299)			(31,843)
Total assets	$1,941,869			$1,954,051
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$72,272	$267	1.49%	$83,278	$130	0.63%
Money markets	562,177	6,805	4.87%	335,722	2,758	3.33%
Savings	78,199	220	1.13%	174,600	463	1.08%
Time deposits	431,883	4,131	3.85%	499,910	2,931	2.38%
Brokered certificates of deposit	149,475	2,034	5.47%	113,372	1,300	4.65%
Total interest-bearing deposits	1,294,006	13,457	4.18%	1,206,882	7,582	2.55%
Borrowings	140,106	1,966	5.64%	143,021	1,293	3.67%
Total interest-bearing liabilities	1,434,112	15,423	4.33%	1,349,903	8,875	2.67%
Non-interest bearing deposits	203,077			316,365
Other liabilities	16,859			16,331
Total non-interest bearing liabilities	219,936			332,696
Equity	287,821			271,452
Total liabilities and shareholders’ equity	$1,941,869			$1,954,051
Net interest income		$14,054			$17,149
Interest rate spread			1.90%			2.87%
Net interest margin			2.97%			3.65%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

Financial Condition
General
At March 31, 2024, the Company’s total assets were $2.01 billion, a decrease of $14.4 million, or 0.7%, from December 31, 2023. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $9.3 million, a decrease in loans receivable, and a decrease in other assets. The decrease in cash and cash equivalents was primarily due to a repayment of borrowings, partially offset by an increase in deposits. Loans decreased $1.8 million at March 31, 2024, primarily due to decreases in loan balances classified as construction, and commercial - non-owner occupied, partially offset by an increase in the residential - multifamily loan portfolio, compared to the loan balances at December 31, 2023. Other assets decreased $2.1 million during the three months ended March 31, 2024, to $8.4 million at March 31, 2024, from $10.5 million at December 31, 2023, primarily driven by a decrease of $2.0 million in prepaid taxes.

Total liabilities were $1.72 billion at March 31, 2024. This represented an $18.5 million, or 1.1%, decrease, from $1.74 billion at December 31, 2023. The decrease in total liabilities was primarily due to a decrease in borrowings of $30 million, partially offset by an increase in deposits, which increased $10.9 million, or 0.7%, to $1.56 billion at March 31, 2024, from $1.55 billion at December 31, 2023. The decrease in borrowings was due to the pay-down of FHLBNY advances. The increase in deposits was attributable to an increase in money market balances of $77.0 million, partially offset by a decrease in non-interest demand deposits of $35.8 million, savings deposits of $11.4 million, and time deposit balances of $27.0 million.

Total equity was $288.4 million and $284.3 million at March 31, 2024 and December 31, 2023, respectively, an increase of $4.1 million from December 31, 2023. The increase was primarily due to the retention of earnings, partially offset by the payment of $2.2 million of cash dividends.
The following table presents certain key condensed balance sheet data as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$171,093	$180,376	$(9,283)	(5.1)%
Investment securities	15,911	16,387	(476)	(2.9)%
Loans, net of unearned income	1,785,542	1,787,340	(1,798)	(0.1)%
Allowance for credit losses	(31,918)	(32,131)	213	(0.7)%
Total assets	2,009,073	2,023,500	(14,427)	(0.7)%
Total deposits	1,563,704	1,552,827	10,877	0.7%
FHLBNY borrowings	95,000	125,000	(30,000)	(24.0)%
Subordinated debt	43,158	43,111	47	0.1%
Total liabilities	1,720,687	1,739,183	(18,496)	(1.1)%
Total equity	288,386	284,317	4,069	1.4%
Total liabilities and equity	2,009,073	2,023,500	(14,427)	(0.7)%

Cash and cash equivalents

Cash and cash equivalents decreased $9.3 million to $171.1 million at March 31, 2024 from $180.4 million at December 31, 2023, a decrease of 5.1%. The decrease was primarily due to a repayment of borrowings, partially offset by an increase in deposits.

Investment securities

Total investment securities decreased to $15.9 million at March 31, 2024, from $16.4 million at December 31, 2023, a decrease of $0.5 million or 2.9%. The decrease was attributed to normal pay downs. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable decreased slightly to $1.786 billion at March 31, 2024 from $1.787 billion at December 31, 2023. The decrease was primarily due to decreases in the construction, and CRE non-owner occupied loan portfolios, partially offset by an increase in the residential - multifamily loan portfolio. Loans receivable as of March 31, 2024 and December 31, 2023, consisted of the following:

	March 31, 2024		December 31, 2023
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$37,002	2.1%	$35,451	2.0%	$1,551	4.4%
Construction	142,178	8.0%	157,556	8.8%	(15,378)	(9.8)%
Real Estate Mortgage:
Commercial – Owner Occupied	140,021	7.8%	141,742	7.9%	(1,721)	(1.2)%
Commercial – Non-owner Occupied	360,961	20.2%	369,909	20.7%	(8,948)	(2.4)%
Residential – 1 to 4 Family	448,219	25.1%	449,682	25.2%	(1,463)	(0.3)%
Residential – 1 to 4 Family Investment	523,029	29.3%	524,167	29.3%	(1,138)	(0.2)%
Residential – Multifamily	128,855	7.2%	103,324	5.8%	25,531	24.7%
Consumer	5,277	0.3%	5,509	0.3%	(232)	(4.2)%
Total Loans	$1,785,542	100.0%	$1,787,340	100.0%	$(1,798)	(0.1)%

Deposits

At March 31, 2024, total deposits increased to $1.56 billion from $1.55 billion at December 31, 2023, an increase of $10.9 million, or 0.7%. The increase in deposits was primarily due to an increase in money market deposit balances, partially offset by decreases in non-interest bearing, savings, and time deposit account balances. The increase in the money market balance was primarily due to an increase of $90.2 million in our premier money market product, and $10.2 million in the municipal money market product, partially offset by a $15.1 million decrease in the brokered money market balance. The decrease in non-interest bearing demand deposits was primarily due to a decrease in our cannabis related deposits, which decreased $15.5 million, as well as a decrease in business checking of $14.3 million during the same time period.

	March 31,	December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$196,388	$232,189	$(35,801)	(15.4)%
Interest-bearing
Checking	67,340	63,017	4,323	6.9%
Savings	72,048	83,470	(11,422)	(13.7)%
Money market	644,123	567,080	77,043	13.6%
Time deposits	583,805	607,071	(23,266)	(3.8)%
Total deposits	$1,563,704	$1,552,827	$10,877	0.7%
Estimated uninsured deposits	$601,443	$622,966	$(21,523)	(3.5)%

Borrowings
Total borrowings were $138.2 million at March 31, 2024 and $168.1 million at December 31, 2023. The decrease in borrowings is due to the decrease of $30.0 million in FHLBNY advances. $75.0 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $288.4 million at March 31, 2024 from $284.3 million at December 31, 2023, an increase of $4.1 million, or 1.4%, primarily due to the retention of earnings from the period, partially offset by the payment of $2.2 million in cash dividends.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2024, our cash position was $171.1 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source. The Bank joined the IntraFi Financial Network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of March 31, 2024, the Company had $222.4 million of brokered deposits sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of March 31, 2024, the Company had lines of credit with the FHLBNY of $960.4 million, of which $95.0 million was outstanding, and an additional $60.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $805.4 million at March 31, 2024.

We had outstanding loan commitments of $112.8 million at March 31, 2024. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2024 and 2023.

Cash provided by operating activities was $8.4 million in the three months ended March 31, 2024, compared to $10.5 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the decrease in net income, partially offset by the increase in the provision for credit losses.
Cash provided by investing activities was $3.6 million in the three months ended March 31, 2024, compared to cash used in investing activities of $14.4 million in the same period last year. The increase in cash provided in the investing activities was primarily due to the decrease in cash outflow from the origination of loans, and the redemption of restricted stock, during the period.
Cash used in financing activities was $21.2 million in the three months ended March 31, 2024, compared to cash used in financing activities of $32.3 million in the three months ended March 31, 2023. The decrease in cash used in financing activities during the three months ended March 31, 2024, was driven by the growth in interest-bearing deposits of $46.7 million, partially offset by a decrease in noninterest-bearing deposits of $35.8 million, compared to net withdrawals of $112.2 million in the three months ended March 31, 2023.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $4.1 million at March 31, 2024, from December 31, 2023, primarily from the Company’s net income of $6.2 million for the period, net of common and preferred stock dividends of $2.2 million.
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
Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2024, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at March 31, 2024:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$301,844	15.54%	$331,032	17.05%

Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable.

(c)    Issuer Purchases of Equity Securities. There were no repurchases of our common stock during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)

3.2	Bylaws of Parke Bancorp, Inc. (2)

3.3	Certificate of Amendment setting forth the terms of the Registrant's 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (3)

4.1	Specimen stock certificate of Parke Bancorp, Inc. (4)

10.1	Management Change in Control Severance Agreement between Parke Bancorp, Inc., Parke Bank and Jonathan Hill (5)

31.1	Certification of CEO required by Rule 13a-14(a).

31.2	Certification of CFO required by Rule 13a-14(a).

32	Certification required by 18 U.S.C. §1350.

101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(1) Incorporated by Reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 31, 2005 (File No. 333-122406).
(2) Incorporated by Reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.
(3) Incorporated by Reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2013.
(4) Incorporated by Reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on January 31, 2005 (File No. 333-122406).
(5) Incorporated by Reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKE BANCORP, INC.

Date:	May 8, 2024	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2024	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)