Form 10-Q
period 2024-06-30
PARKE BANCORP, INC.
filed 2024-08-07
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024
or
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

Large accelerated filer [☐]       Accelerated filer [ ]         Non-accelerated filer [X]        Smaller reporting company [X] Emerging growth company [☐ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [☐ ]                No [☒]

As of August 2, 2024, there were 11,977,398 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$6,840	$12,716
Interest bearing deposits with banks	160,838	167,660
Cash and cash equivalents	167,678	180,376
Investment securities available for sale, at fair value	6,258	7,095
Investment securities held to maturity, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023 (fair value of $7,564 at June 30, 2024 and $7,892 at December 31, 2023)	9,251	9,292
Total investment securities	15,509	16,387
Loans, net of unearned income	1,805,141	1,787,340
Less: Allowance for credit losses	(32,425)	(32,131)
Net loans	1,772,716	1,755,209
Accrued interest receivable	9,067	8,555
Premises and equipment, net	5,441	5,579
Restricted stock	9,982	7,636
Bank owned life insurance (BOLI)	28,738	28,415
Deferred tax asset	9,262	9,262
Other real estate owned (OREO)	1,558	1,550
Other	7,187	10,531
Total assets	$2,027,138	$2,023,500
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$198,761	$232,189
Interest-bearing deposits	1,297,680	1,320,638
Total deposits	1,496,441	1,552,827
FHLBNY borrowings	175,000	125,000
Subordinated debentures	43,206	43,111
Accrued interest payable	5,052	4,146
Other	14,639	14,099
Total liabilities	1,734,338	1,739,183
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares and 375 shares outstanding at June 30, 2024 and December 31, 2023, respectively	325	375
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,254,220 shares and 12,240,821 shares at June 30, 2024 and December 31, 2023, respectively	1,225	1,224
Additional paid-in capital	136,946	136,700
Retained earnings	157,725	149,437
Accumulated other comprehensive loss	(406)	(404)
Treasury stock, 284,522 shares at June 30, 2024 and December 31, 2023, at cost	(3,015)	(3,015)
Total shareholders’ equity	292,800	284,317
Total liabilities and shareholders' equity	$2,027,138	$2,023,500

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Interest income:
Interest and fees on loans	$28,732	$25,763	$56,815	$50,307
Interest and dividends on investments	248	227	497	437
Interest on deposits with banks	1,209	1,277	2,354	2,547
Total interest income	30,189	27,267	59,666	53,291
Interest expense:
Interest on deposits	13,684	9,079	27,141	16,661
Interest on borrowings	2,193	2,321	4,159	3,615
Total interest expense	15,877	11,400	31,300	20,276
Net interest income	14,312	15,867	28,366	33,015
Provision for (recovery of) credit losses	483	500	687	(1,900)
Net interest income after provision for (recovery of) credit losses	13,829	15,367	27,679	34,915
Non-interest income
Service fees on deposit accounts	359	931	738	2,146
Gain on sale of SBA loans	25	—	25	—
Other loan fees	163	241	402	419
Bank owned life insurance income	162	147	322	290
Other	492	277	776	523
Total non-interest income	1,201	1,596	2,263	3,378
Non-interest expense
Compensation and benefits	3,070	2,940	6,289	6,581
Professional services	551	494	996	1,087
Occupancy and equipment	672	645	1,313	1,290
Data processing	264	367	629	668
FDIC insurance and other assessments	322	347	653	573
OREO expense	236	198	589	370
Other operating expense	1,120	1,381	2,301	2,562
Total non-interest expense	6,235	6,372	12,770	13,131
Income before income tax expense	8,795	10,591	17,172	25,162
Income tax expense	2,340	2,461	4,566	5,902
Net income attributable to Company	6,455	8,130	12,606	19,260
Less: Preferred stock dividend	(5)	(7)	(11)	(14)
Net income available to common shareholders	$6,450	$8,123	$12,595	$19,246
Earnings per common share
Basic	$0.54	$0.68	$1.05	$1.61
Diluted	$0.53	$0.67	$1.04	$1.59
Weighted average common shares outstanding
Basic	11,962,197	11,945,424	11,960,487	11,944,794
Diluted	12,119,359	12,119,004	12,125,546	12,139,899

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to the Company	$6,455	$8,130	$12,606	$19,260
Unrealized gain (loss) on investment securities	32	(61)	(3)	22
Tax impact on unrealized (gain) loss	(8)	16	1	(6)
Total unrealized gain (loss) on investment securities	24	(45)	(2)	16
Comprehensive income attributable to the Company	$6,479	$8,085	$12,604	$19,276

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods ended June 30, 2024

	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, March 31, 2024	375	$375	12,247,343	$1,225	$136,801	$153,430	$(430)	$(3,015)	$288,386
Net income	—	—	—	—	—	6,455	—	—	6,455
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Other comprehensive income	—	—	—	—	—	—	24	—	24
Stock compensation expense	—	—	—	—	96	—	—	—	96
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,155)	—	—	(2,155)
Balance, June 30, 2024	325	$325	12,254,220	$1,225	$136,946	$157,725	$(406)	$(3,015)	$292,800
Six Months Ended
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income	—	—	—	—	—	12,606	—	—	12,606
Common stock options exercised	—	—	6,522	1	55	—	—	—	56
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	142	—	—	—	142
Dividend on preferred stock ($30.00 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividend on common stock ($0.36 per share)	—	—	—	—	—	(4,307)	—	—	(4,307)
Balance, June 30, 2024	325	$325	12,254,220	$1,225	$136,946	$157,725	$(406)	$(3,015)	$292,800

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods ended June 30, 2023

	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, March 31, 2023	445	$445	12,231,193	$1,223	$136,341	$138,577	$(465)	$(3,015)	$273,106
Net income	—	—	—	—	—	8,130	—	—	8,130
Other comprehensive loss	—	—	—	—	—	—	(45)	—	(45)
Stock compensation expense	—	—	—	—	106	—	—	—	106
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(7)	—	—	(7)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,150)	—	—	(2,150)
Balance, June 30, 2023	445	$445	12,231,193	$1,223	$136,447	$144,550	$(510)	$(3,015)	$279,140
Six Months Ended
Balance, December 31, 2022	445	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-3	—	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	—	19,260	—	—	19,260
Common stock options exercised	—	—	6,096	—	33	—	—	—	33
Other comprehensive income	—	—	—	—	—	—	16	—	16
Stock compensation expense	—	—	—	—	213	—	—	—	213
Dividend on preferred stock ($30.00 per share)	—	—	—	—	—	(14)	—	—	(14)
Dividend on common stock ($0.36 per share)	—	—	—	—	—	(4,300)	—	—	(4,300)
Balance, June 30, 2023	445	$445	12,231,193	$1,223	$136,447	$144,550	$(510)	$(3,015)	$279,140

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$12,606	$19,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	175
Provision for (recovery of) credit losses	687	(1,900)
Increase in value of bank owned life insurance	(322)	(290)
Gain on sale of SBA loans	(25)	—
SBA loans originated for sale	(300)	—
Proceeds from sale of SBA loans originated for sale	325	—
Net accretion of purchase premiums and discounts on securities	(22)	(17)
Stock based compensation	142	213
Net changes in:
Decrease (increase) in accrued interest receivable and other assets	2,824	(2,911)
Increase in accrued interest payable and other accrued liabilities	1,048	186
Net cash provided by operating activities	17,249	14,716
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	824	953
Repayments and maturities of investment securities held to maturity	73	72
Net increase in loans	(17,796)	(34,698)
(Purchases) sales of bank premises and equipment	(53)	129
Redemptions of restricted stock	3,600	855
Purchases of restricted stock	(5,946)	(5,803)
Net cash used in investing activities	(19,298)	(38,492)
Cash Flows from Financing Activities:
Cash dividends	(4,318)	(4,314)
Proceeds from exercise of stock options	56	33
Conversion of Series B preferred stock	(1)	—
Decrease in FHLBNY long-term borrowings	(75,000)	—
Net increase in FHLBNY short-term borrowings	125,000	103,000
Increase in Federal Reserve short-term borrowings	—	10,000
Net decrease in noninterest-bearing deposits	(33,428)	(81,554)
Net decrease in interest-bearing deposits	(22,958)	(48,042)
Net cash used in financing activities	(10,649)	(20,877)
Net decrease in cash and cash equivalents	(12,698)	(44,653)
Cash and Cash Equivalents, January 1,	180,376	182,150
Cash and Cash Equivalents, June 30,	$167,678	$137,497

Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,394	$19,210
Income taxes paid	$1,702	$9,962

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$123
Accrued dividends payable	$2,160	$2,157

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying interim financial statements for the three and six months ended June 30, 2024 and 2023 are unaudited. The balance sheet as of December 31, 2023, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full year or any other period.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2024 and December 31, 2023:

As of June 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,804	$1	$547	$6,258
Total available for sale	$6,804	$1	$547	$6,258

Held to maturity:
Residential mortgage-backed securities	$5,332	$—	$1,179	$4,153
States and political subdivisions	3,919	5	513	3,411
Total held to maturity	$9,251	$5	$1,692	$7,564

As of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,639	$3	$547	$7,095
Total available for sale	$7,639	$3	$547	$7,095

Held to maturity:
Residential mortgage-backed securities	$5,406	$—	$1,054	$4,352
States and political subdivisions	3,886	38	384	3,540
Total held to maturity	$9,292	$38	$1,438	$7,892

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2024 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,576	2,406
Due after five years through ten years	850	788
Due after ten years	3,378	3,064
Total available for sale	$6,804	$6,258

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,446	1,451
Due after five years through ten years	1,507	1,205
Due after ten years	6,298	4,908
Total held to maturity	$9,251	$7,564

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2024 or 2023. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

As of June 30, 2024	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$130	$1	$6,070	$546	$6,200	$547
Total available for sale	$130	$1	$6,070	$546	$6,200	$547

As of December 31, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$25	$—	$6,870	$547	$6,895	$547
Total available for sale	$25	$—	$6,870	$547	$6,895	$547

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 11 securities in the less than 12 months loss position and 16 securities in the 12 months or greater loss position at June 30, 2024. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at June 30, 2024.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at June 30, 2024.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At June 30, 2024 and December 31, 2023, the Company had $1.81 billion and $1.79 billion, respectively, in loans receivable outstanding. Outstanding balances include $2.1 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at June 30, 2024 and December 31, 2023, consist of the following:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial and Industrial	$35,954	$35,451
Construction	179,662	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	138,002	141,742
Commercial – Non-owner Occupied	351,325	369,909
Residential – 1 to 4 Family	443,968	449,682
Residential – 1 to 4 Family Investment	523,809	524,167
Residential – Multifamily	127,298	103,324
Consumer	5,123	5,509
Total Loan receivable	1,805,141	1,787,340
Allowance for credit losses on loans	(32,425)	(32,131)
Total loan receivable, net of allowance for credit losses on loans	$1,772,716	$1,755,209

An age analysis of past due loans by class at June 30, 2024 and December 31, 2023 is as follows:

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$694	$694	$35,260	$35,954
Construction	—	—	1,091	1,091	178,571	179,662
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	136,885	138,002
Commercial – Non-owner Occupied	—	3,806	2,106	5,912	345,413	351,325
Residential – 1 to 4 Family	14	67	1,955	2,036	441,932	443,968
Residential – 1 to 4 Family Investment	—	1,256	—	1,256	522,553	523,809
Residential – Multifamily	—	—	—	—	127,298	127,298
Consumer	—	—	—	—	5,123	5,123
Total Loans	$14	$5,129	$6,963	$12,106	$1,793,035	$1,805,141

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$712	$712	$34,739	$35,451
Construction	—	—	1,091	1,091	156,465	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	140,625	141,742
Commercial – Non-owner Occupied	—	1,549	3,107	4,656	365,253	369,909
Residential – 1 to 4 Family	58	1,793	1,211	3,062	446,620	449,682
Residential – 1 to 4 Family Investment	—	440	—	440	523,727	524,167
Residential – Multifamily	—	—	—	—	103,324	103,324
Consumer	66	—	—	66	5,443	5,509
Total Loans	$124	$3,782	$7,238	$11,144	$1,776,196	$1,787,340

The following table provides the amortized cost of loans on nonaccrual status:

	June 30, 2024
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$694	$694	$—	$694
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	2,106	—	2,106	—	2,106
Residential - 1 to 4 Family	1,209	746	1,955	—	1,955
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$5,123	$1,840	$6,963	$—	$6,963

	December 31, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$277	$435	$712	$—	$712
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	3,107	—	3,107	—	3,107
Residential - 1 to 4 Family	1,211	—	1,211	—	1,211
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,403	$835	$7,238	$—	$7,238

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $896.0 thousand and $499.0 thousand, respectively, on exposures totaling $177.7 million and $133.7 million, respectively.

The following tables present the information regarding the allowance for credit losses for the three and six months ended June 30, 2024 and 2023:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2024
March 31, 2024	$1,060	$3,033	$1,691	$5,386	$9,335	$9,596	$1,747	$70	$31,918
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	2	—	1	—	—	—	—	—	3
Provisions (benefits)	6	959	(156)	28	(265)	87	(144)	10	525
Ending Balance at June 30, 2024	$1,068	$3,992	$1,536	$5,414	$9,070	$9,683	$1,603	$59	$32,425

Allowance for credit losses
Six months ended June 30, 2024
December 31, 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	24	—	1	—	—	—	—	—	25
Provisions (benefits)	118	645	(260)	(1,694)	9	900	554	18	290
Ending Balance at June 30, 2024	$1,068	$3,992	$1,536	$5,414	$9,070	$9,683	$1,603	$59	$32,425

During the quarter, the increase to the Construction portfolio was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The decrease to the Commercial Owner Occupied, Residential 1 to 4 Family, and the Residential Multifamily portfolios is driven by changes to the qualitative factors related to concentration levels within the portfolio segments.

For the year to date, the increase in the Construction and Residential Multifamily portfolios was due to increases in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The increase in the Residential 1 to 4 Family Investment portfolio was due to increase to the qualitative factors related to concentration and problem loan levels within the portfolio segments. The decrease to the Commercial Owner Occupied and Commercial Non-owner Occupied portfolios was due to decreases in the portfolio balances that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2023
March 31, 2023	$738	$3,599	$1,876	$8,076	$7,806	$8,070	$1,238	$104	$31,507
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	—	—	8
Provisions (benefits)	(156)	379	(7)	722	(96)	(330)	(6)	(6)	500
Ending Balance at June 30, 2023	$590	$3,978	$1,869	$8,798	$7,710	$7,740	$1,232	$98	$32,015

Six months ended June 30, 2023
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption ASC 326	168	1,899	(171)	(951)	1,782	(794)	(128)	53	1,858
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	10	—	2	—	—	—	—	—	12
Provisions (benefits)	22	(502)	(260)	40	(148)	(847)	13	(18)	(1,700)
Ending Balance at September 30, 2022	$590	$3,978	$1,869	$8,798	$7,710	$7,740	$1,232	$98	$32,015

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

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at June 30, 2024:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$694	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	2,106	—	—
Residential - 1 to 4 Family	1,955	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$6,963	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$712	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	3,107	—	—
Residential - 1 to 4 Family	1,211	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$7,238	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of June 30, 2024.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of June 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$1,053	$4,567	$1,378	$31	$709	$7,402	$20,120	$35,260
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	417	—	—	—	277	694
Doubtful	—	—	—	—	—	—	—	—
	$1,053	$4,567	$1,795	$31	$709	$7,402	$20,397	$35,954
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$319	$2,637	$—	$195	$—	$175,420	$178,571
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$319	$2,637	$—	$195	$1,091	$175,420	$179,662
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$863	$19,579	$35,294	$20,937	$6,873	$51,036	$2,303	$136,885
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,117	—	1,117
Doubtful	—	—	—	—	—	—	—	—
	$863	$19,579	$35,294	$20,937	$6,873	$52,153	$2,303	$138,002
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$25,758	$15,818	$75,158	$32,396	$24,388	$158,602	$1,739	$333,859
OAEM	—	—	—	—	—	15,360	—	15,360
Substandard	—	—	—	—	249	1,857	—	2,106
Doubtful	—	—	—	—	—	—	—	—
	$25,758	$15,818	$75,158	$32,396	$24,637	$175,819	$1,739	$351,325
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$20,992	$55,594	$113,448	$58,170	$31,790	$158,536	$3,483	$442,013
Nonperforming	—	—	—	—	758	1,197	—	1,955
	$20,992	$55,594	$113,448	$58,170	$32,548	$159,733	$3,483	$443,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$30,224	$83,329	$133,412	$110,577	$46,762	$119,505	$—	$523,809
Nonperforming	—	—	—	—	—	—	—	—
	$30,224	$83,329	$133,412	$110,577	$46,762	$119,505	$—	$523,809
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$997	$5,298	$45,801	$25,747	$12,020	$37,435	$—	$127,298
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$997	$5,298	$45,801	$25,747	$12,020	$37,435	$—	$127,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$—	$—	$5,123	$—	$5,123
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,123	$—	$5,123
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

As of June 30, 2024, the Company was in the process of foreclosing on $6.4 million in loans, consisting of 12 residential 1 to 4 family loans with a principal balance of $1.9 million, two commercial - owner occupied loans with a principal balance of $1.1 million, and eight commercial - non-owner occupied loans with a principal balance of $3.3 million.

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

Modifications to Borrowers Experiencing Financial Difficulty

At June 30, 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$6,455	$8,130	$12,606	$19,260
Less: Dividend on series B preferred stock	(5)	(7)	(11)	(14)
Net income available to common shareholders	6,450	8,123	12,595	19,246
Basic weighted-average common shares outstanding	11,962,197	11,945,424	11,960,487	11,944,794
Basic earnings per common share	$0.54	$0.68	$1.05	$1.61
Diluted earnings per common share
Net income available to common shares	$6,450	$8,123	$12,595	$19,246
Add: Dividend on series B preferred stock	5	7	11	14
Net income available to diluted common shares	6,455	8,130	12,606	19,260
Basic weighted-average common shares outstanding	11,962,197	11,945,424	11,960,487	11,944,794
Dilutive potential common shares	157,162	173,580	165,059	195,105
Diluted weighted-average common shares outstanding	12,119,359	12,119,004	12,125,546	12,139,899
Diluted earnings per common share	$0.53	$0.67	$1.04	$1.59

As of June 30, 2024 and December 31, 2023, there were 312,630 and 330,536 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

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

Investments in Available for Sale Securities:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 are mortgage-backed securities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of June 30, 2024
Residential mortgage-backed securities	$—	$6,258	$—	$6,258
Total	$—	$6,258	$—	$6,258
As of December 31, 2023
Residential mortgage-backed securities	—	7,095	—	7,095
Total	$—	$7,095	$—	$7,095

For the six months ended June 30, 2024, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2024 and 2023.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2024
Collateral-dependent loans	$—	$—	$2,181	$2,181
OREO	—	—	1,558	1,558
As of December 31, 2023
Collateral-dependent loans	$—	$—	$1,655	$1,655
OREO	—	—	1,550	1,550

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at June 30, 2024 and December 31, 2023:

June 30, 2024	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,251	$7,564	$—	$7,564	$—
Loans, net	1,772,716	1,757,297	—	1,747,119	10,178

Financial Liabilities:
Time deposits	$559,216	$557,738	$—	$557,738	$—
Borrowings	218,206	222,667	—	222,667	—

December 31, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,292	$7,892	$—	$7,892	$—
Loans, net	1,755,209	1,727,842	—	1,718,866	8,976

Financial Liabilities:
Time deposits	$607,070	$605,216	$—	$605,216	$—
Borrowings	168,111	172,985	—	172,985	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2024. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of June 30, 2024 and December 31, 2023, unused commitments to extend credit amounted to approximately $114.8 million and $93.8 million, respectively. At June 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $896.0 thousand and $499 thousand, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2024 and December 31, 2023, standby letters of credit with customers were $0.6 million and $1.5 million, respectively.

On June 26, 2024, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $60.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on September 25, 2024. There were no outstanding borrowings on the letters of credit as of June 30, 2024.

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
At June 30, 2024 and December 31, 2023, deposit balances from cannabis customers were approximately $142.5 million and $96.7 million, or 9.5% and 6.2% of total deposits, respectively, with three customers accounting for 66.1% and 60.6% of the total at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, there were cannabis-related loans in the amounts of $29.5 million and $27.1 million, respectively.

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

We are a bank holding company and are headquartered in Washington Township, New Jersey. Through the Bank, we provide personal and business financial services to individuals and small to mid-sized businesses primarily in New Jersey and Pennsylvania. The Bank has branches in Galloway Township, Northfield, Washington Township, Collingswood, New Jersey and Philadelphia, Pennsylvania, and a loan office in Philadelphia, Pennsylvania. The vast majority of our revenue and income is currently generated through the Bank.

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

At June 30, 2024, we had total assets of $2.03 billion, and total equity of $292.8 million. Net income available to common shareholders for the three and six months ended June 30, 2024 was $6.5 million and $12.6 million, respectively.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Income: Our net income available to common shareholders for the second quarter of 2024 decreased $1.7 million, or 20.6%, to $6.5 million, compared to $8.1 million for the same period last year. Earnings per share were $0.54 per basic common share and $0.53 per diluted common share for the second quarter of 2024, compared to $0.68 per basic common share and $0.67 per diluted common share for the same period last year. The decrease was primarily due to higher interest expense, and a decrease in non-interest income.

Net Interest Income: Our net interest income was $14.3 million for the second quarter of 2024 compared to $15.9 million for the second quarter of 2023, a decrease of $1.6 million, or 9.8%. Net interest income decreased during the three months ended June 30, 2024, primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest and fees on loans. Interest income increased $2.9 million, or 10.7%, during the three months ended June 30, 2024 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $3.0 million in interest and fees on loans, due to higher loan balances and market interest rates, partially offset by a $0.1 million decrease in interest on deposits with banks. The increase in interest income was offset by an increase in interest expense during the three months ended June 30, 2024 of $4.5 million, or 39.3%, primarily due to an increase in market interest rates on deposits and the overall mix of deposits of $4.6 million, and increase in market interest rates.

Provision for credit losses: For the three months ended June 30, 2024, the provision for credit losses was $0.5 million, compared to a provision of $0.5 million for the three months ended June 30, 2023. The provision expense for the three months ended June 30, 2024, was primarily driven by an increase in the construction loan portfolio balance from the quarter ended March 31, 2024, which carries a higher loss factor than other loan portfolios.

Non-interest Income: Our non-interest income was $1.2 million for the three months ended June 30, 2024, a decrease of $0.4 million, compared to $1.6 million for the three months ended June 30, 2023. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $0.6 million due to a decrease in cannabis deposit fee income, partially offset by an increase in other non-interest income of $0.2 million.

Non-interest Expense: Our non-interest expense decreased $0.1 million, or 2.1%, to $6.2 million for the three months ended June 30, 2024, from $6.4 million for the three months ended June 30, 2023. The decrease in non-interest expense was primarily due to a decrease in other operating expense of $0.3 million, and data processing expense of $0.1 million, partially offset by an increase in compensation and benefits of $0.1 million.

Income Tax: Income tax expense was $2.3 million on income before taxes of $8.8 million for the three months ended June 30, 2024, resulting in an effective tax rate of 26.6%, compared to income tax expense of $2.5 million on income before taxes of $10.6 million for the same period of 2023, resulting in an effective tax rate of 23.2%.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net income: Our net income available to common shareholders for the six months ended June 30, 2024 decreased $6.7 million, or 34.6%, to $12.6 million compared to $19.2 million for the six months ended June 30, 2023. Earnings per share were $1.05 per basic common share and $1.04 per diluted common share for the six months ended June 30, 2024 compared to $1.61 per basic common share and $1.59 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from an increase in interest expense of $11.0 million, an increase in provision for credit losses of $2.6 million, and a decrease in non-interest income of $1.1 million, partially offset by an increase in interest income of $6.4 million.

Net interest income: Our net interest income decreased $4.6 million, or 14.1%, to $28.4 million for the six months ended June 30, 2024, compared to $33.0 million for the same period last year. Interest income for the six months ended June 30, 2024, increased $6.4 million to $59.7 million, or 12.0%, from $53.3 million for the same period of 2023. The increase in interest income was primarily due to an increase in interest and fees on loans of $6.5 million, primarily due to an increase in market interest rates and balances outstanding, partially offset by a decrease in interest earned on Federal Reserve Bank ("FRB") deposits of $0.2 million. Interest expense increased $11.0 million, or 54.4%, for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in interest paid on deposits of $10.5 million, or 62.9%, primarily due to an increase in market interest rates and a shift in deposit mix. Further contributing to the increase in interest expense was an increase in interest on borrowings of $0.5 million, or 15.1%, due to an increase in borrowing levels and higher market interest rates.

Provision for credit losses: The provision for credit losses was $0.7 million for the six months ended June 30, 2024, compared to a recovery of provision for credit losses of $1.9 million for the six months ended June 30, 2023. The provision for credit losses for the six months ended June 30, 2024 was primarily driven by an increase in the outstanding loan balance of $17.8 million from the balance at December 31, 2023, specifically in the construction 1 - 4 family, and multi-family portfolios. The provision recovery of $1.9 million during the same period in 2023 was primarily related to decreases in loss factors related to the construction, commercial owner occupied, and residential 1 to 4 family investment portfolios. For more information about our provision for credit losses and our allowance for loan and lease losses and loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Credit Losses on Loans to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $2.3 million for the six months ended June 30, 2024, a decrease of $1.1 million, or 33.0%, compared to $3.4 million for the same period last year. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $1.4 million, partially offset by an increase in other income of $0.3 million. Fee income for the six months ended June 30, 2024 from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $0.5 million, compared to $2.0 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying Consolidated Statements of Income.

Non-interest expense: Our non-interest expense decreased $0.4 million to $12.8 million for the six months ended June 30, 2024, from $13.1 million for the six months ended June 30, 2023. The decrease in non-interest expense was primarily due to a decrease in compensation and benefits of $0.3 million, and a decrease in other operating expense of $0.3 million, partially offset by an increase in OREO expense of $0.2 million.

Income Tax: Income tax expense was $4.6 million on income before taxes of $17.2 million for the six months ended June 30, 2024, resulting in an effective tax rate of 26.6%, compared to income tax expense of $5.9 million on income before taxes of $25.2 million for the same period of 2023, resulting in an effective tax rate of 23.5%.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,781,492	$28,732	6.49%	$1,770,151	$25,763	5.84%
Investment securities**	23,529	248	4.24%	28,317	227	3.22%
Interest bearing deposits	92,967	1,209	5.23%	106,170	1,277	4.82%
Total interest-earning assets	1,897,988	30,189	6.40%	1,904,638	27,267	5.74%
Other assets	65,383			79,378
Allowance for credit losses	(31,974)			(31,514)
Total assets	$1,931,397			$1,952,502
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$65,640	$124	0.76%	$75,527	$117	0.62%
Money markets	603,216	7,322	4.88%	339,266	3,310	3.91%
Savings	69,228	199	1.16%	139,664	445	1.28%
Time deposits	415,179	4,316	4.18%	509,816	3,861	3.04%
Brokered certificates of deposit	125,983	1,723	5.50%	111,682	1,346	4.83%
Total interest-bearing deposits	1,279,246	13,684	4.30%	1,175,955	9,079	3.10%
Borrowings	157,132	2,193	5.61%	215,520	2,321	4.32%
Total interest-bearing liabilities	1,436,378	15,877	4.45%	1,391,475	11,400	3.29%
Non-interest bearing deposits	184,964			266,531
Other liabilities	17,635			16,516
Total non-interest bearing liabilities	202,599			283,047
Equity	292,420			277,980
Total liabilities and shareholders’ equity	$1,931,397			$1,952,502
Net interest income		$14,312			$15,867
Interest rate spread			1.95%			2.45%
Net interest margin			3.03%			3.34%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,787,114	$56,815	6.39%	$1,766,704	$50,307	5.74%
Investment securities**	23,322	497	4.29%	26,883	437	3.28%
Interest bearing deposits	90,434	2,354	5.23%	111,619	2,547	4.60%
Total interest-earning assets	1,900,870	59,666	6.31%	1,905,206	53,291	5.64%
Other assets	67,900			79,744
Allowance for credit losses	(32,137)			(31,677)
Total assets	$1,936,633			$1,953,273
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$68,956	$390	1.14%	$79,381	$247	0.63%
Money markets	582,697	14,128	4.88%	337,504	6,068	3.63%
Savings	73,714	419	1.14%	157,035	907	1.16%
Time deposits	423,530	8,447	4.01%	504,891	6,792	2.71%
Brokered certificates of deposit	137,729	3,757	5.49%	112,522	2,647	4.74%
Total interest-bearing deposits	1,286,626	27,141	4.24%	1,191,333	16,661	2.82%
Borrowings	148,619	4,159	5.63%	179,471	3,615	4.06%
Total interest-bearing liabilities	1,435,245	31,300	4.39%	1,370,804	20,276	2.98%
Non-interest bearing deposits	194,021			291,310
Other liabilities	17,247			16,425
Total non-interest bearing liabilities	211,268			307,735
Equity	290,120			274,734
Total liabilities and shareholders’ equity	$1,936,633			$1,953,273
Net interest income		$28,366			$33,015
Interest rate spread			1.92%			2.66%
Net interest margin			3.00%			3.49%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

Financial Condition
General
At June 30, 2024, the Company’s total assets were $2.03 billion, an increase of $3.6 million, or 0.2%, from December 31, 2023. The increase in total assets was primarily attributable to an increase in loans receivable and an increase in restricted stock, partially offset by a decrease in cash and cash equivalents and a decrease in other assets. Loans increased $17.8 million, primarily due to increases in the construction and multi-family portfolios, partially offset by a decrease in the CRE non-owner occupied portfolio. Restricted stock increased $2.3 million due to an increase in FHLBNY advances. Cash and cash equivalents decreased $12.7 million, or 7.0%, primarily due to the increase in loans, and the decrease in deposits, partially offset by an increase in FHLBNY borrowings. Other assets decreased $3.3 million during the three months ended June 30, 2024, to $7.2 million at June 30, 2024, from $10.5 million at December 31, 2023, primarily driven by a decrease in prepaid taxes.

Total liabilities were $1.73 billion at June 30, 2024. This represented a $4.8 million, or 0.3%, decrease, from $1.74 billion at December 31, 2023. The decrease in total liabilities was primarily due to a decrease in deposits of $56.4 million, or 3.6%, to $1.50 billion at June 30, 2024, from $1.55 billion at December 31, 2023, partially offset by an increase in borrowings of $50.0 million, or 40.0%, to $218.2 million at June 30, 2024. The decrease in deposits was primarily due to a decrease in non-interest demand deposits of $33.4 million, a decrease in savings deposits of $16.4 million, and a decrease in time deposits of $44.7 million, partially offset by an increase in money market deposits of $42.8 million. The increase in borrowings was due to additional FHLBNY advances.

Total equity was $292.8 million and $284.3 million at June 30, 2024 and December 31, 2023, respectively, an increase of $8.5 million from December 31, 2023. The increase was primarily due to the retention of earnings, partially offset by the payment of $4.3 million of cash dividends.

The following table presents certain key condensed balance sheet data as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$167,678	$180,376	$(12,698)	(7.0)%
Investment securities	15,509	16,387	(878)	(5.4)%
Loans, net of unearned income	1,805,141	1,787,340	17,801	1.0%
Allowance for credit losses	(32,425)	(32,131)	(294)	0.9%
Total assets	2,027,138	2,023,500	3,638	0.2%
Total deposits	1,496,441	1,552,827	(56,386)	(3.6)%
FHLBNY borrowings	175,000	125,000	50,000	40.0%
Subordinated debt	43,206	43,111	95	0.2%
Total liabilities	1,734,338	1,739,183	(4,845)	(0.3)%
Total equity	292,800	284,317	8,483	3.0%
Total liabilities and equity	2,027,138	2,023,500	3,638	0.2%

Cash and cash equivalents

Cash and cash equivalents decreased $12.7 million to $167.7 million at June 30, 2024 from $180.4 million at December 31, 2023, a decrease of 7.0%. The decrease was primarily due to an increase in loans, and a decrease in deposits, partially offset by an increase in borrowings.

Investment securities

Total investment securities decreased to $15.5 million at June 30, 2024, from $16.4 million at December 31, 2023, a decrease of $0.9 million or 5.4%. The decrease was attributed to normal pay downs. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

Loans

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. We have also expanded our lending footprint in other areas, including New York and South Carolina. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
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

We also originate commercial and industrial loans, which provide liquidity to businesses in the form of lines of credit and may be secured by accounts receivable, inventory, equipment or other assets. In addition, we have a consumer loan portfolio which provides loans to individual borrowers.

Loans receivable: Loans receivable increased to $1.81 billion at June 30, 2024, from $1.79 billion at December 31, 2023, an increase of $17.8 million, or 1.0%. The increase was primarily due to increases in the construction, and Residential - Multifamily loan portfolios, partially offset by a decrease in the Commercial - Non-Owner Occupied loan portfolio. Loans receivable as of June 30, 2024 and December 31, 2023, consisted of the following:

	June 30, 2024		December 31, 2023
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$35,954	2.0%	$35,451	2.0%	$503	1.4%
Construction	179,662	10.0%	157,556	8.8%	22,106	14.0%
Real Estate Mortgage:
Commercial – Owner Occupied	138,002	7.6%	141,742	7.9%	(3,740)	(2.6)%
Commercial – Non-owner Occupied	351,325	19.5%	369,909	20.7%	(18,584)	(5.0)%
Residential – 1 to 4 Family	443,968	24.6%	449,682	25.2%	(5,714)	(1.3)%
Residential – 1 to 4 Family Investment	523,809	29.0%	524,167	29.3%	(358)	(0.1)%
Residential – Multifamily	127,298	7.1%	103,324	5.8%	23,974	23.2%
Consumer	5,123	0.3%	5,509	0.3%	(386)	(7.0)%
Total Loans	$1,805,141	100.0%	$1,787,340	100.0%	$17,801	1.0%

Deposits

At June 30, 2024, total deposits decreased to $1.50 billion from $1.55 billion at December 31, 2023, a decrease of $56.4 million, or 3.6%. The decrease in deposits was primarily due to a decrease in noninterest-bearing deposits, savings deposits, and time deposit balances, partially offset by an increase in money market deposits balances. The decrease in the noninterest-bearing deposit balance was primarily driven by a $25.0 million decrease in our cannabis checking account, as well as a $9.6 million decrease in our business checking accounts. The decrease in the savings deposits was primarily due to a $12.3 million decrease in our preferred savings accounts. The decrease in our time deposits was primarily due to $34.8 million decrease in our 13 and 21 months CD promotional accounts, and an $8.0 million decrease in brokered time deposits. The increase in our money market deposits was primarily due to a $138.4 million increase in our premier money market accounts, $60.0 million of which was cannabis deposits, partially offset by a $75.1 million decrease in brokered money market accounts.

	June 30,	December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$198,761	$232,189	$(33,428)	(14.4)%
Interest-bearing
Checking	61,534	63,017	(1,483)	(2.4)%
Savings	67,089	83,470	(16,381)	(19.6)%
Money market	609,841	567,080	42,761	7.5%
Time deposits	559,216	607,071	(47,855)	(7.9)%
Total deposits	$1,496,441	$1,552,827	$(56,386)	(3.6)%
Estimated uninsured deposits	$500,988	$622,966	$(121,978)	(19.6)%

Borrowings
Total borrowings were $218.2 million at June 30, 2024 and $168.1 million at December 31, 2023. The increase in borrowings is due to an increase of $50.0 million in FHLBNY advances. At June 30, 2024, $155.0 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $292.8 million at June 30, 2024 from $284.3 million at December 31, 2023, an increase of $8.5 million, or 3.0%, primarily due to the retention of earnings from the period, partially offset by the payment of $4.3 million in cash dividends.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2024, our cash position was $167.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source. The Bank joined the IntraFi Financial Network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of June 30, 2024, the Company had $72.2 million of brokered deposits sourced from IntraFi. Additionally, we have access to other brokered deposit funding sources that we utilize as a source of additional liquidity. During the 2nd quarter of 2024, we entered into relationships with Wells Fargo and Piper Sandler to obtain brokered deposits, and as of June 30, 2024, the Company had $90.3 million sourced from these broker relationships. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY. As of June 30, 2024, the Company had lines of credit with the FHLBNY of $1.04 billion, of which $175.0 million was outstanding, and an additional $60.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $804.5 million at June 30, 2024.

We had outstanding loan commitments of $114.8 million at June 30, 2024. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2024 and 2023.

Cash provided by operating activities was $17.2 million in the six months ended June 30, 2024, compared to $14.7 million for the same period in the prior year. The increase in operating cash flow was primarily due to the decrease in accrued interest receivable and other assets, and the increase in provision for credit losses, partially offset by the decrease in net income.
Cash used in investing activities was $19.3 million in the six months ended June 30, 2024, compared to cash used in investing activities of $38.5 million in the same period last year. The decrease in cash used in the investing activities during the six months ended June 30, 2024, was primarily due to the decrease in cash outflow from the origination of loans, and the redemption of restricted stock, during the period.
Cash used in financing activities was $10.6 million in the six months ended June 30, 2024, compared to cash used in financing activities of $20.9 million in the same period last year. The decrease in cash used in financing activities during the six months ended June 30, 2024, was primarily due to lower decrease in noninterest-bearing deposits and interest-bearing deposits, and the increase in FHLBNY short-term borrowings, partially offset by the decrease in FHLBNY long-term borrowings, and the decrease in Federal Reserve short-term borrowings.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $8.5 million at June 30, 2024, from December 31, 2023, primarily from the Company’s net income of $12.6 million for the period, net of common and preferred stock dividends of $4.3 million.
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
Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2024, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at June 30, 2024:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$306,283	15.86%	$334,969	17.35%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable.

(c)    Issuer Purchases of Equity Securities. There were no repurchases of our common stock during the three months ended June 30, 2024.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	August 7, 2024	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2024	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)