Form 10-Q
period 2024-09-30
PARKE BANCORP, INC.
filed 2024-11-06
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024
or
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

Yes [☐ ]                No [☒]

As of November 1, 2024, there were 11,884,594 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$4,884	$12,716
Interest bearing deposits with banks	167,565	167,660
Cash and cash equivalents	172,449	180,376
Investment securities available for sale, at fair value	6,041	7,095
Investment securities held to maturity, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023 (fair value of $7,872 at September 30, 2024 and $7,892 at December 31, 2023)	9,228	9,292
Total investment securities	15,269	16,387
Loans, net of unearned income	1,839,929	1,787,340
Less: Allowance for credit losses	(32,318)	(32,131)
Net loans	1,807,611	1,755,209
Accrued interest receivable	9,242	8,555
Premises and equipment, net	5,365	5,579
Restricted stock	8,619	7,636
Bank owned life insurance (BOLI)	28,904	28,415
Deferred tax asset	9,214	9,262
Other real estate owned (OREO)	1,562	1,550
Other	7,174	10,531
Total assets	$2,065,409	$2,023,500
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$198,499	$232,189
Interest-bearing deposits	1,360,384	1,320,638
Total deposits	1,558,883	1,552,827
FHLBNY borrowings	145,000	125,000
Subordinated debentures	43,253	43,111
Accrued interest payable	7,112	4,146
Other	14,701	14,099
Total liabilities	1,768,949	1,739,183
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares and 375 shares outstanding at September 30, 2024 and December 31, 2023, respectively	325	375
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,264,116 shares and 12,240,821 shares at September 30, 2024 and December 31, 2023, respectively	1,226	1,224
Additional paid-in capital	137,130	136,700
Retained earnings	163,085	149,437
Accumulated other comprehensive loss	(267)	(404)
Treasury stock, 381,723 shares and 284,522 shares at September 30, 2024 and December 31, 2023, at cost	(5,039)	(3,015)
Total shareholders’ equity	296,460	284,317
Total liabilities and shareholders' equity	$2,065,409	$2,023,500

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Interest income:
Interest and fees on loans	$30,161	$27,294	$86,976	$77,602
Interest and dividends on investments	265	308	761	745
Interest on deposits with banks	1,696	1,512	4,050	4,059
Total interest income	32,122	29,114	91,787	82,406
Interest expense:
Interest on deposits	14,983	11,385	42,123	28,046
Interest on borrowings	2,416	2,046	6,575	5,661
Total interest expense	17,399	13,431	48,698	33,707
Net interest income	14,723	15,683	43,089	48,699
Provision for (recovery of) credit losses	(141)	300	546	(1,600)
Net interest income after provision for (recovery of) credit losses	14,864	15,383	42,543	50,299
Non-interest income
Service fees on deposit accounts	321	1,003	1,059	3,149
Gain (loss) on sale of SBA loans	(3)	—	23	—
Other loan fees	217	192	619	611
Bank owned life insurance income	166	153	488	443
Net gain on sale and valuation adjustment of OREO	—	38	—	38
Other	200	449	975	972
Total non-interest income	901	1,835	3,164	5,213
Non-interest expense
Compensation and benefits	3,178	2,834	9,466	9,414
Professional services	645	659	1,641	1,746
Occupancy and equipment	630	649	1,943	1,938
Data processing	348	368	978	1,037
FDIC insurance and other assessments	319	388	973	960
OREO expense	187	240	776	610
Other operating expense	1,058	10,711	3,358	13,276
Total non-interest expense	6,365	15,849	19,135	28,981
Income before income tax expense	9,400	1,369	26,572	26,531
Income tax expense	1,892	340	6,458	6,242
Net income attributable to Company	7,508	1,029	20,114	20,289
Less: Preferred stock dividend	(5)	(7)	(16)	(20)
Net income available to common shareholders	$7,503	$1,022	$20,098	$20,269
Earnings per common share
Basic	$0.63	$0.09	$1.68	$1.70
Diluted	$0.62	$0.08	$1.66	$1.67
Weighted average common shares outstanding
Basic	11,959,546	11,945,844	11,960,173	11,945,144
Diluted	12,153,393	12,131,825	12,134,828	12,137,208

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to the Company	$7,508	$1,029	$20,114	$20,289
Unrealized gain (loss) on investment securities	187	(179)	184	(157)
Tax impact on unrealized (gain) loss	(48)	46	(47)	40
Total unrealized gain (loss) on investment securities	139	(133)	137	(117)
Comprehensive income attributable to the Company	$7,647	$896	$20,251	$20,172

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods ended September 30, 2024

	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, June 30, 2024	325	$325	12,254,220	$1,225	$136,946	$157,725	$(406)	$(3,015)	$292,800
Net income	—	—	—	—	—	7,508	—	—	7,508
Common stock options exercised	—	—	9,896	1	111	—	—	—	112
Treasury stock purchase (100,000 of shares)	—	—	—	—	—	—	—	(2,024)	(2,024)
Other comprehensive income	—	—	—	—	—	—	139	—	139
Stock compensation expense	—	—	—	—	73	—	—	—	73
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,143)	—	—	(2,143)
Balance, September 30, 2024	325	$325	12,264,116	$1,226	$137,130	$163,085	$(267)	$(5,039)	$296,460
Nine Months Ended
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income	—	—	—	—	—	20,114	—	—	20,114
Common stock options exercised	—	—	16,418	2	166	—	—	—	168
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Treasury stock purchase ( 100,000 of shares)	—	—	—	—	—	—	—	(2,024)	(2,024)
Other comprehensive income	—	—	—	—	—	—	137	—	137
Stock compensation expense	—	—	—	—	215	—	—	—	215
Dividend on preferred stock ($45.00 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividend on common stock ($0.54 per share)	—	—	—	—	—	(6,450)	—	—	(6,450)
Balance, September 30, 2024	325	$325	12,264,116	$1,226	$137,130	$163,085	$(267)	$(5,039)	$296,460

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Periods ended September 30, 2023

	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, June 30, 2023	445	$445	12,231,193	$1,223	$136,447	$144,550	$(510)	$(3,015)	$279,140
Net income	—	—	—	—	—	1,029	—	—	1,029
Other comprehensive loss	—	—	—	—	—	—	(133)	—	(133)
Stock compensation expense	—	—	—	—	100	—	—	—	100
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(7)	—	—	(7)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,150)	—	—	(2,150)
Balance, September 30, 2023	445	$445	12,231,193	$1,223	$136,547	$143,422	$(643)	$(3,015)	$277,979
Nine Months Ended
Balance, December 31, 2022	445	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-3	—	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	—	20,289	—	—	20,289
Common stock options exercised	—	—	6,096	—	33	—	—	—	33
Other comprehensive loss	—	—	—	—	—	—	(117)	—	(117)
Stock compensation expense	—	—	—	—	313	—	—	—	313
Dividend on preferred stock ($45.00 per share)	—	—	—	—	—	(20)	—	—	(20)
Dividend on common stock ($0.54 per share)	—	—	—	—	—	(6,451)	—	—	(6,451)
Balance, September 30, 2023	445	$445	12,231,193	$1,223	$136,547	$143,422	$(643)	$(3,015)	$277,979

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$20,114	$20,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	428	319
Provision for (recovery of) credit losses	546	(1,600)
Increase in value of bank owned life insurance	(489)	(443)
Gain on sale of SBA loans	(23)	—
SBA loans originated for sale	(300)	—
Proceeds from sale of SBA loans originated for sale	323	—
Net gain on sale of OREO and valuation adjustments	—	(38)
Net accretion of purchase premiums and discounts on securities	(33)	(28)
Stock based compensation	215	313
Net changes in:
Decrease (increase) in accrued interest receivable and other assets	2,659	(5,738)
Increase in accrued interest payable and other accrued liabilities	3,203	910
Net cash provided by operating activities	26,643	13,984
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,223	1,919
Repayments and maturities of investment securities held to maturity	112	105
Net increase in loans	(52,583)	(48,671)
(Purchases) sales of bank premises and equipment	(72)	116
Proceeds from sale of OREO, net	—	161
Redemptions of restricted stock	7,213	6,480
Purchases of restricted stock	(8,196)	(8,066)
Net cash used in investing activities	(52,303)	(47,956)
Cash Flows from Financing Activities:
Cash dividends	(6,466)	(6,471)
Treasury stock purchase	(2,024)	—
Proceeds from exercise of stock options	168	33
Conversion of Series B preferred stock	(1)	—
(Decrease) increase in FHLBNY long-term borrowings	(75,000)	20,000
Net increase in FHLBNY short-term borrowings	95,000	8,000
Net decrease in noninterest-bearing deposits	(33,690)	(121,430)
Net increase in interest-bearing deposits	39,746	78,430
Net cash provided by (used in) financing activities	17,733	(21,438)
Net decrease in cash and cash equivalents	(7,927)	(55,410)
Cash and Cash Equivalents, January 1,	180,376	182,150
Cash and Cash Equivalents, September 30,	$172,449	$126,740

Supplemental Disclosure of Cash Flow Information:
Interest paid	$45,732	$32,528
Income taxes paid	$3,521	$13,293

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$123
Accrued dividends payable	$2,147	$2,157

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying interim financial statements for the three and nine months ended September 30, 2024 and 2023 are unaudited. The balance sheet as of December 31, 2023, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full year or any other period.

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

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2024 and December 31, 2023. None of the securities shown below required an allowance for credit losses.

As of September 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,401	$8	$368	$6,041
Total available for sale	$6,401	$8	$368	$6,041

Held to maturity:
Residential mortgage-backed securities	$5,292	$—	$950	$4,342
States and political subdivisions	3,936	34	440	3,530
Total held to maturity	$9,228	$34	$1,390	$7,872

As of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,639	$3	$547	$7,095
Total available for sale	$7,639	$3	$547	$7,095

Held to maturity:
Residential mortgage-backed securities	$5,406	$—	$1,054	$4,352
States and political subdivisions	3,886	38	384	3,540
Total held to maturity	$9,292	$38	$1,438	$7,892

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2024 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,331	2,214
Due after five years through ten years	794	755
Due after ten years	3,276	3,072
Total available for sale	$6,401	$6,041

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,463	1,497
Due after five years through ten years	1,507	1,251
Due after ten years	6,258	5,124
Total held to maturity	$9,228	$7,872

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2024 or 2023. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

As of September 30, 2024	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$—	$—	$5,406	$368	$5,406	$368
Total available for sale	$—	$—	$5,406	$368	$5,406	$368

As of December 31, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$25	$—	$6,870	$547	$6,895	$547
Total available for sale	$25	$—	$6,870	$547	$6,895	$547

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 0 securities in the less than 12 months loss position and 14 securities in the 12 months or greater loss position at September 30, 2024. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at September 30, 2024.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at September 30, 2024.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At September 30, 2024 and December 31, 2023, the Company had $1.84 billion and $1.79 billion, respectively, in loans receivable outstanding. Outstanding balances include $2.0 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at September 30, 2024 and December 31, 2023, consist of the following:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial and Industrial	$34,812	$35,451
Construction	176,534	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	150,209	141,742
Commercial – Non-owner Occupied	365,563	369,909
Residential – 1 to 4 Family	452,723	449,682
Residential – 1 to 4 Family Investment	517,777	524,167
Residential – Multifamily	137,282	103,324
Consumer	5,029	5,509
Total Loan receivable	1,839,929	1,787,340
Allowance for credit losses on loans	(32,318)	(32,131)
Total loan receivable, net of allowance for credit losses on loans	$1,807,611	$1,755,209

An age analysis of past due loans by class at September 30, 2024 and December 31, 2023 is as follows:

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$686	$686	$34,126	$34,812
Construction	—	—	1,091	1,091	175,443	176,534
Real Estate Mortgage:
Commercial – Owner Occupied	—	76	1,061	1,137	149,072	150,209
Commercial – Non-owner Occupied	—	—	5,195	5,195	360,368	365,563
Residential – 1 to 4 Family	121	—	2,865	2,986	449,737	452,723
Residential – 1 to 4 Family Investment	—	637	1,557	2,194	515,583	517,777
Residential – Multifamily	—	—	—	—	137,282	137,282
Consumer	—	—	—	—	5,029	5,029
Total Loans	$121	$713	$12,455	$13,289	$1,826,640	$1,839,929

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$712	$712	$34,739	$35,451
Construction	—	—	1,091	1,091	156,465	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	140,625	141,742
Commercial – Non-owner Occupied	—	1,549	3,107	4,656	365,253	369,909
Residential – 1 to 4 Family	58	1,793	1,211	3,062	446,620	449,682
Residential – 1 to 4 Family Investment	—	440	—	440	523,727	524,167
Residential – Multifamily	—	—	—	—	103,324	103,324
Consumer	66	—	—	66	5,443	5,509
Total Loans	$124	$3,782	$7,238	$11,144	$1,776,196	$1,787,340

The following table provides the amortized cost of loans on nonaccrual status:

	September 30, 2024
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$686	$686	$—	$686
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	1,061	—	1,061	—	1,061
Commercial - Non-owner Occupied	5,195	—	5,195	—	5,195
Residential - 1 to 4 Family	2,062	746	2,808	57	2,865
Residential - 1 to 4 Family Investment	1,351	—	1,351	206	1,557
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$10,760	$1,432	$12,192	$263	$12,455

	December 31, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$277	$435	$712	$—	$712
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	3,107	—	3,107	—	3,107
Residential - 1 to 4 Family	1,211	—	1,211	—	1,211
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,403	$835	$7,238	$—	$7,238

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $864.0 thousand and $499.0 thousand, respectively, on exposures totaling $159.9 million and $133.7 million, respectively. The provision (recovery) for credit losses on off balance sheet exposures during the three and nine month periods ending September 30, 2024 and 2023 were $(32.2) thousand and $365.2 thousand, and zero and $(200.0) thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2024
June 30, 2024	$1,068	$3,992	$1,536	$5,414	$9,070	$9,683	$1,603	$59	$32,425
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	1
Provisions (benefits)	15	114	668	(395)	124	(760)	121	5	(108)
Ending Balance at September 30, 2024	$1,084	$4,106	$2,204	$5,019	$9,194	$8,923	$1,724	$64	$32,318

Allowance for credit losses
Nine months ended September 30, 2024
December 31, 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	26	—	1	—	—	—	—	—	27
Provisions (benefits)	132	759	408	(2,089)	133	140	675	23	181
Ending Balance at September 30, 2024	$1,084	$4,106	$2,204	$5,019	$9,194	$8,923	$1,724	$64	$32,318

During the quarter, the increase to the Commercial Owner Occupied portfolio was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The decrease to the Commercial Non-Owner Occupied is due to a decrease in problem loan qualitative factor, partially offset by an increase in the economic condition factor. The decrease in the Residential 1 to 4 Family Investment portfolio is due to a downward adjustment of the derived historical loss rate which better reflects the problem loan risk of loss of the portfolio.

For the year to date, the increase in the Construction, Commercial Owner Occupied, and Residential Multifamily portfolios was due to increases in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The decrease to the Commercial Non-Owner Occupied portfolios was due to a decrease in the portfolios internally classified problem loan balance that decreased the problem loan qualitative factor.

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

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at September 30, 2024:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$686	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,061	—	—
Commercial - Non-owner Occupied	5,195	—	—
Residential - 1 to 4 Family	2,808	—	—
Residential - 1 to 4 Family Investment	1,351	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$12,192	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2023:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$712	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	1,117	—	—
Commercial - Non-owner Occupied	3,107	—	—
Residential - 1 to 4 Family	1,211	—	—
Residential - 1 to 4 Family Investment	—	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$7,238	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of September 30, 2024.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of September 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$1,278	$4,392	$808	$15	$683	$6,221	$20,729	$34,126
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	409	—	—	—	277	686
Doubtful	—	—	—	—	—	—	—	—
	$1,278	$4,392	$1,217	$15	$683	$6,221	$21,006	$34,812
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$317	$1,800	$—	$193	$—	$173,133	$175,443
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$317	$1,800	$—	$193	$1,091	$173,133	$176,534
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$1,130	$33,503	$35,066	$20,429	$6,778	$51,533	$709	$149,148
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,061	—	1,061
Doubtful	—	—	—	—	—	—	—	—
	$1,130	$33,503	$35,066	$20,429	$6,778	$52,594	$709	$150,209
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$31,514	$15,729	$75,784	$32,026	$23,955	$156,405	$13,055	$348,468
OAEM	—	—	—	—	—	11,900	—	11,900
Substandard	—	—	—	—	249	4,946	—	5,195
Doubtful	—	—	—	—	—	—	—	—
	$31,514	$15,729	$75,784	$32,026	$24,204	$173,251	$13,055	$365,563
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$35,690	$53,818	$111,535	$56,677	$31,107	$157,889	$3,142	$449,858
Nonperforming	—	646	377	—	285	1,557	—	2,865
	$35,690	$54,464	$111,912	$56,677	$31,392	$159,446	$3,142	$452,723
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$44,727	$81,162	$130,870	$107,116	$45,796	$106,549	$—	$516,220
Nonperforming	—	995	356	206	—	—	—	1,557
	$44,727	$82,157	$131,226	$107,322	$45,796	$106,549	$—	$517,777
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$4,912	$5,275	$54,903	$25,587	$10,432	$36,173	$—	$137,282
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$4,912	$5,275	$54,903	$25,587	$10,432	$36,173	$—	$137,282
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$251	$—	$—	$—	$—	$4,778	$—	$5,029
Nonperforming	—	—	—	—	—	—	—	—
	$251	$—	$—	$—	$—	$4,778	$—	$5,029
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

As of September 30, 2024, the Company was in the process of foreclosing on 21 residential 1 to 4 family loans with a principal balance of $4.6 million.

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

Modifications to Borrowers Experiencing Financial Difficulty

At September 30, 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$7,508	$1,029	$20,114	$20,289
Less: Dividend on series B preferred stock	(5)	(7)	(16)	(20)
Net income available to common shareholders	7,503	1,022	20,098	20,269
Basic weighted-average common shares outstanding	11,959,546	11,945,844	11,960,173	11,945,144
Basic earnings per common share	$0.63	$0.09	$1.68	$1.70
Diluted earnings per common share
Net income available to common shares	$7,503	$1,022	$20,098	$20,269
Add: Dividend on series B preferred stock	5	7	16	20
Net income available to diluted common shares	7,508	1,029	20,114	20,289
Basic weighted-average common shares outstanding	11,959,546	11,945,844	11,960,173	11,945,144
Dilutive potential common shares	193,847	185,981	174,655	192,064
Diluted weighted-average common shares outstanding	12,153,393	12,131,825	12,134,828	12,137,208
Diluted earnings per common share	$0.62	$0.08	$1.66	$1.67

As of September 30, 2024 and December 31, 2023, there were 317,130 and 330,536 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of September 30, 2024
Residential mortgage-backed securities	$—	$6,041	$—	$6,041
Total	$—	$6,041	$—	$6,041
As of December 31, 2023
Residential mortgage-backed securities	$—	$7,095	$—	$7,095
Total	$—	$7,095	$—	$7,095

For the nine months ended September 30, 2024, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2024 and 2023.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2024
Collateral-dependent loans	$—	$—	$1,464	$1,464
OREO	—	—	1,562	1,562
As of December 31, 2023
Collateral-dependent loans	$—	$—	$1,655	$1,655
OREO	—	—	1,550	1,550

Collateral-dependent loans are those loans that are accounted for under ASC 326, Financial Instruments - Credit Losses ("ASC 326"), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans. If the loan balance exceeds the fair value of the collateral, a specific reserve is applied and these assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at September 30, 2024 and December 31, 2023:

September 30, 2024	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,228	$7,872	$—	$7,872	$—
Loans, net	1,807,611	1,806,453	—	1,794,230	12,223

Financial Liabilities:
Time deposits	$676,909	$680,001	$—	$680,001	$—
Borrowings	188,253	192,679	—	192,679	—

December 31, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,292	$7,892	$—	$7,892	$—
Loans, net	1,755,209	1,727,842	—	1,718,866	8,976

Financial Liabilities:
Time deposits	$607,070	$605,216	$—	$605,216	$—
Borrowings	168,111	172,985	—	172,985	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2024. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of September 30, 2024 and December 31, 2023, unused commitments to extend credit amounted to approximately $121.5 million and $93.8 million, respectively. At September 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $864.0 thousand and $499 thousand, respectively, an increase of $365.0 thousand, mainly due to the increase in the unused commitment balance.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2024 and December 31, 2023, standby letters of credit with customers were $0.6 million and $1.5 million, respectively.

On September 26, 2024, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $50.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on December 26, 2024. There were no outstanding borrowings on the letters of credit as of September 30, 2024.

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
At September 30, 2024 and December 31, 2023, deposit balances from cannabis customers were approximately $116.5 million and $96.7 million, or 7.5% and 6.2% of total deposits, respectively, with three customers accounting for 53.6% and 60.6% of the total at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, there were cannabis-related loans in the amounts of $38.7 million and $27.1 million, respectively.

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

At September 30, 2024, we had total assets of $2.07 billion, and total equity of $296.5 million. Net income available to common shareholders for the three and nine months ended September 30, 2024 was $7.5 million and $20.1 million, respectively.

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Income: Our net income available to common shareholders for the third quarter of 2024 increased $6.5 million, or 634.1%, to $7.5 million, compared to $1.0 million for the same period last year. Earnings per share were $0.63 per basic common share and $0.62 per diluted common share for the third quarter of 2024, compared to $0.09 per basic common share and $0.08 per diluted common share for the same period last year. The increase was primarily due to a decrease in non-interest expense and an increase in interest income, partially offset by higher interest expense, and a decrease in non-interest income.

Net Interest Income: Our net interest income was $14.7 million for the third quarter of 2024 compared to $15.7 million for the third quarter of 2023, a decrease of $1.0 million, or 6.1%. Net interest income decreased during the three months ended September 30, 2024, primarily due to an increase in interest expense on deposits and borrowings, partially offset by an increase in interest and fees on loans. Interest income increased $3.0 million, or 10.3%, during the three months ended September 30, 2024 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $2.9 million in interest and fees on loans, due to higher loan balances and market interest rates. The increase in interest income was offset by an increase in interest expense during the three months ended September 30, 2024 of $4.0 million, or 29.5%, primarily due to an increase in market interest rates on deposits and the overall mix of deposits of $3.6 million, and increase in market interest rates.

Provision for credit losses: For the three months ended September 30, 2024, the provision for credit losses was a recovery of $0.1 million, compared to a provision of $0.3 million for the three months ended September 30, 2023. The provision recovery for the three months ended September 30, 2024, was primarily driven by a decrease in the 1 - 4 family investment property loan portfolio qualitative factor rate from the quarter ended June 30, 2024.

Non-interest Income: Our non-interest income was $0.9 million for the three months ended September 30, 2024, a decrease of $0.9 million, compared to $1.8 million for the three months ended September 30, 2023. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $0.7 million due to a decrease in cannabis deposit fee income, and a decrease in other non-interest income of $0.3 million.

Non-interest Expense: Our non-interest expense decreased $9.5 million, or 59.8%, to $6.4 million for the three months ended September 30, 2024, from $15.8 million for the three months ended September 30, 2023. The decrease in non-interest expense for the three months ended September 30, 2024, was primarily due to a non-recurring $9.5 million loss recorded in the three months ended September 30, 2023.

Income Tax: Income tax expense was $1.9 million on income before taxes of $9.4 million for the three months ended September 30, 2024, resulting in an effective tax rate of 20.1%, compared to income tax expense of $0.3 million on income before taxes of $1.4 million for the same period of 2023, resulting in an effective tax rate of 24.8%.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net income: Our net income available to common shareholders for the nine months ended September 30, 2024 decreased $0.2 million, or 0.8%, to $20.1 million compared to $20.3 million for the nine months ended September 30, 2023. Earnings per share were $1.68 per basic common share and $1.66 per diluted common share for the nine months ended September 30, 2024 compared to $1.70 per basic common share and $1.67 per diluted common share for the same period last year. The decrease in net income available to common shareholders primarily resulted from an decrease in net interest income of $5.6 million, an increase in provision for credit losses of $2.1 million, and a decrease in non-interest income of $2.1 million, partially offset by an decrease in non-interest expense of $9.8 million.

Net interest income: Our net interest income decreased $5.6 million, or 11.5%, to $43.1 million for the nine months ended September 30, 2024, compared to $48.7 million for the same period last year. Interest income for the nine months ended September 30, 2024, increased $9.4 million to $91.8 million, or 11.4%, from $82.4 million for the same period of 2023. The increase in interest income was primarily due to an increase in interest and fees on loans of $9.4 million, primarily due to an increase in market interest rates and balances outstanding. Interest expense increased $15.0 million, or 44.5%, for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in interest paid on deposits of $14.1 million, or 50.2%, primarily due to an increase in market interest rates and a shift in deposit mix. Further contributing to the increase in interest expense was an increase in interest on borrowings of $0.9 million, or 16.2%, due to an increase in borrowing levels and higher market interest rates.

Provision for credit losses: The provision for credit losses was $0.5 million for the nine months ended September 30, 2024, compared to a recovery of provision for credit losses of $1.6 million for the nine months ended September 30, 2023. The increase in the provision for credit losses for the nine months ended September 30, 2024 was primarily due to an increase in the outstanding loan balance of $52.6 million from the balance at December 31, 2023, specifically in the construction 1 - 4 family, and multi-family loan portfolios. The provision recovery of $1.6 million during the same period in 2023 was primarily related to decreases in loss factors related to the construction, commercial owner occupied, and residential 1 to 4 family investment portfolios. For more information about our provision for credit losses and our allowance for loan and lease losses and loss experience, see “Financial Condition-Allowance for Loan and Lease Losses” below and Note 4 - Loans And Allowance For Credit Losses on Loans to the unaudited consolidated financial statements.

Non-interest income: Our non-interest income was $3.2 million for the nine months ended September 30, 2024, a decrease of $2.0 million, or 39.3%, compared to $5.2 million for the same period last year. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $2.1 million. Fee income for the nine months ended September 30, 2024 decreased primarily from commercial deposit accounts of depositors who do business in the cannabis-related industry totaled $0.8 million, compared to $2.9 million for the same period last year. Fee income is included in service fees on deposit accounts in the accompanying Consolidated Statements of Income.

Non-interest expense: Our non-interest expense decreased $9.8 million to $19.1 million for the nine months ended September 30, 2024, from $29.0 million for the nine months ended September 30, 2023. The decrease in non-interest expense was primarily due to a $9.5 million non-recurring loss recorded in the nine months ended September 30, 2023.

Income Tax: Income tax expense was $6.5 million on income before taxes of $26.6 million for the nine months ended September 30, 2024, resulting in an effective tax rate of 24.3%, compared to income tax expense of $6.2 million on income before taxes of $26.5 million for the same period of 2023, resulting in an effective tax rate of 23.5%.

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

	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,819,719	$30,161	6.59%	$1,794,826	$27,294	6.03%
Investment securities**	24,004	265	4.39%	26,450	308	4.62%
Interest bearing deposits	128,758	1,696	5.24%	118,264	1,512	5.07%
Total interest-earning assets	1,972,481	32,122	6.48%	1,939,540	29,114	5.96%
Other assets	64,532			78,919
Allowance for credit losses	(32,524)			(32,117)
Total assets	$2,004,489			$1,986,342
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$58,172	$113	0.77%	$80,376	$380	1.88%
Money markets	592,412	7,284	4.89%	430,303	4,955	4.57%
Savings	61,867	178	1.14%	107,776	324	1.19%
Time deposits	438,836	5,009	4.54%	505,538	4,235	3.32%
Brokered certificates of deposit	177,420	2,399	5.38%	118,913	1,491	4.97%
Total interest-bearing deposits	1,328,707	14,983	4.49%	1,242,906	11,385	3.63%
Borrowings	177,135	2,416	5.43%	188,443	2,046	4.31%
Total interest-bearing liabilities	1,505,842	17,399	4.60%	1,431,349	13,431	3.72%
Non-interest bearing deposits	184,082			254,350
Other liabilities	18,098			16,897
Total non-interest bearing liabilities	202,180			271,247
Equity	296,467			283,746
Total liabilities and shareholders’ equity	$2,004,489			$1,986,342
Net interest income		$14,723			$15,683
Interest rate spread			1.88%			2.24%
Net interest margin			2.97%			3.21%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,798,061	$86,976	6.46%	$1,776,181	$77,602	5.84%
Investment securities**	23,551	761	4.32%	26,737	745	3.73%
Interest bearing deposits	103,302	4,050	5.24%	113,858	4,059	4.77%
Total interest-earning assets	1,924,914	91,787	6.37%	1,916,776	82,406	5.75%
Other assets	66,770			79,467
Allowance for credit losses	(32,267)			(31,826)
Total assets	$1,959,417			$1,964,417
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$65,335	$504	1.03%	$79,716	$627	1.05%
Money markets	585,959	21,412	4.88%	368,777	11,023	4.00%
Savings	69,736	596	1.14%	140,435	1,231	1.17%
Time deposits	428,670	13,455	4.19%	505,109	11,027	2.92%
Brokered certificates of deposit	151,056	6,156	5.44%	114,676	4,138	4.82%
Total interest-bearing deposits	1,300,756	42,123	4.33%	1,208,713	28,046	3.10%
Borrowings	158,193	6,575	5.55%	182,495	5,661	4.15%
Total interest-bearing liabilities	1,458,949	48,698	4.46%	1,391,208	33,707	3.24%
Non-interest bearing deposits	190,684			278,854
Other liabilities	17,532			16,584
Total non-interest bearing liabilities	208,216			295,438
Equity	292,252			277,771
Total liabilities and shareholders’ equity	$1,959,417			$1,964,417
Net interest income		$43,089			$48,699
Interest rate spread			1.91%			2.51%
Net interest margin			2.99%			3.40%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

Financial Condition
General
At September 30, 2024, the Company’s total assets were $2.07 billion, an increase of $41.9 million, or 2.1%, from December 31, 2023. The increase in total assets was primarily attributable to an increase in loans receivable and an increase in FHLBNY restricted stock, partially offset by a decrease in cash and cash equivalent, investment securities, and other assets. Loans increased $52.6 million, primarily due to increases in the construction, multi-family, and CRE owner portfolios. FHLBNY restricted stock increased $1.0 million due to an increase in FHLBNY advances. Cash and cash equivalents decreased $7.9 million, or 4.4%, primarily due to the increase in loans, partially offset by the increase in deposits and borrowings. Other assets decreased $3.4 million during the nine months ended September 30, 2024, to $7.2 million at September 30, 2024, from $10.5 million at December 31, 2023, primarily driven by a decrease in prepaid taxes.

Total liabilities were $1.77 billion at September 30, 2024. This represented a $29.8 million, or 1.7%, increase, from $1.74 billion at December 31, 2023. The increase in total liabilities was primarily due to an increase in deposits of $6.1 million, or 0.4%, to $1.56 billion at September 30, 2024, from $1.55 billion at December 31, 2023, and an increase in borrowings of $20.1 million, or 16.0%, to $188.3 million at September 30, 2024. The increase in deposits was primarily due to an increase in brokered time deposits of $48.4 million, and time deposits of $21.4 million, partially offset by a decrease in non-interest demand deposits of $33.7 million, and a decrease in savings deposits of $25.5 million. The increase in borrowings was due to additional FHLBNY advances.

Total equity was $296.5 million and $284.3 million at September 30, 2024 and December 31, 2023, respectively, an increase of $12.1 million from December 31, 2023. The increase was primarily due to the retention of earnings, partially offset by the payment of $6.4 million of cash dividends, and the repurchase of Company common stock of $2.0 million.

The following table presents certain key condensed balance sheet data as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$172,449	$180,376	$(7,927)	(4.4)%
Investment securities	15,269	16,387	(1,118)	(6.8)%
Loans, net of unearned income	1,839,929	1,787,340	52,589	2.9%
Allowance for credit losses	(32,318)	(32,131)	(187)	0.6%
Total assets	2,065,409	2,023,500	41,909	2.1%
Total deposits	1,558,883	1,552,827	6,056	0.4%
FHLBNY borrowings	145,000	125,000	20,000	16.0%
Subordinated debt	43,253	43,111	142	0.3%
Total liabilities	1,768,949	1,739,183	29,766	1.7%
Total equity	296,460	284,317	12,143	4.3%
Total liabilities and equity	2,065,409	2,023,500	41,909	2.1%

Cash and cash equivalents

Cash and cash equivalents decreased $7.9 million to $172.4 million at September 30, 2024 from $180.4 million at December 31, 2023, a decrease of 4.4%. The decrease was primarily due to an increase in loans, partially offset by an increase in deposits and borrowings.

Investment securities

Total investment securities decreased to $15.3 million at September 30, 2024, from $16.4 million at December 31, 2023, a decrease of $1.1 million or 6.8%. The decrease was attributed to normal pay downs. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $1.84 billion at September 30, 2024, from $1.79 billion at December 31, 2023, an increase of $52.6 million, or 2.9%. The increase was primarily due to increases in the construction, CRE-owner occupied, and Residential - Multifamily loan portfolios. Loans receivable as of September 30, 2024 and December 31, 2023, consisted of the following:

	September 30, 2024		December 31, 2023
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$34,812	1.9%	$35,451	2.0%	$(639)	(1.8)%
Construction	176,534	9.6%	157,556	8.8%	18,978	12.0%
Real Estate Mortgage:
Commercial – Owner Occupied	150,209	8.2%	141,742	7.9%	8,467	6.0%
Commercial – Non-owner Occupied	365,563	19.9%	369,909	20.7%	(4,346)	(1.2)%
Residential – 1 to 4 Family	452,723	24.6%	449,682	25.2%	3,041	0.7%
Residential – 1 to 4 Family Investment	517,777	28.1%	524,167	29.3%	(6,390)	(1.2)%
Residential – Multifamily	137,282	7.5%	103,324	5.8%	33,958	32.9%
Consumer	5,029	0.3%	5,509	0.3%	(480)	(8.7)%
Total Loans	$1,839,929	100.0%	$1,787,340	100.0%	$52,589	2.9%

Deposits

At September 30, 2024, total deposits increased to $1.56 billion from $1.55 billion at December 31, 2023, an increase of $6.1 million, or 0.4%. The increase in deposits was primarily due to an increase in brokered time deposits of $48.4 million and an increase in time deposits of $21.4 million, partially offset by a decrease in non-interest demand deposits and savings deposits of $33.7 million and $25.5 million, respectively. The increase in our brokered time deposits was primarily due to our increased usage of brokered funds. The increase in our time deposit balance is primarily due to an increase in twelve month certificates of deposit of $157.8 million and an increase of $60.0 million in six month certificates of deposit, partially offset by a decrease of $120.3 million and $52.9 million in fifteen month and twenty one month certificates of deposit, respectively. The decrease in the noninterest-bearing deposit balance was primarily due to a $29.6 million decrease in cannabis checking account. The decrease in the savings deposits was primarily due to a $11.2 million decrease in our preferred savings accounts, as well as a $6.8 million and $4.0 million decrease in our platinum plus and statement savings accounts, respectively.

	September 30,	December 31,
	2024	2023	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$198,499	$232,189	$(33,690)	(14.5)%
Interest-bearing
Checking	58,397	63,017	(4,620)	(7.3)%
Savings	57,980	83,470	(25,490)	(30.5)%
Money market	567,098	567,080	18	—%
Time deposits	676,909	607,071	69,838	11.5%
Total deposits	$1,558,883	$1,552,827	$6,056	0.4%
Estimated uninsured deposits	$584,403	$622,966	$(38,563)	(6.2)%
Total brokered deposits	$198,707	$223,429	$(24,722)	(11.1)%

Borrowings
Total borrowings were $188.3 million at September 30, 2024 and $168.1 million at December 31, 2023. The increase in borrowings is due to an increase of $20.0 million in FHLBNY advances. At September 30, 2024, $125.0 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $296.5 million at September 30, 2024 from $284.3 million at December 31, 2023, an increase of $12.1 million, or 4.3%, primarily due to the retention of earnings from the period, partially offset by the payment of $6.4 million of cash dividends, and the repurchase of Company common stock of $2.0 million.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2024, our cash position was $172.4 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source. The Bank joined the IntraFi Financial Network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of September 30, 2024, the Company had $13.2 million of brokered deposits sourced from IntraFi. Additionally, we have access to other brokered deposit funding sources that we utilize as a source of additional liquidity. In addition to IntraFi, we utilize Wells Fargo and Piper Sandler to obtain brokered deposits, and as of September 30, 2024, the Company had $183.7 million sourced from these broker relationships. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of September 30, 2024, the Company had lines of credit with the FHLBNY of $930.5 million, of which $145.0 million was outstanding, and an additional $50.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $735.5 million at September 30, 2024. As of September 30, 2024, the Company had a borrowing capacity through the FRB discount window of $76.3 million. There were no balances outstanding with the FRB as of September 30, 2024.

We had outstanding loan commitments of $121.5 million at September 30, 2024. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2024 and 2023.

Cash provided by operating activities was $26.6 million in the nine months ended September 30, 2024, compared to $14.0 million for the same period in the prior year. The increase in operating cash flow was primarily due to the decrease in accrued interest receivable and other assets, the increase in accrued interest payable, and the increase in provision for credit losses, partially.
Cash used in investing activities was $52.3 million in the nine months ended September 30, 2024, compared to cash used in investing activities of $48.0 million in the same period last year. The increase in cash used in the investing activities during the nine months ended September 30, 2024, was primarily due to the increase in cash outflow from the origination of loans.
Cash provided by financing activities was $17.7 million in the nine months ended September 30, 2024, compared to cash used in financing activities of $21.4 million in the same period last year. The increase in cash provided by financing activities during the nine months ended September 30, 2024, was primarily due to lower decrease in noninterest-bearing deposits, and the increase in FHLBNY short-term borrowings, partially offset by lower increase in interest-bearing deposits, the decrease in FHLBNY long-term borrowings, and the decrease in Federal Reserve short-term borrowings.

Capital Adequacy
We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $12.1 million at September 30, 2024, from December 31, 2023, primarily from the Company’s net income of $20.1 million for the period, net of common and preferred stock dividends of $6.5 million and treasury stock repurchases of $2.0 million.
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
Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2024, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at September 30, 2024:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$309,806	15.46%	$338,926	16.91%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Absecon Gardens Condominium Association v. Parke Bank Matter

Absecon Gardens Condominium Association v. Parke Bank, One Mechanic Street, et al, Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-2321-21. The Company is the successor to the interests of the developer of the Absecon Gardens Condominium project in Absecon NJ. Some of the unit owners have suggested that the Company is responsible for contributions and/or repair for alleged damages purportedly relating to construction. The owners filed a Complaint, alleging that the damages total approximately $1.7 million. The matter is in discovery so it is difficult to determine whether that amount accurately reflects the claimed damages, or whether the Company is in any way culpable for the damages. At this time it is too early to predict whether an unfavorable outcome will result. The Company is vigorously defending this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable.

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company's stock repurchases during the quarter ended September 30, 2024.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 - 31, 2024	—	$—	—	598,485
August 1 - 31, 2024	50,001	19.41	50,001	548,484
September 1 - 30, 2024	49,999	20.79	49,999	498,485

Total	100,000	$20.10	100,000

*On August 2, 2024, the Company announced a share repurchase program for up to approximately 5% of the Company's outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	November 6, 2024	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)