Form 10-K
period 2024-12-31
PARKE BANCORP, INC.
filed 2025-03-12
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[☒] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024 or
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2024 was approximately $171.2 million.

As of March 11, 2025 there were 11,842,596 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

At December 31, 2024, we had total assets of $2.14 billion, including loans of $1.87 billion, total deposits of $1.63 billion and total equity of $300.1 million.

Market Area

Substantially all of the Bank’s business is with customers in its market areas of Southern New Jersey, the Philadelphia area of Pennsylvania, and New York, New York. We have carefully expanded our lending footprint in other areas, including adding lending capabilities in South Carolina. Most of the Bank’s customers are individuals and small to medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in the Bank’s markets could adversely affect the Bank’s borrowers, their ability to repay their loans and to borrow additional funds, and consequently the Bank’s financial condition and performance.

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

Cannabis Related Business

    In the State of New Jersey, cannabis is legal for recreational use. Once enacted, the law legalized and regulated cannabis use and possession for adults 21 years and older. The law also clarified marijuana and cannabis use and possession penalties for individuals younger than 21 years old. Retail sales of cannabis began in New Jersey in April 2022. We provide banking services to customers that are licensed by various States to do business in the cannabis industry as growers, processors and dispensaries and who participate in retail sales of cannabis in New Jersey. Cannabis businesses are legal under the laws of these States, as well as in New Jersey, although it is not legal under federal law. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidelines in 2014 for financial institutions servicing state legal cannabis businesses. A financial institution that provides services to cannabis-related businesses can comply with Bank Secrecy Act (“BSA”) disclosure standards by following the FinCEN guidelines. We maintain stringent written policies and procedures related to the acceptance of such businesses and to the monitoring and maintenance of such business accounts. We conduct a significant due diligence review of the cannabis business before the business is accepted, including confirmation that the business is properly licensed by the applicable state. Throughout the relationship, we continue monitoring the business, including site visits, to ensure that the business continues to meet our stringent requirements, including maintenance of required licenses and periodic financial reviews of the business.
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
    At December 31, 2024 and 2023, deposit balances from cannabis customers were approximately $151.9 million and $96.7 million, or 9.3% and 6.2% of total deposits, respectively, with two customers accounting for 59.4% and 60.6% of the total at December 31, 2024 and 2023. At December 31, 2024 and 2023, the Bank had cannabis-related loans in the amounts of $43.4 million and $27.1 million, respectively.

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
Loan Maturity. The following table sets forth the contractual maturity of certain loan categories and the dollar amount of loans in certain loan categories due after December 31, 2024, which have predetermined interest rates and which have floating or adjustable interest rates at December 31, 2024.

	Due within one year or less	Due after one through five years	Due after five through fifteen years	Due after fifteen years	Total
	(Dollars in thousands)
Commercial and Industrial	$20,040	$10,790	$4,551	$—	$35,381
Construction	137,534	11,497	315	—	149,346
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	5,812	84,613	68,273	1,743	160,441
Commercial - Non-Owner Occupied	41,084	243,195	87,019	—	371,298
Residential - 1 to 4 family	3,725	93,731	33,283	317,141	447,880
Residential - 1 to 4 family investment	—	—	8,615	515,552	524,167
Residential - multifamily	1,842	76,860	96,054	—	174,756
Consumer	20	396	3,833	635	4,884
Total	$210,057	$521,082	$301,943	$835,071	$1,868,153

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates as of December 31, 2024.

	Predetermined Rates	Floating or Adjustable Rates	Total
	(Dollars in thousand)
Commercial and Industrial	$311	$15,030	$15,341
Construction	—	11,813	11,813
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	15,991	138,638	154,629
Commercial - Non-Owner Occupied	18,178	312,036	330,214
Residential - 1 to 4 family	34,288	409,884	444,172
Residential - 1 to 4 family investment	12,302	511,847	524,149
Residential - multifamily	4,176	168,738	172,914
Consumer	4,855	9	4,864
Total	$90,101	$1,567,995	$1,658,096

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

Our commercial real estate mortgage portfolio was $531.7 million at December 31, 2024. Within the portfolio, we designate certain sectors of loans as high risk to monitor more closely, given the current economic conditions. At December 31, 2024, the high risk sectors consisted of office, hotel, retail, and restaurant loans. All of these sectors combined represent 11.5% of total loan receivable, with no individual sector higher than 3.9%.

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2024, the Bank’s loan to one borrower limit was approximately $56.2 million and the Bank had no borrowers with loan balances in excess of this amount. At December 31, 2024, the Bank’s largest loan to one borrower was a commercial owner occupied real estate loan with a balance of $21.0 million that was secured by the property.  At December 31, 2024, this loan was current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods to determine concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification. The Bank places limits on loans to one borrower; one industry; as well as product concentrations. At December 31, 2024, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered individually evaluated when it has been modified for a borrower in financial distress or when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Individually evaluated loans that have been modified are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on individually evaluated loans is the same as for non-accrual loans discussed above. Total non-performing loans, which include non-accrual loans, were $12.2 million and $7.2 million at December 31, 2024 and 2023, respectively. There were no loans included in individually evaluated loans at December 31, 2024 and 2023, respectively, that had been modified to borrowers in financial distress.

As of December 31, 2024, there was $21.8 million in loans which were not then on non-accrual status or modified but where there is a potential weakness or pose unwarranted financial risk to the Bank, even though the asset value is not currently impaired. These loans require an increased degree of monitoring and servicing by management as a result of internal or external conditions.

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

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2024 and December 31, 2023, was $1.6 million. Real estate owned consisted of two commercial owner occupied properties as of December 31, 2024.

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

	December 31, 2024				December 31, 2023
	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding	Amount	% of Loans to total Loans	Net charge off/(recovery)	Net charge off to average loans outstanding
	(Dollars in thousands)
Commercial and Industrial	$1,097	1.9%	$(28)	—%	$926	2.0%	$(15)	—%
Construction	3,037	8.0	—	—%	3,347	8.8	—	—%
Real Estate Mortgage:
Commercial – Owner Occupied	1,871	8.6	(1)	—%	1,795	7.9	(3)	—%
Commercial – Non-owner Occupied	6,300	19.7	—	—%	7,108	20.7	—	—%
Residential – 1 to 4 Family	9,166	24.0	—	—%	9,061	25.2	—	—%
Residential - 1 to 4 Family Investment	8,832	28.1			8,783	29.3
Residential – Multifamily	2,203	9.4	—	—%	1,049	5.8	—	—%
Consumer	67	0.3	(53)	—%	62	0.3	—	—%
Total allowance for credit losses	$32,573	100.0%	$(82)	—%	$32,131	100.0%	$(18)	—%
Period-end loans outstanding (net of deferred costs/fees)	$1,868,153				$1,787,340
Average loans outstanding	$1,810,931				$1,782,055
Total non-accrual loans	$11,773				$7,238
Allowance as a percentage of period end loans	1.74%				1.80%
Non-accrual loans as a percentage of period end loans	0.63%				0.40%
Allowance as a percentage of non-performing loans	276.68%				443.92%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are a mix of municipal bonds and mortgage-backed-securities held for Community Reinvestment Act purposes, as “held to maturity.” At December 31, 2024, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments. At December 31, 2024, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2024, by contractual maturity.

	At December 31, 2024
	One Year or Less	After One Through Five Years	After Five Years Through Ten Years	After Ten Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities Held to Maturity:
State and political subdivisions	$—	$1,481	$1,507	$965	$3,953	$3,441
Yield	—%	4.76%	1.90%	1.93%	2.96%
Residential mortgage-backed securities	—	—	—	5,256	5,256	4,051
Yield	—%	—%	—%	1.91%	1.91%
Total securities held to maturity	—	1,481	1,507	6,221	9,209	7,492
Weighted Average Yield	—%	4.76%	1.90%	1.92%	2.36%

Securities Available for Sale:
Residential mortgage-backed securities	—	2,117	727	3,161	6,005	5,551
Yield	—%	2.24%	1.99%	2.69%	2.43%
Total securities available for sale	—	2,117	727	3,161	6,005	5,551
Weighted Average Yield	—%	2.24%	1.99%	2.69%	2.43%
Total Investment Securities	$—	$3,598	$2,234	$9,382	$15,214	$13,043
Total Weighted Average Yield	—%	3.14%	1.93%	2.19%	2.39%

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.63 billion at December 31, 2024. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $215.7 million and $223.4 million at December 31, 2024, and 2023, respectively. At December 31, 2024, the Bank held brokered deposit balances in money market, and time deposit categories. Brokered deposits do not increase the deposit franchise of the Bank, and in a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. To mitigate the potential negative impact associated with brokered deposits, the Bank joined the IntraFi network ("IntraFi") to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS™ settlement process and their overnight ICS™ money market product. The Bank’s CDARS™ and ICS™ deposits included within the brokered deposit total amounted to $13.5 million and $216.9 million at December 31, 2024 and 2023, respectively. Additionally, we have access to other brokered deposit funding sources that we utilize as a source of additional liquidity. In addition to IntraFi, we utilize Wells Fargo, Piper Sandler, and Stonecastle to obtain brokered deposits, and as of December 31, 2024, the Company had $202.2 million sourced from these broker relationships.

The following table sets forth information regarding deposit categories of the Bank.

	2024
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands)
NOWs	$63,871	0.97%	4.22%
Money markets	583,158	4.77%	38.52%
Savings	66,369	1.13%	4.38%
Time deposits	442,664	4.31%	29.24%
Brokered CDs	170,454	5.30%	11.26%
Total interest-bearing deposits	1,326,516	4.32%
Non-interest bearing demand deposits	187,588		12.38%
Total deposits	$1,514,104		100.00%
Uninsured deposits at the end of the period	$642,730

	2023
	Average Balance	Yield/Rate	Percent of Total
	(Dollars in thousands)
NOWs	$86,932	1.58%	5.79%
Money markets	403,292	4.25%	26.84%
Savings	127,442	1.17%	8.48%
Time deposits	498,089	3.06%	33.15%
Brokered CDs	121,702	4.97%	8.10%
Total interest-bearing deposits	1,237,457	3.33%
Non-interest bearing demand deposits	265,148		17.65%
Total deposits	$1,502,605		100.00%
Uninsured deposits at the end of the period	$601,456

The following table indicates the amount of the Company’s certificates of deposit of $250,000 or more, and the portion that are in excess of the Federal Deposit Insurance ("FDIC") limit, by time remaining until maturity as of December 31, 2024.

Maturity Period	Certificates of Deposit	Portion in Excess of FDIC Insurance Limit
	(Dollars in thousands)
Within three months	$58,381	$39,381
Over three through six months	37,624	12,874
Over six through twelve months	37,705	24,955
Over twelve months	2,650	1,400
Total	$136,360	$78,610

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

Personnel

At December 31, 2024, the Bank had 99 full-time and 9 part-time employees.

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

As of December 31, 2024, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 13 of Notes to Consolidated Financial Statements.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of New York (“FHLBNY”) in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2024, the Bank was in compliance with this requirement.

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

Our IT department performs annual risk assessments to evaluate the effectiveness of the controls to support the requirements under Gramm-Leach Bliley Act ("GLBA"), and Federal Institutions Examination Council ("FFIEC") Guidance on Securing Customer Information. The focus areas include:

•technology systems used for information that is collected, processed, and stored;
•assessing internal and external cybersecurity threats and vulnerabilities;
•performing regular penetration and controls testing;
•evaluation and assessment of impact should the information or systems become compromised;
•evaluation for the effectiveness of the governance structure for Information security risk management.

Internal and external Penetration Testing is performed annually. Tests are conducted or reviewed by independent third parties or qualified Associates independent of those that develop or maintain the security program. Testing is performed annually by third party auditors contracted through the company's IT department. Management reviews test results promptly and ensures that appropriate steps are taken to address adverse test results. Remediation efforts are organized and made available to the Committee as well as for review by third party auditors and examiners.

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

During the fiscal year ended December 31, 2024, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

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
1817 E. Venango St.
Philadelphia, PA 19108

Item 3.    Legal Proceedings.

Information regarding legal proceedings is included in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the Nasdaq Capital Market under the trading symbol of "PKBK". The number of shareholders of record of common stock as of December 31, 2024, was approximately 223. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. As of March 11, 2024, there were 11,842,596 shares of our common stock issued and outstanding.

The Company paid a $0.18 per share quarterly common stock cash dividend during each quarter of 2024. During 2024, the Company paid a total of $8.6 million in common stock cash dividends.

The Company also has 325 shares of 6% non-Cumulative Series B Preferred Stock outstanding at December 31, 2024. The preferred stock has a liquidation preference of $1,000 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2024. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 44,720 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions.

The Company has recorded dividends on preferred stock in the approximate amount of $20,250 and $26,000 for the years ended December 31, 2024 and 2023, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for the years 2024 and 2023. During 2024, preferred stockholders converted 50 shares of preferred shares into 6,877 shares of common stock. The preferred stock qualifies, and is accounted, as equity securities and is included in the Company’s Tier I capital since issued.

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

Repurchases of the Company's Common Stock during the twelve months ended December 31, 2024 totaled 200,000 shares at an average price of $21.28. Set forth below is information regarding the Company's stock repurchases during the fiscal year ended December 31, 2024.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

August 1 - 31, 2024	50,001	$19.41	50,001	563,095
September 1 - 30, 2024	49,999	20.79	49,999	513,096
October 1 - 31, 2024	16,500	21.26	16,500	496,596
November 1 - 30, 2024	45,088	22.65	45,088	451,508
December 1 - 31, 2024	38,412	22.58	38,412	413,096
Total	200,000	$21.28	200,000

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

As of December 31, 2024, we had total assets of $2.14 billion, total liabilities of $1.84 billion, and total shareholders' equity of $300.1 million. Net income available to common shareholders for 2024 was $27.5 million. In 2024, net income available to common shareholders decreased 3.3% over the previous year primarily due to a decrease in net interest income, an increase in the provision for credit losses, and a decrease in non-interest income, partially offset by a decrease in non-interest expense. At December 31, 2024, total assets increased 5.9% and total equity increased 5.5%, compared to December 31, 2023. Our risk based tier 1 capital ratio was 21.2% at December 31, 2024. In addition, during the fiscal year ended December 31, 2024 we returned $8.6 million of capital to our common shareholders through cash dividends, and we repurchased 200,000 common stock shares at a total cost of $4.3 million.

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

Results of Operations

Net Income

We recorded net income available to common shareholders of $27.5 million or $2.30 per basic common share and $2.27 per diluted common share, for the year ended December 31, 2024, compared to $28.4 million, or $2.38 per basic common share and $2.35 per diluted common share, for the year ended December 31, 2023, a decrease of $0.9 million or 3.3%.

Net Interest Income

Net interest income decreased $5.5 million, or 8.6%, to $58.7 million for the year ended 2024 compared to $64.2 million for the year ended 2023. The decrease in net interest income was primarily due to an increase in interest expense of $17.9 million, partially offset by an increase in interest income of $12.4 million. Interest income for 2024 increased to $125.1 million, an increase of $12.4 million, or 11.0%, from $112.7 million for 2023, primarily due to an increase in interest and fees on loans of $11.8 million, or 11.1%. Interest and fees on loans increased during the year ended December 31, 2024, due to higher average outstanding loan balances and higher market interest rates. Interest expense increased to $66.4 million for 2024, from $48.5 million for 2023, an increase of $17.9 million, or 36.9%. The increase in interest expense was primarily due to an increase in market interest rates on deposit accounts at the Bank, as well as a change in the deposit mix. In addition, a decrease in non-interest bearing demand balances and an increase in interest-bearing deposit balances contributed to the increase in interest expense during the 2024 fiscal year..

Comparative Average Balances, Yields and Rates

The following table presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the years ended December 31, 2024 and 2023. Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans (1) (2)	$1,810,931	$117,834	6.51%	$1,782,055	$106,061	5.95%
Investment securities	23,679	1,042	4.40%	25,168	1,048	4.16%
Deposits with banks	124,037	6,237	5.03%	114,880	5,595	4.87%
Total interest-earning assets	1,958,647	$125,113	6.39%	1,922,103	$112,704	5.86%
Non-interest earning assets	65,939			78,253
Allowance for credit losses	(32,321)			(31,965)
Total assets	$1,992,265			$1,968,391
Liabilities and Equity
Interest bearing deposits
NOWs	$63,871	$618	0.97%	$86,932	$1,377	1.58%
Money markets	583,158	27,812	4.77%	403,292	17,120	4.25%
Savings	66,369	750	1.13%	127,442	1,486	1.17%
Time deposits	442,664	19,099	4.31%	498,089	15,232	3.06%
Brokered certificates of deposit	170,454	9,033	5.30%	121,702	6,044	4.97%
Total interest-bearing deposits	1,326,516	57,312	4.32%	1,237,457	41,259	3.33%
Borrowings	165,753	9,093	5.49%	170,093	7,231	4.25%
Total interest-bearing liabilities	1,492,269	$66,405	4.45%	1,407,550	$48,490	3.44%
Non-interest bearing deposits	187,588			265,148
Other liabilities	18,261			16,802
Total liabilities	1,698,118			1,689,500
Equity	294,147			278,891
Total liabilities and equity	$1,992,265			$1,968,391
Net interest income		$58,708			$64,214
Interest rate spread			1.94%			2.42%
Net interest margin			3.00%			3.34%

(1) Interest income includes $3.6 million and $3.8 million of net fee income for the years ended 2024 and 2023, respectively.
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

	Years ended December 31,
	2024 vs 2023
	Variance due to change in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(Dollars in thousands)
Interest Income:
Loans (net of deferred costs/fees)	$1,719	$10,054	$11,773
Investment securities	(62)	56	(6)
Deposits with banks	446	196	642
Total interest income	2,103	10,306	12,409
Interest Expense:
NOWs	(365)	(394)	(759)
Money markets	7,635	3,056	10,691
Savings	(712)	(24)	(736)
Time deposits	(1,695)	5,562	3,867
Brokered CDs	2,421	568	2,989
Borrowed funds	(185)	2,048	1,863
Total interest expense	7,099	10,816	17,915
Net interest income	$(4,996)	$(510)	$(5,506)

Provision for credit losses

Our provision for credit losses in each period is driven by net charge-offs and changes to the allowance for credit losses. We recorded a provision for credit losses of $0.7 million and a recovery for credit losses of $2.1 million in 2024 and 2023, respectively. The provision (recovery) for credit losses as a percentage of interest income was 0.58% and 1.82% in 2024 and 2023, respectively.
Our provision for credit losses increased by $2.8 million in 2024 compared to 2023 primarily as a result of an increase in outstanding loan balances, partially offset by a decrease in loss rates. Additionally, the provision for unfunded commitments contributed to $369.0 thousand of the increase. For more information about our provision and allowance for credit losses and our loss experience, see “Risk Management and Asset Quality-Allowance for Credit Losses” and NOTE 4. Loans and Allowance for Credit Losses in the Notes to the Consolidated Financial Statements.

Non-interest Income

The table below shows the components of non-interest income for the years ended December 31, 2024 and 2023.

	2024	2023	$ Change	% Change
	(Dollars in thousands)
Service fees on deposit accounts	$1,387	$3,872	$(2,485)	(64.2)%
Other Loan fees	849	851	(2)	(0.2)%
Bank owned life insurance income	655	737	(82)	(11.1)%
Gain on sale of SBA loans	23	—	23	100.0%
Gain on sale and valuation adjustments of OREO	—	38	(38)	(100.0)%
Other	1,387	1,194	193	16.2%
Total non-interest income	$4,301	$6,692	$(2,391)	(35.7)%

Non-interest income decreased by $2.4 million to $4.3 million during the year ended December 31, 2024 compared to 2023, primarily due to a decrease in fee income related to cannabis related business deposit fees and other loan fees.
The fee income for the year ended December 31, 2024 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $1.1 million and is included in service fees on deposit accounts in the accompanying consolidated statements of income. Such deposit fee income totaled $3.4 million during the year ended December 31, 2023. Please refer to Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for our banking services to customers who do business in the cannabis industry.

Non-Interest Expense

The following table displays the components of non-interest expense for 2024 and 2023.

	2024	2023	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$12,768	$12,340	$428	3.5%
Professional services	2,730	2,328	402	17.3%
Occupancy and equipment	2,598	2,604	(6)	(0.2)%
Data processing	1,366	1,385	(19)	(1.4)%
FDIC insurance and other assessments	1,306	1,292	14	1.1%
OREO expense	835	839	(4)	(0.5)%
Other operating expense	4,381	14,479	(10,098)	(69.7)%
Total non-interest expense	$25,984	$35,267	$(9,283)	(26.3)%

Non-interest expense decreased $9.3 million to $26.0 million for the year ended December 31, 2024, from $35.3 million for 2023 primarily due to a decrease in other operating expense of $10.1 million, partially offset by an increase in compensation and benefits of $0.4 million, and an increase in professional services of $0.4 million. The decrease in other operating expense was primarily driven from the recognition of a one-time contingent loss during 2023 of $9.5 million. The increase in compensation and benefits during the year ended December 31, 2024, was primarily due to a $0.4 million increase in salaries, and a $0.2 million decrease in deferred loan origination costs attributable to a reduction in the number of loans originated, partially offset by a $0.2 million decrease in SERP expense. The increase in professional fees of $0.4 million was primarily due to a $0.7 million increase in consulting fees attributed to our Bank Secrecy Act compliance, partially offset by a decrease of $0.3 million decrease in legal expense.

Income Tax

Income tax expense decreased $0.4 million to $8.8 million on income before taxes of $36.3 million for 2024, compared to income tax expense of $9.2 million on income before taxes of $37.7 million for 2023. The effective income tax rates for 2024 and 2023 were 24.2% and 24.5%, respectively.

Financial Condition
General
At December 31, 2024, the Company’s total assets were $2.14 billion, an increase of $118.7 million or 5.9%, from December 31, 2023. The increase in total assets was primarily attributable to an increase in cash and cash equivalents and total loans outstanding. Cash and cash equivalents increased $41.2 million, to $221.5 million at December 31, 2024. Total loans outstanding increased $80.8 million at December 31, 2024, primarily due to an increase in residential multi-family loans of $71.4 million, and commercial owner-occupied loans of $18.7 million, partially offset by a decrease in construction loans of $8.2 million.

Total liabilities were $1.84 billion at December 31, 2024. This represented a $103.0 million, or 5.9%, increase from $1.74 billion at December 31, 2023. The increase in total liabilities was primarily due to an increase in deposits. Total deposits increased $78.2 million, or 5.0%, to $1.63 billion at December 31, 2024, from $1.55 billion at December 31, 2023. Deposits from the cannabis industries increased to $151.9 million at December 31, 2024, from $96.7 million at December 31, 2023. Total borrowings were $188.3 million at December 31, 2024, an increase of $20.2 million, compared to December 31, 2023, primarily due to an increase in FHLB advances of $20.0 million.
Total equity was $300.1 million and $284.3 million at December 31, 2024 and December 31, 2023, respectively, an increase of $15.8 million from December 31, 2023.
The following table presents certain key condensed balance sheet data as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	$ Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$221,527	$180,376	$41,151	22.8%
Investment securities	14,760	16,387	(1,627)	(9.9)%
Loans, net of unearned income	1,868,153	1,787,340	80,813	4.5%
Allowance for credit losses	(32,573)	(31,845)	(728)	2.3%
Total assets	2,142,236	2,023,500	118,736	5.9%
Total deposits	1,631,050	1,552,827	78,223	5.0%
FHLBNY borrowings	145,000	125,000	20,000	16.0%
Subordinated debt	43,300	43,111	189	0.4%
Total liabilities	1,842,163	1,739,183	102,980	5.9%
Total equity	300,073	284,317	15,756	5.5%
Total liabilities and equity	2,142,236	2,023,500	118,736	5.9%
Cash and cash equivalents

Cash and cash equivalents increased $41.2 million to $221.5 million at December 31, 2024, from $180.4 million at December 31, 2023, an increase of 22.8%. The increase was mainly due to an increase in deposits and borrowings, partially offset by an increase in loans.

Investment securities

Total investment securities decreased to $14.8 million at December 31, 2024, from $16.4 million at December 31, 2023, a decrease of $1.6 million or 9.9%. The decrease was primarily due to pay downs of $1.8 million, partially offset by a $0.1 million valuation increase.

Loans, net unearned income

Loans receivable increased to $1.87 billion at December 31, 2024, from $1.79 billion at December 31, 2023. The increase was primarily due to an increase in residential multi-family loans of $71.4 million, and commercial owner-occupied loans of $18.7 million, partially offset by a decrease in construction loans of $8.2 million.

Allowance for credit losses

Allowance for credit losses increased $0.4 million, to $32.6 million, or 1.38%, at December 31, 2024, from $32.1 million at December 31, 2023. The increase was primarily due to an increase in the portfolio balance, partially offset by a decrease in historical loss rates.

Deposits

At December 31, 2024, the Bank’s total deposits increased to $1.63 billion from $1.55 billion at December 31, 2023, an increase of $78.2 million, or 5.0%. The increase in deposits was primarily attributed to an increase in time deposits of $108.1 million, and money market deposits of $48.4 million, partially offset by a decrease in non-interest bearing demand deposits of $48.2 million, and savings deposits of $27.6 million. Deposits from the cannabis businesses increased to $151.9 million at December 31, 2024, from $96.7 million at December 31, 2023, an increase of $55.2 million.

Borrowings

At December 31, 2024, total borrowings increased $20.2 million to $188.3 million at December 31, 2024, from $168.1 million at December 31, 2023. The increase in borrowings was primarily due to an increase in FHLBNY advances of $20.0 million.

Equity

Total shareholders’ equity increased to $300.1 million at December 31, 2024, from $284.3 million at December 31, 2023, an increase of $15.8 million or 5.5%. The increase in total shareholders' equity was primarily due to the retention of earnings from the period, partially offset by the recognition of $8.6 million of cash dividend, and repurchases of shares of the Company's common stock in the amount of $4.3 million during the year ended December 31, 2024.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At December 31, 2024, our cash position was $221.5 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source. The Bank joined the IntraFi network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of December 31, 2024, the Company has $13.5 million of brokered deposits from IntraFi. Additionally, we have access to other brokered deposit funding sources that we utilize as a source of additional liquidity. In addition to IntraFi, we utilize Wells Fargo, Piper Sandler, and Stonecastle to obtain brokered deposits, and as of December 31, 2024, the Company had $202.2 million sourced from these broker relationships. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). During 2024, the Company reallocated a portion of its eligible collateral from the FHLBNY to the FRB discount window in order to diversify its borrowing capabilities. At December 31, 2024, the Company had a $740.5 million line of credit from the FHLBNY, of which $145.0 million was outstanding, $50.0 million was a letter of credit to secure public deposits, and $545.5 million was unused. As of December 31, 2024, the Company had a borrowing capacity through the FRB discount window of $252.0 million. There were no outstanding balances with the FRB as of December 31, 2024.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At December 31, 2024, the Company's investment securities portfolio classified as available for sale was $5.6 million.

We had unused loan commitments of $122.5 million at December 31, 2024. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Capital Adequacy
Consistent with the goal to operate a sound and profitable financial organization, the Company and Bank actively seeks to maintain their status as well-capitalized in accordance with regulatory standards. As of December 31, 2024, the Company and the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our Consolidated Financial Statements for more information about the Company's and the Bank's regulatory capital compliance.

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

The interest rate sensitivity position as of December 31, 2024 is presented in the following table. Assets and liabilities are scheduled based on maturity or re-pricing data except for mortgage loans and mortgage-backed securities, which are based on prevailing prepayment assumptions and expected maturities and deposits which are based on recent retention experience of core deposits. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

	As of December 31, 2024
	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 3 Years	Over 3 Years Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$283,271	$446,949	$785,851	$212,231	$49,112	$1,777,414
Investment securities	8,127	1,442	3,676	4,049	7,272	24,566
Cash and cash equivalents	167,659	—	—	—	—	167,659
Total interest-earning assets	$459,057	$448,391	$789,527	$216,280	$56,384	$1,969,639
Interest-bearing liabilities:
NOW, Saving and Money market deposits	$33,543	$100,627	$345,578	$203,450	$30,370	$713,568
Retail time deposits	153,882	257,720	35,947	2,937	—	450,486
Brokered time deposits	106,692	49,150	742	—	—	156,584
Borrowed funds	43,403	—	95,000	—	30,000	168,403
Total interest-bearing liabilities	$337,520	$407,497	$477,267	$206,387	$60,370	$1,489,041
Interest rate sensitive gap	$121,537	$40,894	$312,260	$9,893	$(3,986)	$480,598
Cumulative interest rate gap	$121,537	$162,431	$474,691	$484,584	$480,598	$—
Ratio of rate-sensitive assets to rate-sensitive liabilities	136.0%	110.0%	165.4%	104.8%	93.4%	132.3%
Cumulative interest sensitivity gap to total assets	5.7%	7.6%	22.2%	22.6%	22.4%	—
(1) Loan balances exclude non-accruing loans, deferred fees and costs, and loan discounts.

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
Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At December 31, 2024 and December 31, 2023, unused commitments to extend credit amounted to approximately $122.5 million and $93.8 million, respectively. Commitments to fund fixed-rate loans were immaterial at December 31, 2024. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition of the Company.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2024 and December 31, 2023, standby letters of credit with customers were $0.6 million and $1.5 million, respectively.
At December 31, 2024, we had contractual obligations primarily relating to commitments to extend credits, deposits, secured and unsecured borrowings, and operating leases. We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Please refer to Notes 6, 7, 9, and 15 of the Notes to the Consolidated Financial Statements for detailed information regarding our contractual obligations.

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

Our determination of the allowance for credit losses is based on periodic evaluations of the loan and lease portfolios and other relevant factors, broken down into vintage based on year of origination. These critical estimates include significant use of our own historical data and other qualitative, and quantitative data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. Our allowance for credit losses is comprised of two components, a specific allowance and a general calculation. A specific allowance is calculated for loans and leases that do not share similar risk characteristics with other financial assets, and include collateral dependent loans. A loan is considered to be collateral dependent when foreclosure of the underlying collateral is probable. Parke has elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty. The general based component covers loans and leases on which there are expected credit losses that are not yet individually identifiable. The allowance calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, projected industry outlook, and economic conditions. One key assumption in the vintage model is the underlying prepayment speeds, which is derived by the average loan life within the various pools. To provide a sensitivity of the impact to the ACL estimate, management adjusted the average lives of the vintage pools, by both increasing and decreasing the prepayment speeds by 20%, which provided an estimated range of impact between $0.9 million for a lower prepayment speed and $(1.2) million for a higher prepayment speed. This range was deemed immaterial to the overall ACL reserve balance.

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

Not applicable

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parke Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter
The Company’s loan portfolio totaled $1.9 billion as of December 31, 2024, and the associated ACL was $32.6 million. As discussed in Notes 1 and 4 to the financial statements, the calculation of the ACL requires significant judgment about the expected future losses, which is based on a base loss projection determined through a historical vintage loss rate analysis, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the base loss projection to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period. The qualitative adjustments include analysis of items related to economic conditions, credit quality indicators within the loan portfolio, and other internal and external factors.

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

How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:

–Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

–Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

–Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company's historical loss data.

–Evaluating the directional consistency and reasonableness of management's conclusions regarding basis points applied (whether positive or negative) based on the trends identified in the underlying data.

–Testing the mathematical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company’s auditor since 2022.
/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 12, 2025

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2024 and 2023
(Dollars in thousands except per share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$4,624	$12,716
Interest earning deposits with banks	216,903	167,660
Cash and cash equivalents	221,527	180,376
Investment securities available for sale, at fair value	5,551	7,095
Investment securities held to maturity, net of allowance for credit losses of $0 at December 31, 2024 and 2023 (fair value of $7,492 at December 31, 2024 and $7,892 at December 31, 2023)	9,209	9,292
Total investment securities	14,760	16,387
Loans, net of unearned income	1,868,153	1,787,340
Less: Allowance for credit losses	(32,573)	(32,131)
Net loans	1,835,580	1,755,209
Accrued interest receivable	9,659	8,555
Premises and equipment, net	5,316	5,579
Restricted stock	8,619	7,636
Bank owned life insurance (BOLI)	29,070	28,415
Deferred tax asset	9,113	9,262
Other real estate owned (OREO)	1,562	1,550
Other assets	7,030	10,531
Total Assets	$2,142,236	$2,023,500
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$184,037	$232,189
Interest-bearing deposits	1,447,013	1,320,638
Total deposits	1,631,050	1,552,827
FHLBNY borrowings	145,000	125,000
Subordinated debentures	43,300	43,111
Accrued interest payable	7,968	4,146
Accrued expenses and other liabilities	14,845	14,099
Total liabilities	1,842,163	1,739,183
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares and 375 shares outstanding at December 31, 2024 and 2023, respectively	325	375
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,313,489 shares and 12,240,821 shares at December 31, 2024 and 2023, respectively	1,231	1,224
Additional paid-in capital	137,784	136,700
Retained earnings	168,347	149,437
Accumulated other comprehensive loss	(337)	(404)
Treasury stock, 484,522 shares and 284,522 shares at December 31, 2024 and 2023, respectively, at cost	(7,277)	(3,015)
Total shareholders’ equity	300,073	284,317
Total liabilities and shareholders' equity	$2,142,236	$2,023,500

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2024 and 2023
(Dollars in thousands except per share data)

	December 31, 2024	December 31, 2023
Interest income:
Interest and fees on loans	$117,834	$106,061
Interest and dividends on investments	1,042	1,048
Interest on deposits with banks	6,237	5,595
Total interest income	125,113	112,704
Interest expense:
Interest on deposits	57,312	41,259
Interest on borrowings	9,093	7,231
Total interest expense	66,405	48,490
Net interest income	58,708	64,214
Provision for (recovery of) credit losses	728	(2,051)
Net interest income after provision for (recovery of) credit losses	57,980	66,265
Non-interest income
Service fees on deposit accounts	1,387	3,872
Other loan fees	849	851
Bank owned life insurance income	655	737
Gain on sale of SBA loans	23	—
Net gain on OREO	—	38
Other	1,387	1,194
Total non-interest income	4,301	6,692
Non-interest expense
Compensation and benefits	12,768	12,340
Professional services	2,730	2,328
Occupancy and equipment	2,598	2,604
Data processing	1,366	1,385
FDIC insurance and other assessments	1,306	1,292
OREO expense	835	839
Other operating expense	4,381	14,479
Total non-interest expense	25,984	35,267
Income before income tax expense	36,297	37,690
Income tax expense	8,785	9,228
Net income attributable to Company	27,512	28,462
Less: Preferred stock dividend	(20)	(26)
Net income available to common shareholders	$27,492	$28,436
Earnings per common share
Basic	$2.30	$2.38
Diluted	$2.27	$2.35
Weighted average common shares outstanding
Basic	11,954,483	11,945,740
Diluted	12,139,451	12,137,052

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024 and 2023

	For the Year ended December 31,
	2024	2023
	(Dollars in thousands)
Net income	$27,512	$28,462
Unrealized gains on investment securities, net of reclassification into income:
Unrealized gains on available for sale securities	90	165
Tax impact on unrealized gain	(23)	(43)
Total other comprehensive gain	67	122
Comprehensive income attributable to the Company	$27,579	$28,584

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2024 and 2023
(Dollars in thousands except share data)
	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, December 31, 2022	445	$445	12,225,097	$1,223	$136,201	$131,706	$(526)	$(3,015)	$266,034
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(2,102)	—	—	(2,102)
Net income	—	—	—	—	—	28,462	—	—	28,462
Stock compensation issued/exercised	—	—	6,096	—	33	—	—	—	33
Preferred stock shares conversion	(70)	(70)	9,628	1	69	—	—	—	—
Other comprehensive gain	—	—	—	—	—	—	122	—	122
Stock compensation expense	—	—	—	—	397	—	—	—	397
Dividend on preferred stock ($60.00 per share)	—	—	—	—	—	(26)	—	—	(26)
Dividend on common stock ($0.72 per share)	—	—	—	—	—	(8,603)	—	—	(8,603)
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income	—	—	—	—	—	27,512	—	—	27,512
Stock compensation issued/exercised	—	—	65,791	7	699	—	—	—	706
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Treasury stock purchase (200,000 shares)	—	—	—	—	—	—	—	(4,262)	(4,262)
Other comprehensive gain	—	—	—	—	—	—	67	—	67
Stock compensation expense	—	—	—	—	336	—	—	—	336
Dividend on preferred stock ($60.00 per share)	—	—	—	—	—	(20)	—	—	(20)
Dividend on common stock ($0.72 per share)	—	—	—	—	—	(8,582)	—	—	(8,582)
Balance, December 31, 2024	325	$325	12,313,489	$1,231	$137,784	$168,347	$(337)	$(7,277)	$300,073

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2024 and 2023
(Dollars in thousands)

	2024	2023
Cash Flows from Operating Activities
Net income	$27,512	$28,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571	464
Provision for (recovery of) credit losses	728	(2,051)
Increase in value of bank-owned life insurance	(655)	(736)
Gain on sale of SBA loans	(23)	—
SBA loans originated for sale	(300)	—
Proceeds from sale of SBA loans originated for sale	323	—
Net gain on OREO	—	(38)
Net accretion of purchase premiums and discounts on securities	(45)	(37)
Stock based compensation	336	397
Decrease in deferred income tax	126	595
Net changes in:
Decrease (increase) in accrued interest receivable and other assets	2,385	(4,955)
Increase in accrued interest payable and other accrued liabilities	4,200	917
Net cash provided by operating activities	35,158	23,018
Cash Flows from Investing Activities
Repayments and maturities of investment securities available for sale	1,614	2,412
Repayments and maturities of investment securities held to maturity	148	147
Net increase in loans	(80,731)	(35,986)
(Purchases) sales of bank premises and equipment	(119)	105
Proceeds from sale of OREO, net	—	161
Proceeds from bank owned life insurance policy	—	466
Redemptions of restricted stock	7,213	10,819
Purchases of restricted stock	(8,196)	(13,016)
Net cash used in investing activities	(80,071)	(34,892)
Cash Flows from Financing Activities
Cash dividends	(8,602)	(8,629)
Proceeds from exercise of stock options	706	33
Treasury stock purchase	(4,262)	—
Conversion of Series B preferred stock	(1)	—
Increase (decrease) in FHLBNY short-term borrowings	95,000	(53,150)
(Decrease) increase in FHLBNY long-term borrowings	(75,000)	95,000
Net decrease in noninterest-bearing deposits	(48,152)	(120,357)
Net increase in interest-bearing deposits	126,375	97,203
Net cash provided by financing activities	86,064	10,100
Increase (decrease) in cash and cash equivalents	41,151	(1,774)
Cash and Cash Equivalents, January 1,	180,376	182,150
Cash and Cash Equivalents, December 31,	$221,527	$180,376

Supplemental Disclosure of Cash Flow Information:
Interest paid	$62,583	$47,008
Income taxes paid	$4,542	$14,677

Non-cash Investing and Financing Items
Loans transferred to OREO	$—	$123
Accrued dividends payable	$2,141	$2,158

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. We have reclassified certain prior year amounts to conform to the 2024 presentation, which did not have a material impact on our consolidated financial condition or results of operations. The accounting policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

Investment Securities: Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity if we have the positive intent and ability to hold the securities to maturity. We report securities held to maturity on our consolidated balance sheets at carrying value, which generally equals amortized cost. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. Debt securities not classified as held to maturity or trading are designated as securities available for sale ("AFS") and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We did not have any securities classified as trading securities during 2024 or 2023.

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

The qualitative allowance component is based on general economic conditions and other qualitative risk factors both internal and external to the Company. It is generally determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's lending policies, procedures and internal controls; (iii) volume and severity of loan credit quality; (iv) nature and volume of portfolio and term of loans (v) the composition and concentrations of credit; (vi) the effectiveness of the internal loan review system;(vii) national and local economic trends and conditions, and industry conditions; and (viii) the valuation of loan collateral assessed by regional home valuation indexes. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, high-moderate, moderate, low-moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

The Company has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is generally reversed against interest income. Accrued interest receivable, including loan and investment security, at December 31, 2024 and 2023 was $9.7 million and $8.6 million, respectively.

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

Individually Assessed Loans and Leases: A loan or lease is measured individually if it does not share similar risk characteristics with other financial assets. For Parke, loans and leases which are identified to be individually assessed under the Current Expected Credit Loss ("CECL") model typically are those that are on non-accrual at the reporting date, and include collateral dependent loans.

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

Allowance for Credit Losses on Held to Maturity Securities: Parke measures expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required

Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At December 31, 2024 and 2023, accrued interest receivable on held-to-maturity debt securities was $12.7 thousand and $12.9 thousand, respectively.

Allowance for Credit Losses on Available for Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to non-interest income in the Consolidated Statements of Income.

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

Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At December 31, 2024 and 2023, accrued interest receivable on available-for-sale securities was $13.9 thousand and $17.5 thousand, respectively.

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

Other Real Estate Owned (“OREO”): Real estate acquired through foreclosure or other proceedings is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for credit losses. Costs of improving OREO are capitalized to the extent that the carrying value does not exceed its fair value less estimated selling costs. Subsequent valuation adjustments, declines, if any, are recognized as a charge against current earnings. Holding costs are charged to expense. Gains and losses on sales are recognized in non-interest income as they occur.

Bank-owned life insurance (“BOLI”): Policies insure the lives of officers and team members of the Company and name the Company as beneficiary. Non-interest income is generated tax free (subject to certain limitations) from the increase in value of the policies’ underlying investments made by the insurance company. Cash proceeds received from the settlement of the BOLI policies are generally tax-free and can be used to partially offset costs associated with employee compensation and benefit programs.

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

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2024 and 2023, respectively. The Company does not have an accrual for uncertain tax positions as of December 31, 2024 and 2023, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. All years after 2020 are open under the original federal statute of limitations. For state tax returns, the Company is subject to income tax examinations by local tax authorities for years 2020 and after, except for the State of New Jersey which is still subject to income tax examinations for years 2019 and after.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our most significant estimates pertain to our allowances for credit losses, fair value measurements, individually evaluated loans, the carrying value of OREO, and the valuation of deferred income taxes. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

Segment Reporting: The Company operates one reportable segment of business, “community banking”. Through its community banking segment, the Company provides a broad range of retail and community banking services. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies.

The Company's chief operating decision maker ("CODM") is the President, Chief Executive Officer and Director, who decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents segment profit and significant expenses.

Community Banking Segment
(Dollars in thousands)
	December 31, 2024	December 31, 2023
Total interest income	$125,113	$112,704
Total interest expense	66,405	48,490
Provision for credit losses	728	-2051
Net interest income after provision for credit losses	57,980	66,265

Total non-interest income	4,301	6,692
Total non-interest expense	25,984	35,267
Income before income tax expense	36,297	37,690
Income tax expense	8,785	9,228
Net income attributable to the Company	$27,512	$28,462
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$27,512	$28,462

Other Comprehensive Income: Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income, including unrealized gains and losses on available for sale securities.

For the years ended December 31, 2024 and 2023, we did not reclassify any amounts from accumulated other comprehensive income to income. The following table provides the components of other comprehensive income, reclassifications to net income and the related tax effect for the years ended December 31, 2024 and 2023:

Year ended December 31,	2024	2023
	(Dollars in thousands)
Investment securities:
Net unrealized gain	$90	$165
Tax effect related to the unrealized gain	(23)	(43)
Accumulated other comprehensive income	$67	$122

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share considers common stock equivalents (when dilutive) outstanding during the period such as options outstanding and convertible preferred stock. To the extent that stock equivalents are anti-dilutive, they have been excluded from the earnings per share calculation. Earnings per common share have been computed based on the following for the years ended December 31, 2024 and 2023:

	2024	2023
	(Dollars in thousands, except per share data)
Basic earnings per common share
Net income available to common shareholders	$27,492	$28,436
Basic weighted-average common shares outstanding	11,954,483	11,945,740
Basic earnings per common share	$2.30	$2.38
Diluted earnings per common share
Net income available to common shareholders	$27,492	$28,436
Dividend on Preferred Series B	20	26
Net income attributable to diluted common shares	$27,512	$28,462
Basic weighted-average common shares outstanding	11,954,483	11,945,740
Dilutive potential common shares	184,968	191,312
Total diluted weighted-average common shares outstanding	12,139,451	12,137,052
Diluted earnings per common share	$2.27	$2.35

For the years ended December 31, 2024 and 2023, there were 283,441 and 330,536 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.
Statement of Cash Flows: Cash and cash equivalents include cash and due from financial institutions and federal funds sold. For the purposes of the statement of cash flows, changes in loans and deposits are shown on a net basis.

Recently Issued Accounting Pronouncements:

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company does not expect the application of this guidance to have a material impact on the Consolidated Financial Statements.

Accounting Pronouncements Adopted in 2024

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption is required retrospectively to all prior periods presented in the financial statements. The implementation of this guidance did not have a material impact on the Consolidated Financial Statements.

Note 2.  Cash and Due from Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services. Management is responsible for assessing the credit risk of its correspondent banks. At December 31, 2024 and 2023, the vast majority of the Company's cash deposits with other banks were due from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of New York.

Note 3.  Investment Securities

The following is a summary of the Company's investments in available for sale and held to maturity securities as of December 31, 2024 and 2023:

As of December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Credit Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,005	$2	$456	$5,551	$—
Total available for sale	$6,005	$2	$456	$5,551	$—

Held to maturity:
States and political subdivisions	$3,953	$3	$515	$3,441	$—
Residential mortgage-backed securities	5,256	—	1,205	4,051	—
Total held to maturity	$9,209	$3	$1,720	$7,492	$—

As of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Credit Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$7,639	$3	$547	$7,095	$—
Total available for sale	$7,639	$3	$547	$7,095	$—

Held to maturity:
States and political subdivisions	$3,886	$38	$384	$3,540	$—
Residential mortgage-backed securities	5,406	—	1,054	4,352	—
Total held to maturity	$9,292	$38	$1,438	$7,892	$—

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of December 31, 2024, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,117	1,997
Due after five years through ten years	727	681
Due after ten years	3,161	2,873
Total available for sale	$6,005	$5,551

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,481	1,483
Due after five years through ten years	1,507	1,204
Due after ten years	6,221	4,805
Total held to maturity	$9,209	$7,492

Expected maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalty.

During the year ended December 31, 2024 and 2023, the Company did not sell any investment securities.

The following tables show the gross unrealized losses and fair value of the Company's available for sale securities which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023.

As of December 31, 2024	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$80	$1	$4,973	$455	$5,053	$456
Total available for sale	$80	$1	$4,973	$455	$5,053	$456

As of December 31, 2023	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$25	$—	$6,870	$547	$6,895	$547
Total available for sale	$25	$—	$6,870	$547	$6,895	$547

The Company’s unrealized loss for the available for sale securities is comprised of 8 securities in the less than 12 months loss position and 14 securities in the 12 months or greater loss position at December 31, 2024. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be a credit loss at December 31, 2024.

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

Note 4.  Loans Receivable and Allowance for Credit Losses

Loans Receivable

As of December 31, 2024, the Company had $1.87 billion in loans receivable outstanding. Outstanding balances include $1.8 million and $2.7 million at December 31, 2024 and 2023, respectively, for net deferred loan costs, and unamortized discounts.

The portfolios of loans receivable at December 31, 2024, and December 31, 2023, consist of the following, by portfolio segment:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Commercial and Industrial	$35,381	$35,451
Construction	149,346	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	160,441	141,742
Commercial – Non-owner Occupied	371,298	369,909
Residential – 1 to 4 Family	447,880	449,682
Residential - 1 to 4 Family Investment	524,167	524,167
Residential – Multifamily	174,756	103,324
Consumer	4,884	5,509
Total Loan receivable	1,868,153	1,787,340
Allowance for credit losses on loans	(32,573)	(32,131)
Total loan receivable, net of allowance for credit losses on loans	$1,835,580	$1,755,209

An age analysis of past due loans by class at December 31, 2024 and December 31, 2023 as follows:

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$684	$684	$34,697	$35,381
Construction	—	—	1,091	1,091	148,255	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	160,041	160,441
Commercial – Non-owner Occupied	—	—	5,485	5,485	365,813	371,298
Residential – 1 to 4 Family	223	362	2,883	3,468	444,412	447,880
Residential - 1 to 4 Family Investment	—	454	1,609	2,063	522,104	524,167
Residential – Multifamily	—	—	—	—	174,756	174,756
Consumer	34	—	—	34	4,850	4,884
Total Loans	$257	$816	$12,152	$13,225	$1,854,928	$1,868,153

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$712	$712	$34,739	$35,451
Construction	—	—	1,091	1,091	156,465	157,556
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	1,117	1,117	140,625	141,742
Commercial – Non-owner Occupied	—	1,549	3,107	4,656	365,253	369,909
Residential – 1 to 4 Family	58	1,793	1,211	3,062	446,620	449,682
Residential - 1 to 4 Family Investment	—	440	—	440	523,727	524,167
Residential – Multifamily	—	—	—	—	103,324	103,324
Consumer	66	—	—	66	5,443	5,509
Total Loans	$124	$3,782	$7,238	$11,144	$1,776,196	$1,787,340

The following table provides the amortized cost of loans on nonaccrual status:

	December 31, 2024
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$684	$684	$—	$684
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,389	3,806	5,195	290	5,485
Residential - 1 to 4 Family	2,048	746	2,794	89	2,883
Residential - 1 to 4 Family Investment	1,609	—	1,609	—	1,609
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,537	$5,236	$11,773	$379	$12,152

	December 31, 2023
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$277	$435	$712	$—	$712
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	717	400	1,117	—	1,117
Commercial - Non-owner Occupied	3,107	—	3,107	—	3,107
Residential - 1 to 4 Family	1,211	—	1,211	—	1,211
Residential - 1 to 4 Family Investment	—	—	—	—	—
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,403	$835	$7,238	$—	$7,238

Allowance For Credit Losses (ACL)
We maintain the ACL at a level that we believe to be appropriate to absorb estimated credit losses in the loan portfolios as of the balance sheet date.

The following tables present the information regarding the allowance for credit losses and associated loan data by portfolio segment under the CECL model:

	Twelve Months Ended December 31, 2024
As of December 31, 2024			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
December 31, 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	28	—	1	—	—	—	—	74	103
Provisions (benefits)	143	(310)	75	(808)	105	49	1,154	(48)	360
Ending Balance December 31 2024	$1,097	$3,037	$1,871	$6,300	$9,166	$8,832	$2,203	$67	$32,573

The increase in allowance for credit losses for residential multifamily is primarily due to an increase in the loan balance during the year, as well as an increase in the qualitative factor due to the increased volume of the portfolio. The decrease in construction is due to a decrease in the loan balance during the year, as well as a decrease in the qualitative factor due to the decrease in volume, as well as a decrease in the vintage loss factor due to amortization of prior year losses. The decrease in commercial non-owner occupied is due to a decrease in the qualitative factor due to a reduction in the problem loan balance, and a decrease in the vintage loss factor due to the amortization of prior year losses.

	Twelve Months Ended December 31, 2023
As of December 31, 2023			Real Estate Mortgage
(Dollars in thousands)	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
December 31, 2022	$390	$2,581	$2,298	$9,709	$6,076	$9,381	$1,347	$63	$31,845
Impact of adoption ASC 326	168	1,899	(171)	(951)	1,782	(794)	(128)	53	1,858
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	15	—	3	—	—	—	—	—	18
Provisions	353	(1,133)	(335)	(1,650)	1,203	196	(170)	(54)	(1,590)
Ending Balance December 31 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131

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

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2024:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$684	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	5,195	—	—
Residential - 1 to 4 Family	2,794	—	—
Residential - 1 to 4 Family Investment	1,609	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$11,773	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2024 and 2023.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$1,351	$4,231	$654	$6	$658	$6,213	$21,584	$34,697
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	407	—	—	—	277	684
Doubtful	—	—	—	—	—	—	—	—
	$1,351	$4,231	$1,061	$6	$658	$6,213	$21,861	$35,381
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$315	$1,800	$—	$193	$—	$145,947	$148,255
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$315	$1,800	$—	$193	$1,091	$145,947	$149,346
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$21,893	$33,293	$34,831	$11,942	$6,705	$48,946	$2,431	$160,041
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$21,893	$33,293	$34,831	$11,942	$6,705	$49,346	$2,431	$160,441
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$38,697	$15,635	$75,261	$31,460	$23,780	$153,027	$16,494	$354,354

OAEM	—	—	—	—	—	11,459	—	11,459
Substandard	—	—	—	—	249	4,946	290	5,485
Doubtful	—	—	—	—	—	—	—	—
	$38,697	$15,635	$75,261	$31,460	$24,029	$169,432	$16,784	$371,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$48,704	$53,018	$108,691	$56,027	$29,580	$145,467	$3,510	$444,997
Nonperforming	—	644	375	—	602	1,262	—	2,883
	$48,704	$53,662	$109,066	$56,027	$30,182	$146,729	$3,510	$447,880
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$58,772	$79,266	$127,600	$103,343	$44,301	$109,276	$—	$522,558
Nonperforming	—	995	614	—	—	—	—	$1,609
	$58,772	$80,261	$128,214	$103,343	$44,301	$109,276	$—	$524,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Nonperforming	—	—	—	—	—	—	—	—
	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

Total Loan Receivable	$176,434	$192,338	$443,151	$228,189	$115,219	$522,571	$190,251	$1,868,153

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and Industrial
Pass	$4,724	$1,269	$87	$759	$598	$7,154	$20,148	$34,739
OAEM	—	—	—	—	—	—	—	—
Substandard	—	435	—	—	—	—	277	712
Doubtful	—	—	—	—	—	—	—	—
	$4,724	$1,704	$87	$759	$598	$7,154	$20,425	$35,451
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$323	$3,335	$4,499	$195	$—	$—	$148,113	$156,465
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$323	$3,335	$4,499	$195	$—	$1,091	$148,113	$157,556
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$19,842	$36,030	$21,536	$7,104	$8,346	$45,249	$2,518	$140,625
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,117	—	1,117
Doubtful	—	—	—	—	—	—	—	—
	$19,842	$36,030	$21,536	$7,104	$8,346	$46,366	$2,518	$141,742
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$19,123	$93,805	$37,002	$33,316	$54,484	$112,471	$1,180	$351,381
OAEM	—	—	—	—	—	15,421	—	15,421
Substandard	—	—	—	250	2,586	271	—	3,107
Doubtful	—	—	—	—	—	—	—	—
	$19,123	$93,805	$37,002	$33,566	$57,070	$128,163	$1,180	$369,909
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$58,358	$117,044	$61,580	$33,037	$25,623	$148,124	$4,705	$448,471
Nonperforming	155	—	—	285	771	—	—	1,211
	$58,513	$117,044	$61,580	$33,322	$26,394	$148,124	$4,705	$449,682
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$87,734	$138,884	$116,487	$50,119	$54,576	$76,367	$—	$524,167
Nonperforming	—	—	—	—	—	—	—	—
	$87,734	$138,884	$116,487	$50,119	$54,576	$76,367	$—	$524,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$2,292	$23,030	$27,006	$12,159	$9,989	$28,848	$—	$103,324
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$2,292	$23,030	$27,006	$12,159	$9,989	$28,848	$—	$103,324
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer

Performing	$—	$—	$—	$—	$—	$5,493	$16	$5,509
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,493	$16	$5,509
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$192,551	$413,832	$268,197	$137,224	$156,973	$441,606	$176,957	$1,787,340

Modifications to Borrowers Experiencing Financial Difficulty

At December 31, 2024 and 2023, the Company did not make any modifications to borrowers experiencing financial difficulty.

At December 31, 2024 and 2023, there was $4.9 million and $1.2 million, respectively, of residential real estate loans where the Company was actively pursuing foreclosure.

Loans to Related Parties: In the normal course of business, the Company has granted loans to its executive officers, directors and their affiliates (related parties). All loans to related parties were made in the ordinary course of business.

An analysis of the activity of such related party loans for 2024 is as follows:

2024
(Dollars in thousands)
Balance, beginning of year	$696
Advances	375
Less: repayments	(510)
Balance, end of year	$561

Pledged Loans: At December 31, 2024 and 2023, approximately $740.5 million and $1.3 billion, respectively, of unpaid principal balance of loans were pledged to the FHLBNY on borrowings (Note 7). This pledge consists of a blanket lien on residential mortgages and certain qualifying commercial real estate loans.

At December 31, 2024, approximately $361.0 million of unpaid principal balance of loans were pledged to the FRB on borrowings. There were no loans pledged as of December 31, 2023.

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

Note 5.  OREO

Other real estate owned (OREO) at December 31, 2024 and 2023 was $1.6 million. The real estate owned at December 31, 2024, consisted of two properties. During the year ended December 31, 2024, the Company did not dispose of any OREO properties, compared to $161.0 thousand of OREO sold during the year ended December 31, 2023, recognizing a gain of $38.0 thousand. The Company did not write-down any OREO property during 2024 or 2023. Operating expenses related to OREO, net of related income, for 2024 and 2023, were $835.0 thousand and $839.0 thousand, respectively.

An analysis of OREO activity for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$1,550	$1,550
Real estate acquired in settlement of loans	—	123
Capital improvements to existing OREO properties	12	—
Sales of OREO, net	—	(161)
Valuation adjustments	—	38
Balance at end of period	$1,562	$1,550

Note 6.  Deposits

Deposits at December 31, 2024 and 2023, consisted of the following:

	2024	2023
	(Dollars in thousands)
Noninterest-bearing demand	$184,037	$232,189
NOWs	60,499	63,017
Money market deposits	615,444	567,080
Savings deposits	55,912	83,470
Time deposits over $250,000	136,360	93,696
Other time deposits	368,092	356,791
Brokered time deposits	210,706	156,584
Total deposits	$1,631,050	$1,552,827

Scheduled maturities of certificates of deposit at December 31, 2024 are as follows:

Years Ending December 31,	(Dollars in thousands)
2025	$702,547
2026	8,693
2027	2,631
2028	357
2029	930
Total	$715,158

The following table is a summary of interest expense on deposits by category:

	2024	2023
	(Dollars in thousands)
NOWs	$618	$1,377
Money market deposits	27,812	17,120
Savings deposits	750	1,486
Time deposits	19,099	15,232
Brokered time deposits	9,033	6,044
Total	$57,312	$41,259

Note 7.  Borrowings

An analysis of borrowings at December 31, 2024 and 2023 is as follows:

		2024		2023
	Maturity Date or Range	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
Borrowed funds:
Federal Home Loan Bank advances	Less than one year	$125,000	4.83%	$30,000	5.61%
	One to three years	20,000	4.67%	95,000	4.93%
	Total	$145,000		$125,000
Subordinated debentures, capital trusts	November 2035	$5,155	6.44%	$5,155	7.30%
	November 2035	5,155	6.44%	5,155	7.30%
	September 2037	3,093	6.12%	3,093	7.15%
	Total	$13,403		$13,403
Subordinated debentures notes, net	July 15, 2030	$29,897	6.50%	$29,708	6.50%

At December 31, 2024, the Company had a $740.5 million line of credit from the FHLBNY, of which $145.0 million, as detailed above, was outstanding, $50.0 million was a letter of credit to secure public deposits, and $545.5 million was unused.

At December 31, 2024, the Company had a $252.0 million line of credit from the FRB, with no balances outstanding.

Subordinated Debentures – Capital Trusts: On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.66% and was 6.44% at December 31, 2024. Parke Capital Trust I purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is variable at 6.44%. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.50% and was 6.12% at December 31, 2024. Parke Capital Trust III purchased $3,093,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after December 15, 2012, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. The proceeds were contributed to paid-in capital at the Bank.

Subordinated Debentures – Notes: On July 15, 2020, the Company issued and sold $30 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors (the “Purchasers”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D promulgated thereunder (the “Private Placement”). The Company intends to use the net proceeds from the offering for general corporate purposes. The Notes have a ten-year term and, from and including the date of issuance to but excluding July 15, 2025, will bear interest at a fixed annual rate of 6.50%, payable semi-annually in arrears. From and including July 15, 2025 to but excluding the maturity date or earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month SOFR (provided, that in the event the three-month SOFR is less than zero, the three-month SOFR will be deemed to be zero) plus 644 basis points, payable quarterly in arrears. The Notes are redeemable, in whole or in part, at the Company’s option, on any scheduled interest payment date on or after July 15, 2025, and at any time upon the occurrence of certain events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required. There were approximately $948,000 in costs associated with the issuance of this debt, of which $102.7 thousand is unamortized as of December 31, 2024.

Note 8.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of Company premises and equipment as of December 31, 2024 and 2023 is as follows:

	2024	2023
	(Dollars in thousands)
Land	$1,044	$1,044
Building and improvements	7,284	7,275
Furniture and equipment	4,056	3,946
Total premises and equipment	12,384	12,265
Less: accumulated depreciation and amortization	(7,068)	(6,686)
Premises and equipment, net	$5,316	$5,579

Depreciation and amortization expense was $382,000 and $401,000 in 2024 and 2023, respectively.

Note 9. Leases

We lease three retail branches, a loan office, and a parcel of land for a retail branch location. These leases generally have remaining terms of 10 years or less except the land lease, which has a remaining lease term of eighty-two years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At December 31, 2024, we had future minimum lease payments of $26.9 million and imputed interest of $24.7 million and lease liability of $2.2 million. The weighted average remaining lease term was 51.3 years and weighted average discount rate was 7.27% at December 31, 2024, respectively. Our operating lease expense is included in occupancy expenses within non-interest expense in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The components of the Company's ongoing operating lease cost were as follows:

	Twelve Months Ended
	(Dollars in thousands)
	2024	2023
Lease Cost	$409	$405
Sublease income	(219)	(217)
Net lease cost	$190	$188

The following table presents information about our operating leases during the year ended December 31, 2024.

Dollars in thousands	2024
Lease right of use assets (ROU)	$2,212
Lease liabilities	$2,212

The following table presents future undiscounted cash flows on our operating leases:

Years Ended December 31,	(Dollars in thousands)
2025	$365
2026	283
2027	187
2028	192
2029	210
Thereafter	25,712
Total undiscounted lease payments	$26,949
Impact of present value discount	$(24,737)
Note 10.  Shareholders’ Equity

Common Stock Dividend: The Company paid a $0.18 per share dividend each quarter of 2024, and 2023, respectively. During the year ended December 31, 2024, the Company paid a total of $8.6 million in common stock cash dividends. During the year ended December 31, 2023, the Company paid a total of $8.6 million in common stock cash dividends.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and policies, and other factors deemed relevant by the Board.

Treasury Stock: During the year ended December 31, 2024, the Company repurchased 200,000 shares of its outstanding common stock for $4.3 million at an average price of $21.28 per share. No treasury stock was repurchased during the year ended December 31, 2023.

Stock Options: The 2020 Equity Incentive Plan (the “2020 Plan”) became effective after shareholder approval in 2020. In addition, the Company also has the 2015 Equity Incentive Plan (the “2015 Plan”). No future awards are being granted under the 2015 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2015 Plan and the 2020 Plan are referred to as Stock Option Plans. Under the 2020 Plan, the Company may grant options to purchase up to 935,000 shares of Company's common stock and award up to 55,000 of restricted stock. At December 31, 2024, there were 458,750 shares remaining for future option grants, and 48,482 shares remaining for future restricted stock awards under the plan.

During the year ended December 31, 2024, options to purchase 20,000 shares of commons stock at $19.03 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Sholes option-pricing model, was determined to be $4.34 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 3.82%, 6.5 years, 29.29%, and 3.78%, respectively.

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

The Company did not grant any options during the year ended December 31, 2023.

Compensation expense for stock options was $335.8 thousand, and $397.8 thousand at December 31, 2024 and 2023, respectively.

A summary of stock options at December 31, 2024 was as follows:

	Year Ended December 31, 2024
Stock Options:	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	681,345	$15.94
Granted	20,000	$19.03
Exercised	(63,769)	$11.06
Forfeited	(23,750)	$21.66
Outstanding at end of period	613,826	$16.33
Exercisable at end of period	449,980	$15.93

The total amount of compensation cost remaining to be recognized relating to unvested employees and directors option grants as of December 31, 2024 was $0.5 million. The weighted-average period over which the expense is expected to be recognized is 2.7 years. At December 31, 2024, the intrinsic value of options exercisable and all options outstanding was approximately $2.1 million and $2.6 million, respectively. The aggregate intrinsic value of options exercised in 2024 was $675.1 thousand.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2023 was $0.9 million. The weighted-average period over which the expense is expected to be recognized was 3.4 years. At December 31, 2023, the intrinsic value of options exercisable and all options outstanding was approximately $2.7 million and $3.1 million, respectively. The aggregate intrinsic value of options exercised in 2023 was $45.0 thousand.

Under the 2020 Plan, the Company was authorized to issue 55,000 shares of restricted stock upon the grant of awards. All restricted stocks vests over five years. The table below presents the status of the restricted stock units at December 31, 2024, and the changes during the year ended December 31, 2024.

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding and unvested at December 31, 2023	3,669	19.64
Granted	—
Vested	(1,701)	20.01
Outstanding and unvested at December 31, 2024	1,968	19.33

The Company recognized $34,005 and $40,006 compensation costs of the restricted shares during year 2024 and 2023. The total amount of restricted stock expense remaining to be recognized is $38.0 thousand at December 31, 2024.

Preferred Stock: In December of 2013, the Company completed a private placement of newly designated 6% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2024. There were 325 shares of Series B Preferred Stock outstanding at December 31, 2024. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 44,720 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions. The conversion rate was set using a conversion price for the common stock of $10.64, which was approximately 20% over the closing price of the Common Stock on October 10, 2013, the day the Series B Preferred Stock was priced.

During 2024, preferred stockholders converted 50 shares of preferred shares into 6,877 shares of common stock, respectively.

During 2023, preferred stockholders converted 70 shares of preferred shares into 9,628 shares of common stock, respectively.

The Company has recorded dividends on preferred stock in the approximate amount of $20,250 and $26,000 for the years ended December 31, 2024 and 2023, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for year 2024 and 2023. The preferred stock qualifies for and is accounted for as equity securities and is included in the Company’s Tier I capital since issued.

Note 11. Income Taxes

Income tax expense for 2024 and 2023 consisted of the following:

	2024	2023
	(Dollars in thousands)
Current tax expense:
Federal	$7,265	$6,886
State	1,394	2,336
	8,659	9,222
Deferred tax expense/(benefit)	126	6
Income tax expense	$8,785	$9,228

The components of the net deferred tax asset at December 31, 2024 and 2023 were as follows:

	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$7,197	$7,575
Supplemental Executive Retirement Plan ("SERP")	1,522	1,636
Deferred Loan Fees	1,411	1,322
Non-accrued interest	44	58
Non-qualified stock options and restricted stock	376	318
Write-down on partnership investment	130	138
Unrealized loss on securities	117	140
Lease liability	2,212	2,455
PPP Deferred Loan Fees	—	1
Other	269	210
	13,278	13,853
Valuation allowance	(130)	(138)
Total gross deferred tax assets	13,148	13,715
Deferred tax liabilities:
Depreciation	(58)	(71)
Partnership income	(54)	(58)
Right of use asset	(2,212)	(2,455)
Deferred loan costs	(1,711)	(1,869)
Total gross deferred tax liabilities	(4,035)	(4,453)
Net deferred tax asset	$9,113	$9,262

A reconciliation of the Company’s effective income tax rate with the statutory federal rate for 2024 and 2023 is as follows:

	2024	2023
	(Dollars in thousands)
At Federal statutory rate	$7,622	$7,915
Adjustments resulting from:
State income taxes, net of Federal tax benefit	1,776	1,557
Tax exempt income	(20)	(20)
BOLI	(138)	(155)
Stock compensation	(26)	(8)
Nondeductible expenses	2	1
Nondeductible executive compensation	32	84
Other	(463)	(146)
	$8,785	$9,228

Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustments to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by federal and local tax authorities for years before 2021, and by the State of New Jersey for years before 2020. The Company is still subject to examination for 2021 and after.

The Company recorded income tax expense of $8.8 million on income before taxes of $36.3 million on for the year ended December 31, 2024, resulting in an effective tax rate of 24.2%, compared to income tax expense of $9.2 million on income before taxes of $37.7 million for the same period of 2023, resulting in an effective tax rate of 24.5%.

Note 12.  Retirement Plans

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering certain members of management.

The net SERP pension cost was approximately $197.0 thousand in 2024 and $367.0 thousand in 2023. The unfunded benefit obligation, which was included in other liabilities, was approximately $6.4 million at December 31, 2024 and $6.4 million at December 31, 2023.

The benefit obligation at December 31, 2024 and December 31, 2023 was calculated as follows:

	2024	2023
	(Dollars in thousands)
Benefit obligation, January 1	$6,439	$6,311
Service cost/(benefit)	(146)	27
Interest cost	343	340
Benefits paid	(239)	(239)
Accrued liability at December 31	$6,397	$6,439

The net SERP pension cost for 2024 and benefit for 2023 was calculated as follows:

	2024	2023
	(Dollars in thousands)
Service cost	$(146)	$27
Interest cost	343	340
	$197	$367

The service cost for 2024 and 2023 are included in the compensation cost in the income statement. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for 2024 and 2023. Annual benefit payments are estimated at $525,696 for 2025, $812,346 for 2026, $812,346 for 2027, $812,346 for 2028, $812,346 for 2029 and $4.6 million thereafter.

The Company has a 401(k) Plan covering substantially all employees. Under the Plan, the Company is required to contribute 3% of all qualifying employees’ eligible salary to the Plan. The Plan expense in 2024 was $250.2 thousand and $243.0 thousand in 2023.

Note 13.  Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At December 31, 2024, the Bank was considered “well capitalized" under the regulatory framework for prompt corrective action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

Under final regulations adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of December 31, 2024.

The Company and Bank's regulatory capital as of December 31, 2024 and 2023, is presented in the following table.

As of December 31, 2024	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$362,000	24.44%	$118,478	8.00%
Tier 1 risk-based capital	313,488	21.17%	88,859	6.00%
Tier 1 leverage	313,488	15.00%	83,604	4.00%
Tier 1 common equity	300,085	20.26%	66,644	4.50%
Parke Bank
Community Bank Leverage Ratio	342,282	16.38%	188,072	9.00%

As of December 31, 2023	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$345,607	24.19%	$114,291	8.00%
Tier 1 risk-based capital	297,749	20.84%	85,718	6.00%
Tier 1 leverage	297,749	15.04%	79,207	4.00%
Tier 1 common equity	284,346	19.90%	64,289	4.50%
Parke Bank
Community Bank Leverage Ratio	326,465	16.49%	178,233	9.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at December 31, 2024. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of December 31, 2024 and 2023, unused commitments to extend credit amounted to approximately $122.5 million and $93.8 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2024 and 2023, standby letters of credit with customers were $0.6 million and $1.5 million, respectively.

At December 31, 2024 and December 31, 2023, the allowance for credit losses of unfunded lending commitments was $0.9 million and $0.5 million, respectively. A provision expense for unfunded lending commitments of $0.4 million was recognized during the year ended December 31, 2024, while there was $0.5 million provision recovery recognized during the year ended December 31, 2023.

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
At December 31, 2024 and 2023, deposit balances from cannabis customers were approximately $151.9 million and $96.7 million, or 9.3% and 6.2% of total deposits, respectively, with three customers accounting for 59.4% and 60.6% of the total at December 31, 2024 and 2023. At December 31, 2024 and 2023, there were cannabis-related loans in the amounts of $43.4 million and $27.1 million, respectively.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Investment securities available for sale
As of December 31, 2024
Residential mortgage-backed securities	$—	$5,551	$—	$5,551
Total	$—	$5,551	$—	$5,551
As of December 31, 2023
Residential mortgage-backed securities	$—	$7,095	$—	$7,095
Total	$—	$7,095	$—	$7,095

For the year ended December 31, 2024, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held for the year ended at December 31, 2024 and December 31, 2023.

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of December 31, 2024
Collateral dependent loans	$—	$—	$5,189	$5,189
OREO	$—	$—	$1,562	$1,562
As of December 31, 2023
Collateral dependent loans	$—	$—	$1,655	$1,655
OREO	$—	$—	$1,550	$1,550

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

The following table summarizes the carrying amounts and fair values for financial instruments at December 31, 2024 and December 31, 2023:

December 31, 2024	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$221,527	$221,527	$221,527	$—	$—
Investment securities AFS	5,551	5,551	—	5,551	—
Investment securities HTM	9,209	7,492	—	7,492	—
Restricted stock	8,619	8,619	—	—	8,619
Loans, net	1,835,580	1,834,007	—	1,822,203	11,804
Accrued interest receivable	9,659	9,659	—	9,659	—

Financial Liabilities:
Non-time deposits	$915,892	$915,892	$915,892	$—	$—
Time deposits	715,158	716,904	—	716,904	—
Borrowings	188,300	189,621	—	189,621	—
Accrued interest payable	7,968	7,968	—	7,968	—

December 31, 2023	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$180,376	$180,376	$180,376	$—	$—
Investment securities AFS	7,095	7,095	—	7,095	—
Investment securities HTM	9,292	7,892	—	7,892	—
Restricted stock	7,636	7,636	—	—	7,636
Loans, net	1,755,209	1,727,842	—	1,718,866	8,976
Accrued interest receivable	8,555	8,555	—	8,555	—

Financial Liabilities:
Non-time deposits	$945,756	$945,756	$945,756	$—	$—
Time deposits	—	605,216	—	605,216	—
Borrowings	168,111	172,985	—	172,985	—
Accrued interest payable	4,146	4,146	—	4,146	—

 Note 16.  Parent Company Only Financial Statements

Condensed financial information of the parent company only is presented in the following two tables:

Balance Sheets	December 31,
	2024	2023
	(Dollars in thousands)
Assets:
Cash	$4,147	$4,111
Investments in subsidiaries	342,348	326,464
Total assets	$346,495	$330,575
Liabilities and Equity:
Subordinated debentures	$43,300	$43,111
Other liabilities	3,122	3,147
Equity	300,073	284,317
Total liabilities and equity	$346,495	$330,575

Statements of Income	Years ended December 31,
	2024	2023
	(Dollars in thousands)
Income:
Dividends from bank subsidiary	$15,389	$11,772
Total income	15,389	11,772
Expense:
Interest on subordinated debentures	$3,080	$3,048
Salary	160	160
Other expenses	118	118
Total expenses	3,358	3,326
Net Income	12,031	8,446
Equity in undistributed income of subsidiaries	15,481	20,016
Net income	27,512	28,462
Preferred stock dividend and discount accretion	(20)	(26)
Net income available to common shareholders	$27,492	$28,436

Statements of Cash Flows
	Years ended December 31,
	2024	2023
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$27,512	$28,462
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(15,481)	(20,016)
Amortization of subordinate debt issuance costs	190	190
Changes in
(Decrease) increase in accrued interest payable and other accrued liabilities	(27)	12
Net cash provided by operating activities	12,194	8,648
Cash Flows from Financing Activities
Purchase of treasury stock	(4,262)	—
Proceeds from exercise of stock options	706	33
Payment of dividend on preferred stock and common stock	(8,602)	(8,629)
Net cash used in financing activities	(12,158)	(8,596)
Increase in cash and cash equivalents	36	52
Cash and Cash Equivalents, January 1,	4,111	4,059
Cash and Cash Equivalents, December 31,	$4,147	$4,111

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

To The Shareholders Of Parke Bancorp, Inc.

The management of Parke Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.

S.R. Snodgrass, P.C. Cranberry Township, Pennsylvania, (U.S. PCAOB Auditor Firm I.D.: 74), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

March 12, 2025

/s/ Vito S. Pantilione	/s/ Jonathan D. Hill
Vito S. Pantilione	Jonathan D. Hill
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Parke Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Parke Bancorp, Inc. and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023; and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended, of the Company; and our report dated March 12, 2025, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report On Management’s Assessment Of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ S.R. Snodgrass, P.C.
Cranberry Township, Pennsylvania
March 12, 2025

Item 9B.    Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal I - Election of Directors,” and “Corporate Governance” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2024, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity compensation plans approved by security holders	( a ) Number of Securities to be issued upon exercise of outstanding options	( b ) Weighted-average exercise price of outstanding options	( c ) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
2020 Equity Incentive Plan	411,196	$16.50	575,598
2015 Equity incentive plan	202,630	$15.98	—
Equity compensation plans not approved by security holders
None
Total	613,826	$16.33	575,598

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
1
The consolidated balance sheets of Parke Bancorp, Inc. and subsidiary as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm (PCAOB ID:74).

	2	Schedules omitted as they are not applicable.
	3	The following exhibits are included in this Report or incorporated herein by reference:
	3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
	3.2	Bylaws of Parke Bancorp, Inc. (7)

	3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
	4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
	4.2	Description of Capital Stock of Parke Bancorp, Inc. (7)
	10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
	10.2	Supplemental Executive Retirement Plan (1)
	10.7	2015 Equity Incentive Plan (4)
	10.9	Management Change in Control Severance Agreement with Nicholas J. Pantilione
	10.12	Management Change in Control Severance Agreement dated March 19, 2024 by and between Parke Bancorp, Inc. and Jonathan D. Hill (8)
	10.13	Management Change in Control Severance Agreement with Ralph Gallo (3)
	10.14	2020 Equity Incentive Plan (6)
	19	Stock Trading Policy
	21	Subsidiaries of the Registrant
	23.1	Consent of S.R. Snodgrass, P.C.
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	97	Incentive Based Compensation Recovery Policy
	99.1	Consent Order with the Federal Deposit Insurance Corporation dated October 8, 2020 (6)
	99.2	Consent Order with the New Jersey Department of Banking and Insurance (6)

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(6) Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on October 9, 2020 (File No. 000-51338).
(7) Incorporated by Reference to Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021 (File No. 000-51338).
(8) Incorporated by Reference to Company's Current Report on Form 8-K filed with the SEC on March 22, 2024 (File No. 000-51338).

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 12, 2025	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2025.

/s/ Daniel J. Dalton	/s/ Vito S. Pantilione
Daniel J. Dalton	Vito S. Pantilione
Chairman of the Board and Director	President, Chief Executive Officer and Director

/s/ Arret F. Dobson	/s/ Fred G. Choate
Arret F. Dobson	Fred G. Choate
Director	Director

/s/ Jack C. Sheppard, Jr.	/s/ Edward Infantolino
Jack C. Sheppard, Jr.	Edward Infantolino
Director	Director

/s/ Jeffrey H. Kripitz	/s/ Elizabeth Milavsky
Jeffrey H. Kripitz	Elizabeth Milavsky
Director	Director

/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)