Form 10-K/A
period 2024-12-31
PARKE BANCORP, INC.
filed 2025-03-27
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders. (Part III)

Purpose for Amendment:

The purpose of this amendment is solely to supplement Part IV, Item 15, of the Annual Report on Form 10-K for Parke Bancorp, Inc. (the “Company”) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 12, 2025, to include (i) footnote 9 to Exhibit 10.9 to incorporate the exhibit by reference to the Company’s Form 10-K filed on March 15, 2023; (ii) Exhibit 19, the Stock Trading Policy of the Company, which was inadvertently omitted from the original filed copy of the Form 10-K; and (iii) footnote 10 to Exhibit 97 to incorporate the exhibit by reference to the Company’s Form 10-K filed on March 13, 2024. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein.

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this Form 10-K/A:
	10.9	Management Change in Control Severance Agreement with Nicholas J. Pantilione(9)
	19	Stock Trading Policy
	97	Incentive Based Compensation Recovery Policy(10)

(9) Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 15, 2023 (File No. 000-51338).
(10) Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2024 (File No. 000-51338).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2025.

PARKE BANCORP, INC.

/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

/s/ Jonathan D. Hill
By:	Jonathan D. Hill Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)