Form 10-Q
period 2025-03-31
PARKE BANCORP, INC.
filed 2025-05-07
CIK 1315399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025
or
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

Large accelerated filer [☐]       Accelerated filer [X]         Non-accelerated filer [ ]        Smaller reporting company [X] Emerging growth company [☐ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [☐ ]                No [☒]

As of May 6, 2025, there were 11,843,328 shares of the registrant's common stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands except per share data)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$6,414	$4,624
Interest bearing deposits with banks	202,622	216,903
Cash and cash equivalents	209,036	221,527
Investment securities available for sale, at fair value	5,236	5,551
Investment securities held to maturity, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024 (fair value of $7,447 at March 31, 2025 and $7,492 at December 31, 2024)	9,104	9,209
Total investment securities	14,340	14,760
Loans, net of unearned income	1,883,175	1,868,153
Less: Allowance for credit losses	(33,091)	(32,573)
Net loans	1,850,084	1,835,580
Accrued interest receivable	10,111	9,659
Premises and equipment, net	5,597	5,316
Restricted stock	6,807	8,619
Bank owned life insurance (BOLI)	29,235	29,070
Deferred tax asset	9,095	9,113
Other real estate owned (OREO)	1,562	1,562
Other	5,988	7,030
Total assets	$2,141,855	$2,142,236
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$185,348	$184,037
Interest-bearing deposits	1,481,333	1,447,013
Total deposits	1,666,681	1,631,050
FHLBNY borrowings	105,000	145,000
Subordinated debentures	43,348	43,300
Accrued interest payable	6,970	7,968
Other	13,914	14,845
Total liabilities	1,835,913	1,842,163
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at March 31, 2025 and December 31, 2024	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,327,850 shares and 12,313,489 shares at March 31, 2025 and December 31, 2024, respectively	1,233	1,231
Additional paid-in capital	137,951	137,784
Retained earnings	173,995	168,347
Accumulated other comprehensive loss	(285)	(337)
Treasury stock, 484,522 shares at March 31, 2025 and December 31, 2024, at cost	(7,277)	(7,277)
Total shareholders’ equity	305,942	300,073
Total liabilities and shareholders' equity	$2,141,855	$2,142,236

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands except per share data)

	For the Three Months Ended March 31,
	2025	2024

Interest income:
Interest and fees on loans	$31,476	$28,083
Interest and dividends on investments	288	249
Interest on deposits with banks	2,082	1,145
Total interest income	33,846	29,477
Interest expense:
Interest on deposits	15,169	13,457
Interest on borrowings	2,070	1,966
Total interest expense	17,239	15,423
Net interest income	16,607	14,054
Provision for credit losses	590	204
Net interest income after provision for credit losses	16,017	13,850
Non-interest income
Service fees on deposit accounts	308	379
Other loan fees	178	238
Bank owned life insurance income	165	160
Other	170	285
Total non-interest income	821	1,062
Non-interest expense
Compensation and benefits	3,291	3,218
Professional services	714	445
Occupancy and equipment	687	641
Data processing	421	366
FDIC insurance and other assessments	350	331
OREO expense	127	353
Other operating expense	948	1,181
Total non-interest expense	6,538	6,535
Income before income tax expense	10,300	8,377
Income tax expense	2,522	2,226
Net income attributable to Company	7,778	6,151
Less: Preferred stock dividend	(5)	(6)
Net income available to common shareholders	$7,773	$6,145
Earnings per common share
Basic	$0.66	$0.51
Diluted	$0.65	$0.51
Weighted average common shares outstanding
Basic	11,836,384	11,958,776
Diluted	12,006,965	12,138,613

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to the Company	$7,778	$6,151
Unrealized gain (loss) on investment securities	70	(35)
Tax impact on unrealized (gain) loss	(18)	9
Total unrealized gain (loss) on investment securities	52	(26)
Comprehensive income attributable to the Company	$7,830	$6,125

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollars in thousands except share data)
Three-months ended March 31, 2025 and 2024

	Shares of Preferred Stock Outstanding	Preferred Stock	Shares of Common Stock issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Three Months Ended
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income attributable to the company	—	—	—	—	—	6,151	—	—	6,151
Common stock options exercised	—	—	6,522	1	55	—	—	—	56
Other comprehensive loss	—	—	—	—	—	—	(26)	—	(26)
Stock compensation expense	—	—	—	—	46	—	—	—	46
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(6)	—	—	(6)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,152)	—	—	(2,152)
Balance, March 31, 2024	375	$375	12,247,343	$1,225	$136,801	$153,430	$(430)	$(3,015)	$288,386
Three Months Ended
Balance, December 31, 2024	325	$325	12,313,489	$1,231	$137,784	$168,347	$(337)	$(7,277)	$300,073
Net income attributable to the company	—	—	—	—	—	7,778	—	—	7,778
Common stock options exercised	—	—	14,361	2	97	—	—	—	99
Other comprehensive income	—	—	—	—	—	—	52	—	52
Stock compensation expense	—	—	—	—	70	—	—	—	70
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,125)	—	—	(2,125)
Balance, March 31, 2025	325	$325	12,327,850	$1,233	$137,951	$173,995	$(285)	$(7,277)	$305,942

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$7,778	$6,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	143
Provision for credit losses	590	204
Increase in value of bank owned life insurance	(165)	(160)
Net accretion of purchase premiums and discounts on securities	(10)	(11)
Stock based compensation	70	46
Net changes in:
Decrease in accrued interest receivable and other assets	590	1,836
(Decrease) increase in accrued interest payable and other accrued liabilities	(2,002)	141
Net cash provided by operating activities	6,999	8,350
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	380	415
Repayments and maturities of investment securities held to maturity	120	37
Net (increase) decrease in loans	(15,021)	1,820
Purchases of bank premises and equipment	(381)	(18)
Redemptions of restricted stock	3,387	3,600
Purchases of restricted stock	(1,575)	(2,262)
Net cash (used in) provided by investing activities	(13,090)	3,592
Cash Flows from Financing Activities:
Cash dividends	(2,130)	(2,158)
Proceeds from exercise of stock options	99	56
Decrease in FHLBNY long-term borrowings	—	(75,000)
Net (decrease) increase in FHLBNY short-term borrowings	(40,000)	45,000
Net increase (decrease) in noninterest-bearing deposits	1,311	(35,801)
Net increase in interest-bearing deposits	34,320	46,678
Net cash used in financing activities	(6,400)	(21,225)
Net decrease in cash and cash equivalents	(12,491)	(9,283)
Cash and Cash Equivalents, January 1,	221,527	180,376
Cash and Cash Equivalents, March 31,	$209,036	$171,093

Supplemental Disclosure of Cash Flow Information:
Interest paid	$18,237	$15,171
Income taxes paid	$210	$237

Non-cash Investing and Financing Items
Accrued dividends payable	$2,137	$2,158

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying interim financial statements for the three months ended March 31, 2025 and 2024 are unaudited. The balance sheet as of December 31, 2024, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year or any other period.

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

Segment Reporting: The Company operates one reportable segment of business, "community banking". Through its community banking segment, the Company provides a broad range of retail and community banking services. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies.

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

Community Banking Segment
(Dollars in thousands)
	For the Three Months Ended March 31,
	2025	2024
Total interest income	$33,846	$29,477
Total interest expense	17,239	15,423
Provision for credit losses	590	204
Net interest income after provision for credit losses	16,017	13,850

Total non-interest income	821	1,062
Total non-interest expense	6,538	6,535
Income before income tax expense	10,300	8,377
Income tax expense	2,522	2,226
Net income attributable to the Company	$7,778	$6,151
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$7,778	$6,151

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2025 and December 31, 2024. None of the securities shown below required an allowance for credit losses.

As of March 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$5,620	$5	$389	$5,236
Total available for sale	$5,620	$5	$389	$5,236

Held to maturity:
Residential mortgage-backed securities	$5,134	$—	$1,109	$4,025
States and political subdivisions	3,970	—	548	3,422
Total held to maturity	$9,104	$—	$1,657	$7,447

As of December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,005	$2	$456	$5,551
Total available for sale	$6,005	$2	$456	$5,551

Held to maturity:
Residential mortgage-backed securities	$5,256	$—	$1,205	$4,051
States and political subdivisions	3,953	3	515	3,441
Total held to maturity	$9,209	$3	$1,720	$7,492

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2025 are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,496	2,354
Due after five years through ten years	908	831
Due after ten years	2,216	2,051
Total available for sale	$5,620	$5,236

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,498	1,497
Due after five years through ten years	1,507	1,184
Due after ten years	6,099	4,766
Total held to maturity	$9,104	$7,447

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2025 or 2024. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

As of March 31, 2025	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$32	$—	$4,710	$389	$4,742	$389
Total available for sale	$32	$—	$4,710	$389	$4,742	$389

As of December 31, 2024	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$80	$1	$4,973	$455	$5,053	$456
Total available for sale	$80	$1	$4,973	$455	$5,053	$456

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 5 securities in the less than 12 months loss position and 14 securities in the 12 months or greater loss position at March 31, 2025. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at March 31, 2025.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at March 31, 2025.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At March 31, 2025 and December 31, 2024, the Company had $1.88 billion and $1.87 billion, respectively, in loans receivable outstanding. Outstanding balances include $1.3 million and $1.8 million at March 31, 2025 and December 31, 2024, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at March 31, 2025 and December 31, 2024, consist of the following:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial and Industrial	$33,786	$35,381
Construction	126,462	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	175,156	160,441
Commercial – Non-owner Occupied	405,827	371,298
Residential – 1 to 4 Family	453,345	447,880
Residential – 1 to 4 Family Investment	505,418	524,167
Residential – Multifamily	178,477	174,756
Consumer	4,704	4,884
Total Loan receivable	1,883,175	1,868,153
Allowance for credit losses on loans	(33,091)	(32,573)
Total loan receivable, net of allowance for credit losses on loans	$1,850,084	$1,835,580

An age analysis of past due loans by class at March 31, 2025 and December 31, 2024 is as follows:

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$675	$675	$33,111	$33,786
Construction	—	—	1,091	1,091	125,371	126,462
Real Estate Mortgage:
Commercial – Owner Occupied	177	—	400	577	174,579	175,156
Commercial – Non-owner Occupied	184	—	5,102	5,286	400,541	405,827
Residential – 1 to 4 Family	1,573	428	2,514	4,515	448,830	453,345
Residential – 1 to 4 Family Investment	624	—	1,603	2,227	503,191	505,418
Residential – Multifamily	—	—	—	—	178,477	178,477
Consumer	93	—	—	93	4,611	4,704
Total Loans	$2,651	$428	$11,385	$14,464	$1,868,711	$1,883,175

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$684	$684	$34,697	$35,381
Construction	—	—	1,091	1,091	148,255	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	160,041	160,441
Commercial – Non-owner Occupied	—	—	5,485	5,485	365,813	371,298
Residential – 1 to 4 Family	223	362	2,883	3,468	444,412	447,880
Residential – 1 to 4 Family Investment	—	454	1,609	2,063	522,104	524,167
Residential – Multifamily	—	—	—	—	174,756	174,756
Consumer	34	—	—	34	4,850	4,884
Total Loans	$257	$816	$12,152	$13,225	$1,854,928	$1,868,153

The following table provides the amortized cost of loans on nonaccrual status:

	March 31, 2025
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$675	$675	$—	$675
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,024	3,806	4,830	272	5,102
Residential - 1 to 4 Family	2,133	381	2,514	—	2,514
Residential - 1 to 4 Family Investment	1,603	—	1,603	—	1,603
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,251	$4,862	$11,113	$272	$11,385

	December 31, 2024
(amounts in thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$684	$684	$—	$684
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,389	3,806	5,195	290	5,485
Residential - 1 to 4 Family	2,048	746	2,794	89	2,883
Residential - 1 to 4 Family Investment	1,609	—	1,609	—	1,609
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,537	$5,236	$11,773	$379	$12,152

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures was $940.0 thousand and $867.0 thousand, respectively, on exposures totaling $186.7 million and $172.2 million, respectively. The provision for credit losses on off balance sheet exposures during the three month period ending March 31, 2025 and 2024 were $73.0 thousand and $439.0 thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three months ended March 31, 2025 and 2024:

			Real Estate Mortgage
	Commercial and Industrial	Construction	Commercial Owner Occupied	Commercial Non-owner Occupied	Residential 1 to 4 Family	Residential 1 to 4 Family Investment	Residential Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2025
December 31, 2024	$1,097	$3,037	$1,871	$6,300	$9,166	$8,832	$2,203	$67	$32,573
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	1
Provisions (benefits)	(50)	(762)	599	1,061	(352)	23	(1)	(1)	517
Ending Balance at March 31, 2025	$1,048	$2,275	$2,470	$7,361	$8,814	$8,855	$2,202	$66	$33,091

During the quarter, the increase to the Commercial Owner Occupied, and the Commercial Non-owner Occupied portfolio's was due to an increase in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The provision benefit during the quarter to the Construction segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

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

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at March 31, 2025:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$675	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	5,102	—	—
Residential - 1 to 4 Family	2,514	—	—
Residential - 1 to 4 Family Investment	1,603	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$11,385	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2024:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$684	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	5,195	—	—
Residential - 1 to 4 Family	2,794	—	—
Residential - 1 to 4 Family Investment	1,609	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$11,773	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of March 31, 2025.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of March 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and Industrial
Pass	$275	$1,250	$4,033	$908	$5	$5,862	$20,778	$33,111
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	675	675
Doubtful	—	—	—	—	—	—	—	—
	$275	$1,250	$4,033	$908	$5	$5,862	$21,453	$33,786
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$196	$313	$1,400	$—	$665	$122,797	$125,371
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$196	$313	$1,400	$—	$1,756	$122,797	$126,462
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$15,515	$23,534	$33,072	$34,566	$11,849	$55,894	$326	$174,756
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$15,515	$23,534	$33,072	$34,566	$11,849	$56,294	$326	$175,156
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$24,253	$37,231	$15,102	$93,343	$30,966	$174,132	$14,191	$389,218
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16,609	—	16,609
Doubtful	—	—	—	—	—	—	—	—
	$24,253	$37,231	$15,102	$93,343	$30,966	$190,741	$14,191	$405,827
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$11,076	$47,321	$52,100	$104,790	$54,002	$175,746	$5,709	$450,744
Nonperforming	—	—	572	359	—	1,670	—	2,601
	$11,076	$47,321	$52,672	$105,149	$54,002	$177,416	$5,709	$453,345
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$8,691	$56,814	$77,090	$124,486	$98,961	$137,596	$—	$503,638
Nonperforming	—	—	994	609	—	177	—	1,780
	$8,691	$56,814	$78,084	$125,095	$98,961	$137,773	$—	$505,418
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$7,907	$4,668	$4,921	$92,603	$25,234	$43,144	$—	$178,477
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$7,907	$4,668	$4,921	$92,603	$25,234	$43,144	$—	$178,477
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$241	$—	$—	$—	$4,452	$11	$4,704
Nonperforming	—	—	—	—	—	—	—	—
	$—	$241	$—	$—	$—	$4,452	$11	$4,704
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$67,717	$171,255	$188,197	$453,064	$221,017	$617,438	$164,487	$1,883,175

As of March 31, 2025, the Company was in the process of foreclosing on 22 residential 1 to 4 family loans with a principal balance of $4.7 million.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2024.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at Amortized Cost Basis
As of December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and Industrial
Pass	$1,351	$4,231	$654	$6	$658	$6,213	$21,584	$34,697
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	407	—	—	—	277	684
Doubtful	—	—	—	—	—	—	—	—
	$1,351	$4,231	$1,061	$6	$658	$6,213	$21,861	$35,381
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Construction
Pass	$—	$315	$1,800	$—	$193	$—	$145,947	$148,255
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$315	$1,800	$—	$193	$1,091	$145,947	$149,346

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$21,893	$33,293	$34,831	$11,942	$6,705	$48,946	$2,431	$160,041
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$21,893	$33,293	$34,831	$11,942	$6,705	$49,346	$2,431	$160,441
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$38,697	$15,635	$75,261	$31,460	$23,780	$153,027	$16,494	$354,354
OAEM	—	—	—	—	—	11,459	—	11,459
Substandard	—	—	—	—	249	4,946	290	5,485
Doubtful	—	—	—	—	—	—	—	—
	$38,697	$15,635	$75,261	$31,460	$24,029	$169,432	$16,784	$371,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$48,704	$53,018	$108,691	$56,027	$29,580	$145,467	$3,510	$444,997
Nonperforming	—	644	375	—	602	1,262	—	2,883
	$48,704	$53,662	$109,066	$56,027	$30,182	$146,729	$3,510	$447,880
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$58,772	$79,266	$127,600	$103,343	$44,301	$109,276	$—	$522,558
Nonperforming	—	995	614	—	—	—	—	$1,609
	$58,772	$80,261	$128,214	$103,343	$44,301	$109,276	$—	$524,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
OAEM	—	—	—	—	—	—	—	$—
Substandard	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—
	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Nonperforming	—	—	—	—	—	—	—	—
	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

Total Loan Receivable	$176,434	$192,338	$443,151	$228,189	$115,219	$522,571	$190,251	$1,868,153

Modifications to Borrowers Experiencing Financial Difficulty

During the periods ended March 31, 2025 and 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$7,778	$6,151
Less: Dividend on series B preferred stock	(5)	(6)
Net income available to common shareholders	7,773	6,145
Basic weighted-average common shares outstanding	11,836,384	11,958,776
Basic earnings per common share	$0.66	$0.51
Diluted earnings per common share
Net income available to common shares	$7,773	$6,145
Add: Dividend on series B preferred stock	5	6
Net income available to diluted common shares	7,778	6,151
Basic weighted-average common shares outstanding	11,836,384	11,958,776
Dilutive potential common shares	170,581	179,837
Diluted weighted-average common shares outstanding	12,006,965	12,138,613
Diluted earnings per common share	$0.65	$0.51

As of March 31, 2025 and December 31, 2024, there were 323,005 and 191,375 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of March 31, 2025
Residential mortgage-backed securities	$—	$5,236	$—	$5,236
Total	$—	$5,236	$—	$5,236
As of December 31, 2024
Residential mortgage-backed securities	$—	$5,551	$—	$5,551
Total	$—	$5,551	$—	$5,551

For the three months ended March 31, 2025, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three months ended March 31, 2025 and 2024.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2025
Collateral-dependent loans	$—	$—	$5,266	$5,266
OREO	—	—	1,562	1,562
As of December 31, 2024
Collateral-dependent loans	$—	$—	$5,189	$5,189
OREO	—	—	1,562	1,562

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at March 31, 2025 and December 31, 2024:

March 31, 2025	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,104	$7,447	$—	$7,447	$—
Loans, net	1,850,084	1,854,772	—	1,829,272	25,500

Financial Liabilities:
Time deposits	$626,796	$627,812	$—	$627,812	$—
Borrowings	148,348	148,885	—	148,885	—

December 31, 2024	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,209	$7,492	$—	$7,492	$—
Loans, net	1,835,580	1,834,007	—	1,822,203	11,804

Financial Liabilities:
Time deposits	$715,158	$716,904	$—	$716,904	$—
Borrowings	188,300	189,621	—	189,621	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2025. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of March 31, 2025 and December 31, 2024, unused commitments to extend credit amounted to approximately $137.5 million and $122.5 million, respectively. At March 31, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures was $940.0 thousand and $867.0 thousand, respectively, an increase of $73.0 thousand, mainly due to the increase in the unused commitment balance.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2025 and December 31, 2024, standby letters of credit with customers were $0.6 million and $0.6 million, respectively.

On March 31, 2025, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $40.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on June 30, 2025. There were no outstanding borrowings on the letters of credit as of March 31, 2025.

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
At March 31, 2025 and December 31, 2024, deposit balances from cannabis customers were approximately $196.0 million and $151.9 million, or 11.8% and 9.3% of total deposits, respectively, with two customers accounting for 66.4% and 59.3% of the total at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, there were cannabis-related loans in the amounts of $44.9 million and $43.4 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Throughout this report, "Parke Bancorp" and "the Company" refer to Parke Bancorp Inc., and its consolidated subsidiaries. The Company is collectively referred to as "we", "us" or "our". Parke Bank is referred to as the "Bank".

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, tariff, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), inflation, interest rate, market and monetary fluctuations; the potential adverse effects of the Consent Orders and any additional regulatory restrictions that may be imposed by banking regulators; the timely development of, and acceptance of, new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); the effect of any change in federal government enforcement of federal laws affecting the cannabis industry; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
Financial institutions can be affected by changing conditions in the real estate and financial markets. The effects of geopolitical instability, including the conflict between Russia and Ukraine and the war in Israel, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, higher tariffs, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depend to a great extent on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary, trade, tariff, and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position.

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

Overview
The following discussion provides information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitates your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

At March 31, 2025, we had total assets of $2.14 billion, and total equity of $305.9 million. Net income available to common shareholders for the three months ended March 31, 2025 was $7.8 million.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Income: Our net income available to common shareholders for the first quarter of 2025 increased $1.6 million, or 26.5%, to $7.8 million, compared to $6.1 million for the same period last year. Earnings per share were $0.66 per basic common share and $0.65 per diluted common share for the first quarter of 2025, compared to $0.51 per basic common share and $0.51 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, and a decrease in non-interest income.

Net Interest Income: Our net interest income was $16.6 million for the first quarter of 2025 compared to $14.1 million for the first quarter of 2024, an increase of $2.5 million, or 18.2%. Net interest income increased during the three months ended March 31, 2025, primarily due to an increase in interest and fees on loans and an increase in interest on deposits with banks, partially offset by an increase in interest expense on deposits and borrowings. Interest income increased $4.4 million, or 14.8%, during the three months ended March 31, 2025 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $3.4 million in interest and fees on loans, due to higher loan balances and market interest rates. Interest from deposits with banks increased $0.9 million during the three months ended March 31, 2025 as compared to the same period in the prior year, primarily due to higher cash balances held at the Federal Reserve Bank ("FRB"). The increase in interest income was partially offset by an increase in interest expense during the three months ended March 31, 2025 of $1.8 million, or 11.8%, primarily due to an increase in market interest rates on deposits and the overall mix of deposits of $1.7 million.

Provision for credit losses: For the three months ended March 31, 2025, the provision for credit losses was $0.6 million, compared to $0.2 million for the three months ended March 31, 2024, an increase of $0.4 million. The increase in the provision for credit losses for the three months ended March 31, 2025, was primarily due to an increase in the commercial non-owner occupied and commercial owner occupied loan portfolio's balances from December 31, 2024.

Non-interest Income: Our non-interest income was $0.8 million for the three months ended March 31, 2025, a decrease of $0.2 million, compared to $1.1 million for the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in service fees on deposit accounts of $0.1 million due to a decrease in cannabis deposit fee income, and a decrease in other non-interest income of $0.1 million.

Non-interest Expense: Our non-interest expense was unchanged at $6.5 million for the three months ended March 31, 2025, from the three months ended March 31, 2024.

Income Tax: Income tax expense was $2.5 million on income before taxes of $10.3 million for the three months ended March 31, 2025, resulting in an effective tax rate of 24.5%, compared to income tax expense of $2.2 million on income before taxes of $8.4 million for the same period of 2024, resulting in an effective tax rate of 26.6%.

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

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans*	$1,878,594	$31,476	6.80%	$1,792,735	$28,083	6.30%
Investment securities**	22,346	288	5.23%	23,116	249	4.33%
Interest bearing deposits	194,165	2,082	4.35%	87,901	1,145	5.24%
Total interest-earning assets	2,095,105	33,846	6.55%	1,903,752	29,477	6.23%
Other assets	63,834			70,416
Allowance for credit losses	(32,680)			(32,299)
Total assets	$2,126,259			$1,941,869
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$66,001	$170	1.04%	$72,272	$267	1.49%
Money markets	693,236	7,644	4.47%	562,177	6,805	4.87%
Savings	54,700	147	1.09%	78,199	220	1.13%
Time deposits	485,326	5,420	4.53%	431,883	4,131	3.85%
Brokered certificates of deposit	162,486	1,788	4.46%	149,475	2,034	5.47%
Total interest-bearing deposits	1,461,749	15,169	4.21%	1,294,006	13,457	4.18%
Borrowings	159,873	2,070	5.25%	140,106	1,966	5.64%
Total interest-bearing liabilities	1,621,622	17,239	4.31%	1,434,112	15,423	4.33%
Non-interest bearing deposits	181,055			203,077
Other liabilities	18,922			16,859
Total non-interest bearing liabilities	199,977			219,936
Equity	304,660			287,821
Total liabilities and shareholders’ equity	$2,126,259			$1,941,869
Net interest income		$16,607			$14,054
Interest rate spread			2.24%			1.90%
Net interest margin			3.21%			2.97%
*The average balance of loans includes loans on nonaccrual.
**    Includes balances of FHLBNY and ACBB stock.

Financial Condition
General
At March 31, 2025, the Company’s total assets were $2.14 billion, a decrease of $0.4 million, or 0.02%, from December 31, 2024. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $12.5 million, a decrease in FHLBNY restricted stock of $1.8 million, and a decrease in other assets of $1.0 million, partially offset by an increase in loans receivable of $15.0 million. Cash and cash equivalents decreased $12.5 million, or 5.6%, primarily due to the increase in loans and a decrease in FHLBNY borrowings of $40.0 million, partially offset by an increase in deposits of $35.6 million. FHLBNY restricted stock decreased $1.8 million, or 21.0%, due to the repayment of $40.0 million of FHLBNY advances. Other assets decreased $1.0 million due to a decrease in prepaid expenses. Loans increased $15.0 million, primarily due to increases in the commercial owner occupied and commercial non-owner occupied portfolio's balances, partially offset by a decrease in the construction portfolio balance.

Total liabilities were $1.84 billion at March 31, 2025. This represented a $6.3 million, or 0.3%, decrease, from $1.84 billion at December 31, 2024. The decrease in total liabilities was primarily due to a decrease in FHLBNY borrowings of $40.0 million, or 27.6%, to $105.0 million, partially offset by an increase in deposits of $35.6 million, or 2.2%, to $1.67 billion at March 31, 2025. The decrease in borrowings was attributed to the repayment of $40.0 million in FHLBNY advances, while the increase in deposits was primarily due to an increase in money market deposits of $128.4 million, partially offset by a decrease in brokered time deposits of $88.9 million.

Total equity was $305.9 million and $300.1 million at March 31, 2025 and December 31, 2024, respectively, an increase of $5.9 million from December 31, 2024. The increase was primarily due to the retention of earnings, partially offset by the payment of $2.1 million of cash dividends.
The following table presents certain key condensed balance sheet data as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$209,036	$221,527	$(12,491)	(5.6)%
Investment securities	14,340	14,760	(420)	(2.8)%
Loans, net of unearned income	1,883,175	1,868,153	15,022	0.8%
Allowance for credit losses	(33,091)	(32,573)	(518)	1.6%
Total assets	2,141,855	2,142,236	(381)	—%
Total deposits	1,666,681	1,631,050	35,631	2.2%
FHLBNY borrowings	105,000	145,000	(40,000)	(27.6)%
Subordinated debt	43,348	43,300	48	0.1%
Total liabilities	1,835,913	1,842,163	(6,250)	(0.3)%
Total equity	305,942	300,073	5,869	2.0%
Total liabilities and equity	2,141,855	2,142,236	(381)	—%

Cash and cash equivalents

Cash and cash equivalents decreased $12.5 million to $209.0 million at March 31, 2025 from $221.5 million at December 31, 2024, a decrease of 5.6%. The decrease was primarily due to an increase in loans, and a decrease in FHLBNY borrowings, partially offset by an increase in deposits.

Investment securities

Total investment securities decreased to $14.3 million at March 31, 2025, from $14.8 million at December 31, 2024, a decrease of $0.4 million or 2.8%. The decrease was attributed to normal pay downs of securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

Loans

Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around Southern New Jersey and Philadelphia, Pennsylvania. We have also expanded our lending footprint in other areas, including New York and most recently South Carolina. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans.
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

Loans receivable: Loans receivable increased to $1.88 billion at March 31, 2025, from $1.87 billion at December 31, 2024, an increase of $15.0 million, or 0.8%. The increase was primarily due to increases in the commercial-owner occupied, and commercial non-owner occupied, loan portfolios, partially offset by a decrease in the construction loan portfolio. Loans receivable as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31, 2025		December 31, 2024
	Amount	Percentage of Loans to total Loans	Amount	Percentage of Loans to total Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$33,786	1.8%	$35,381	1.9%	$(1,595)	(4.5)%
Construction	126,462	6.7%	149,346	8.0%	(22,884)	(15.3)%
Real Estate Mortgage:
Commercial – Owner Occupied	175,156	9.3%	160,441	8.6%	14,715	9.2%
Commercial – Non-owner Occupied	405,827	21.6%	371,298	19.9%	34,529	9.3%
Residential – 1 to 4 Family	453,345	24.1%	447,880	24.0%	5,465	1.2%
Residential – 1 to 4 Family Investment	505,418	26.8%	524,167	28.1%	(18,749)	(3.6)%
Residential – Multifamily	178,477	9.5%	174,756	9.4%	3,721	2.1%
Consumer	4,704	0.2%	4,884	0.3%	(180)	(3.7)%
Total Loans	$1,883,175	100.0%	$1,868,153	100.0%	$15,022	0.8%

Deposits

At March 31, 2025, total deposits increased to $1.67 billion from $1.63 billion at December 31, 2024, an increase of $35.6 million, or 2.2%. The increase in deposits was primarily due to an increase in money market deposits of $128.4 million, partially offset by a decrease in brokered time deposits of $88.9 million The increase in our money market deposits was primarily due to the increase of $106.7 million in our premier money market account balance, and an increase of $28.3 million in our municipal money market account balance. The decrease in the brokered time deposit balance is primarily attributed to $75.0 million in Wells Fargo brokered CD maturities, and $13.2 million in CDARs brokered CD maturities, respectively. The increase in the estimated uninsured deposits balance is mainly due to an increase in our cannabis and municipal deposit balances.

	March 31,	December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$185,348	$184,037	$1,311	0.7%
Interest-bearing
Checking	56,241	60,499	(4,258)	(7.0)%
Savings	54,482	55,912	(1,430)	(2.6)%
Money market	743,814	615,444	128,370	20.9%
Time deposits	626,796	715,158	(88,362)	(12.4)%
Total deposits	$1,666,681	$1,631,050	$35,631	2.2%
Estimated uninsured deposits	$784,064	$642,730	$141,334	22.0%
Total brokered deposits	$121,794	$215,722	$(93,928)	(43.5)%

Borrowings
Total borrowings were $148.3 million at March 31, 2025 and $188.3 million at December 31, 2024. The decrease in borrowings is due to a decrease of $40.0 million in FHLBNY advances. At March 31, 2025, $85.0 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $305.9 million at March 31, 2025 from $300.1 million at December 31, 2024, an increase of $5.9 million, or 2.0%, primarily due to the retention of earnings from the period, partially offset by the payment of $2.1 million of cash dividends.

Liquidity and Capital Resources
Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2025, our cash position was $209.0 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.
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

We also use brokered deposits as a funding source. The Bank primarily utilizes brokered relationships with Wells Fargo, Piper Sandler, and Stonecastle. As of March 31, 2025, the Company had $121.6 million sourced from these relationships. For an additional source of brokered liquidity, the Bank joined the IntraFi Financial Network. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of March 31, 2025, the Company did not have any deposits sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of March 31, 2025, the Company had lines of credit with the FHLBNY of $685.0 million, of which $105.0 million was outstanding, and an additional $40.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $540.0 million at March 31, 2025. As of March 31, 2025, the Company had a borrowing capacity through the FRB discount window of $283.0 million. There were no balances outstanding with the FRB as of March 31, 2025.

We had outstanding loan commitments of $137.5 million at March 31, 2025. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2025 and 2024.

Cash provided by operating activities was $7.0 million in the three months ended March 31, 2025, compared to $8.4 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the decrease in accrued interest payable and other accrued liabilities, partially offset by a decrease in accrued interest receivable and other assets.
Cash used in investing activities was $13.1 million in the three months ended March 31, 2025, compared to cash provided from investing activities of $3.6 million in the same period last year. The increase in cash used in the investing activities during the three months ended March 31, 2025, was primarily due to the increase in cash outflow from the origination of loans.
Cash used in financing activities was $6.4 million in the three months ended March 31, 2025, compared to cash used in financing activities of $21.2 million in the same period last year. The decrease in cash provided by financing activities during the three months ended March 31, 2025, was primarily due to an increase in noninterest-bearing deposits, partially offset by lower increase in interest-bearing deposits, and the net decrease in FHLBNY borrowings.

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

Total equity increased $5.9 million at March 31, 2025, from December 31, 2024, primarily from the Company’s net income of $7.8 million for the period, net of common and preferred stock dividends of $2.1 million.
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
Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2025, the Bank and the Company were both considered “well capitalized”.
The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at March 31, 2025:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$319,305	14.99%	$348,490	16.36%

Critical Accounting Policies
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable.

(c)    Issuer Purchases of Equity Securities. The Company did not repurchase any shares of common stock during the quarter ended March 31, 2025.

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

101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	May 7, 2025	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)