Form 10-Q
period 2025-06-30
PARKE BANCORP, INC.
filed 2025-08-06
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Yes ☐                 No ☒

As of August 6, 2025, there were 11,847,197 shares of the registrant's common stock ($0.10 par value) outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands except per share data)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$7,274	$4,624
Interest bearing deposits with banks	176,980	216,903
Cash and cash equivalents	184,254	221,527
Investment securities available for sale, at fair value	4,917	5,551
Investment securities held to maturity, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024 (fair value of $7,451 at June 30, 2025 and $7,492 at December 31, 2024)	9,084	9,209
Total investment securities	14,001	14,760
Loans, net of unearned income	1,934,786	1,868,153
Less: Allowance for credit losses	(33,770)	(32,573)
Net loans	1,901,016	1,835,580
Accrued interest receivable	10,166	9,659
Premises and equipment, net	5,581	5,316
Restricted stock	6,691	8,619
Bank owned life insurance (BOLI)	29,404	29,070
Deferred tax asset	9,083	9,113
Other real estate owned (OREO)	1,562	1,562
Other	8,574	7,030
Total assets	$2,170,332	$2,142,236
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$188,738	$184,037
Interest-bearing deposits	1,504,724	1,447,013
Total deposits	1,693,462	1,631,050
FHLBNY borrowings	100,000	145,000
Subordinated debentures	43,395	43,300
Accrued interest payable	6,786	7,968
Other	14,533	14,845
Total liabilities	1,858,176	1,842,163
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at June 30, 2025 and December 31, 2024	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,327,850 shares and 12,313,489 shares at June 30, 2025 and December 31, 2024, respectively	1,233	1,231
Additional paid-in capital	138,014	137,784
Retained earnings	180,141	168,347
Accumulated other comprehensive loss	(251)	(337)
Treasury stock, 484,522 shares at June 30, 2025 and December 31, 2024, at cost	(7,306)	(7,277)
Total shareholders’ equity	312,156	300,073
Total liabilities and shareholders' equity	$2,170,332	$2,142,236

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$32,756	$28,732	$64,232	$56,815
Interest and dividends on investments	232	248	520	497
Interest on deposits with banks	2,036	1,209	4,118	2,354
Total interest income	35,024	30,189	68,870	59,666
Interest expense:
Interest on deposits	15,144	13,684	30,312	27,141
Interest on borrowings	2,009	2,193	4,080	4,159
Total interest expense	17,153	15,877	34,392	31,300
Net interest income	17,871	14,312	34,478	28,366
Provision for credit losses	984	483	1,574	687
Net interest income after provision for credit losses	16,887	13,829	32,904	27,679
Non-interest income
Service fees on deposit accounts	312	359	620	738
Gain on sale of SBA loans	—	25	—	25
Other loan fees	145	163	322	402
Bank owned life insurance income	169	162	334	322
Other	190	492	361	776
Total non-interest income	816	1,201	1,637	2,263
Non-interest expense
Compensation and benefits	3,264	3,070	6,555	6,289
Professional services	652	551	1,366	996
Occupancy and equipment	676	672	1,364	1,313
Data processing	425	264	845	629
FDIC insurance and other assessments	384	322	734	653
OREO expense	100	236	227	589
Other operating expense	1,179	1,120	2,127	2,301
Total non-interest expense	6,680	6,235	13,218	12,770
Income before income tax expense	11,023	8,795	21,323	17,172
Income tax expense	2,740	2,340	5,262	4,566
Net income attributable to Company	8,283	6,455	16,061	12,606
Less: Preferred stock dividend	(5)	(5)	(10)	(11)
Net income available to common shareholders	$8,278	$6,450	$16,051	$12,595
Earnings per common share
Basic	$0.70	$0.54	$1.36	$1.05
Diluted	$0.69	$0.53	$1.34	$1.04
Weighted average common shares outstanding
Basic	11,843,328	11,962,197	11,839,856	11,960,487
Diluted	12,008,224	12,119,359	12,007,594	12,125,546

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to the Company	$8,283	$6,455	$16,061	$12,606
Unrealized gain on investment securities	46	32	116	(3)
Tax impact on unrealized (gain)	(12)	(8)	(30)	1
Total unrealized gain (loss) on investment securities	34	24	86	(2)
Comprehensive income attributable to the Company	$8,317	$6,479	$16,147	$12,604

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three and Six months ended June 30, 2025

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, March 31, 2025	325	$325	12,327,850	$1,233	$137,951	$173,995	$(285)	$(7,277)	$305,942
Net income attributable to the company	—	—	—	—	—	8,283	—	—	8,283
Other comprehensive income	—	—	—	—	—	—	34	—	34
Stock compensation expense	—	—	—	—	63	—	—	—	63
Excise tax payment on stock repurchase	—	—	—	—	—	—	—	(29)	(29)
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,132)	—	—	(2,132)
Balance, June 30, 2025	325	$325	12,327,850	$1,233	$138,014	$180,141	$(251)	$(7,306)	$312,156
Six Months Ended
Balance, December 31, 2024	325	$325	12,313,489	$1,231	$137,784	$168,347	$(337)	$(7,277)	$300,073
Net income attributable to the company	—	—	—	—	—	16,061	—	—	16,061
Common stock options exercised	—	—	14,361	2	97	—	—	—	99
Other comprehensive income	—	—	—	—	—	—	86	—	86
Stock compensation expense	—	—	—	—	133	—	—	—	133
Excise tax payment on stock repurchase	—	—	—	—	—	—	—	(29)	(29)
Dividend on preferred stock ($30.00 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividend on common stock ($0.36 per share)	—	—	—	—	—	(4,257)	—	—	(4,257)
Balance, June 30, 2025	325	$325	12,327,850	$1,233	$138,014	$180,141	$(251)	$(7,306)	$312,156

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three and Six months ended June 30, 2024

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, March 31, 2024	375	$375	12,247,343	$1,225	$136,801	$153,430	$(430)	$(3,015)	$288,386
Net income attributable to the company	—	—	—	—	—	6,455	—	—	6,455
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Common stock options exercised	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	24	—	24
Stock compensation expense	—	—	—	—	96	—	—	—	96
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,155)	—	—	(2,155)
Balance, June 30, 2024	325	$325	12,254,220	$1,225	$136,946	$157,725	$(406)	$(3,015)	$292,800
Six Months Ended
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income attributable to the company	—	—	—	—	—	12,606	—	—	12,606
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Common stock options exercised	—	—	6,522	1	55	—	—	—	56
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	142	—	—	—	142
Dividend on preferred stock ($30.00 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividend on common stock ($0.36 per share)	—	—	—	—	—	(4,307)	—	—	(4,307)
Balance, June 30, 2024	325	$325	12,254,220	$1,225	$136,946	$157,725	$(406)	$(3,015)	$292,800

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$16,061	$12,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	286
Provision for credit losses	1,574	687
Increase in value of bank owned life insurance	(334)	(322)
Gain on sale of SBA loans	—	(25)
SBA loans originated for sale	—	(300)
Proceeds from sale of SBA loans originated for sale	—	325
Net accretion of purchase premiums and discounts on securities	(23)	(22)
Stock based compensation	133	142
Net changes in:
(Increase) decrease in accrued interest receivable and other assets	(2,051)	2,824
(Decrease) increase in accrued interest payable and other accrued liabilities	(1,874)	1,048
Net cash provided by operating activities	13,758	17,249
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	741	824
Repayments and maturities of investment securities held to maturity	157	73
Net increase in loans	(66,630)	(17,796)
Purchases of bank premises and equipment	(442)	(53)
Redemptions of restricted stock	4,963	3,600
Purchases of restricted stock	(3,035)	(5,946)
Net cash used in investing activities	(64,246)	(19,298)
Cash Flows from Financing Activities:
Cash dividends	(4,267)	(4,318)
Proceeds from exercise of stock options	99	56
Conversion of Series B preferred stock	—	(1)
Excise tax payment on purchase of treasury stock	(29)	—
Decrease in FHLBNY long-term borrowings	—	(75,000)
Net (decrease) increase in FHLBNY short-term borrowings	(45,000)	125,000
Net increase (decrease) in noninterest-bearing deposits	4,701	(33,428)
Net increase (decrease) in interest-bearing deposits	57,711	(22,958)
Net cash provided by (used in) financing activities	13,215	(10,649)
Net decrease in cash and cash equivalents	(37,273)	(12,698)
Cash and Cash Equivalents, January 1,	221,527	180,376
Cash and Cash Equivalents, June 30,	$184,254	$167,678

Supplemental Disclosure of Cash Flow Information:
Interest paid	$35,575	$30,394
Income taxes paid	$6,082	$1,702

Non-cash Investing and Financing Items
Accrued dividends payable	$2,137	$2,160

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying interim financial statements for the three and six months ended June 30, 2025 and 2024 are unaudited. The balance sheet as of December 31, 2024, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the full year or any other period.

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

The following table presents segment profit and significant expenses.

Community Banking Segment
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total interest income	$35,024	$30,189	$68,870	$59,666
Total interest expense	17,153	15,877	34,392	31,300
Provision for credit losses	984	483	1,574	687
Net interest income after provision for credit losses	16,887	13,829	32,904	27,679

Total non-interest income	816	1,201	1,637	2,263
Total non-interest expense	6,680	6,235	13,218	12,770
Income before income tax expense	11,023	8,795	21,323	17,172
Income tax expense	2,740	2,340	5,262	4,566
Net income attributable to the Company	$8,283	$6,455	$16,061	$12,606
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$8,283	$6,455	$16,061	$12,606

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2025 and December 31, 2024. None of the securities shown below required an allowance for credit losses.

		Gross	Gross
	Amortized	unrealized	unrealized
As of June 30, 2025	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$5,255	$6	$344	$4,917
Total available for sale	$5,255	$6	$344	$4,917

Held to maturity:
Residential mortgage-backed securities	$5,096	$—	$1,126	$3,970
States and political subdivisions	3,988	—	507	3,481
Total held to maturity	$9,084	$—	$1,633	$7,451

		Gross	Gross
	Amortized	unrealized	unrealized
As of December 31, 2024	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,005	$2	$456	$5,551
Total available for sale	$6,005	$2	$456	$5,551

Held to maturity:
Residential mortgage-backed securities	$5,256	$—	$1,205	$4,051
States and political subdivisions	3,953	3	515	3,441
Total held to maturity	$9,209	$3	$1,720	$7,492

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2025 are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,237	2,111
Due after five years through ten years	871	800
Due after ten years	2,147	2,006
Total available for sale	$5,255	$4,917

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,516	1,517
Due after five years through ten years	2,472	1,964
Due after ten years	5,096	3,970
Total held to maturity	$9,084	$7,451

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2025 and 2024. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

As of June 30, 2025	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$1	$—	$4,439	$344	$4,440	$344
Total available for sale	$1	$—	$4,439	$344	$4,440	$344

As of December 31, 2024	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$80	$1	$4,973	$455	$5,053	$456
Total available for sale	$80	$1	$4,973	$455	$5,053	$456

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 1 security in the less than 12 months loss position and 14 securities in the 12 months or greater loss position at June 30, 2025. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at June 30, 2025.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at June 30, 2025.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At June 30, 2025 and December 31, 2024, the Company had $1.93 billion and $1.87 billion, respectively, in loans receivable outstanding. Outstanding balances include $0.3 million and $1.8 million at June 30, 2025 and December 31, 2024, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at June 30, 2025 and December 31, 2024, consist of the following:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial and Industrial	$33,012	$35,381
Construction	164,338	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	162,710	160,441
Commercial – Non-owner Occupied	446,393	371,298
Residential – 1 to 4 Family	441,102	447,880
Residential – 1 to 4 Family Investment	504,996	524,167
Residential – Multifamily	177,839	174,756
Consumer	4,396	4,884
Total Loan receivable	1,934,786	1,868,153
Allowance for credit losses on loans	(33,770)	(32,573)
Total loan receivable, net of allowance for credit losses on loans	$1,901,016	$1,835,580

An age analysis of past due loans by class at June 30, 2025 and December 31, 2024 is as follows:

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
June 30, 2025	Due	Due	Days	Past Due	Current	Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$667	$667	$32,345	$33,012
Construction	—	—	1,091	1,091	163,247	164,338
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	162,310	162,710
Commercial – Non-owner Occupied	150	14,211	4,998	19,359	427,034	446,393
Residential – 1 to 4 Family	—	1,245	2,174	3,419	437,683	441,102
Residential – 1 to 4 Family Investment	—	872	1,867	2,739	502,257	504,996
Residential – Multifamily	—	—	—	—	177,839	177,839
Consumer	33	46	—	79	4,317	4,396
Total Loans	$183	$16,374	$11,197	$27,754	$1,907,032	$1,934,786

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
December 31, 2024	Due	Due	Days	Past Due	Current	Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$684	$684	$34,697	$35,381
Construction	—	—	1,091	1,091	148,255	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	160,041	160,441
Commercial – Non-owner Occupied	—	—	5,485	5,485	365,813	371,298
Residential – 1 to 4 Family	223	362	2,883	3,468	444,412	447,880
Residential – 1 to 4 Family Investment	—	454	1,609	2,063	522,104	524,167
Residential – Multifamily	—	—	—	—	174,756	174,756
Consumer	34	—	—	34	4,850	4,884
Total Loans	$257	$816	$12,152	$13,225	$1,854,928	$1,868,153

The following table provides the amortized cost of loans on nonaccrual status:

	June 30, 2025
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$667	$667	$—	$667
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,192	3,806	4,998	—	4,998
Residential - 1 to 4 Family	1,808	366	2,174	—	2,174
Residential - 1 to 4 Family Investment	1,867	—	1,867	—	1,867
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,358	$4,839	$11,197	$—	$11,197

	December 31, 2024
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$684	$684	$—	$684
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,389	3,806	5,195	290	5,485
Residential - 1 to 4 Family	2,048	746	2,794	89	2,883
Residential - 1 to 4 Family Investment	1,609	—	1,609	—	1,609
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,537	$5,236	$11,773	$379	$12,152

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures was $1.2 million and $867.0 thousand, respectively, on exposures totaling $238.7 million and $172.2 million, respectively. The provision for credit losses on off balance sheet exposures during the three and six months ended June 30, 2025 and 2024 were $306.0 thousand and $439.0 thousand, and $379.7 thousand and $397.0 thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2025
March 31, 2025	$1,048	$2,275	$2,470	$7,361	$8,814	$8,855	$2,202	$66	$33,091
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	1
Provisions (benefits)	(58)	847	(432)	1,199	(443)	(362)	(61)	(12)	678
Ending Balance at June 30, 2025	$991	$3,122	$2,038	$8,560	$8,371	$8,493	$2,141	$54	$33,770
Six months ended June 30, 2025
December 31, 2024	$1,097	$3,037	$1,871	$6,300	$9,166	$8,832	$2,203	$67	$32,573
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	—	2
Provisions (benefits)	(108)	85	167	2,260	(795)	(339)	(62)	(13)	1,195
Ending Balance at June 30, 2025	$991	$3,122	$2,038	$8,560	$8,371	$8,493	$2,141	$54	$33,770

During the quarter, the increase to the Commercial Non-Owner Occupied, and the Construction portfolio's was due to an increase in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The provision benefit during the quarter to the Commercial Owner Occupied, Residential 1 to 4 Family, and Residential 1 to 4 Family Investment portfolio segments is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

For the six months ended June 30, 2025, the increase to the Commercial Non-Owner Occupied portfolio was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segment. The provision benefit during the six months ended June 30, 2025 to the Residential 1 to 4 Family segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2024
March 31, 2024	$1,060	$3,033	$1,691	$5,386	$9,335	$9,596	$1,747	$70	$31,918
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	2	—	1	—	—	—	—	—	3
Provisions (benefits)	6	959	(156)	28	(265)	87	(144)	10	525
Ending Balance at June 30, 2024	$1,068	$3,992	$1,536	$5,414	$9,070	$9,683	$1,603	$59	$32,425
Six months ended June 30, 2024
December 31, 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	24	—	1	—	—	—	—	—	25
Provisions (benefits)	118	645	(260)	(1,694)	9	900	554	18	290
Ending Balance at June 30, 2024	$1,068	$3,992	$1,536	$5,414	$9,070	$9,683	$1,603	$59	$32,425

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

For the six months ended June 30, 2024, the increase in the Construction and Residential Multifamily portfolios was due to increases in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The increase in the Residential 1 to 4 Family Investment portfolio was due to increase to the qualitative factors related to concentration and problem loan levels within the portfolio segments. The decrease to the Commercial Owner Occupied and Commercial Non-owner Occupied portfolios was due to decreases in the portfolio balances that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at June 30, 2025:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$667	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	4,998	—	—
Residential - 1 to 4 Family	2,174	—	—
Residential - 1 to 4 Family Investment	1,867	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$11,197	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2024:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$684	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	5,195	—	—
Residential - 1 to 4 Family	2,794	—	—
Residential - 1 to 4 Family Investment	1,609	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$11,773	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of June 30, 2025.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$472	$1,128	$3,817	$800	$4	$6,259	$19,865	$32,345
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	667	667
Doubtful	—	—	—	—	—	—	—	—
	$472	$1,128	$3,817	$800	$4	$6,259	$20,532	$33,012
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$—	$—	$1,389	$—	$1,205	$160,653	$163,247
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,389	$—	$2,296	$160,653	$164,338
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$5,023	$23,445	$32,880	$34,383	$11,745	$52,120	$2,714	$162,310
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$5,023	$23,445	$32,880	$34,383	$11,745	$52,520	$2,714	$162,710
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$74,506	$38,642	$15,008	$92,545	$30,603	$161,120	$12,938	$425,362
OAEM	—	—	—	—	—	4,668	—	4,668
Substandard	—	—	—	—	—	16,363	—	16,363
Doubtful	—	—	—	—	—	—	—	—
	$74,506	$38,642	$15,008	$92,545	$30,603	$182,151	$12,938	$446,393
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$24,292	$46,139	$50,150	$101,258	$51,537	$163,540	$2,012	$438,928
Nonperforming	—	—	554	356	—	1,264	—	2,174
	$24,292	$46,139	$50,704	$101,614	$51,537	$164,804	$2,012	$441,102
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$19,443	$55,022	$75,147	$119,080	$94,976	$139,461	$—	$503,129
Nonperforming	—	—	986	881	—	—	—	1,867
	$19,443	$55,022	$76,133	$119,961	$94,976	$139,461	$—	$504,996
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$17,744	$4,648	$4,860	$82,143	$31,398	$37,046	$—	$177,839
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$17,744	$4,648	$4,860	$82,143	$31,398	$37,046	$—	$177,839
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$236	$—	$—	$—	$4,149	$11	$4,396
Nonperforming	—	—	—	—	—	—	—	—
	$—	$236	$—	$—	$—	$4,149	$11	$4,396
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$141,480	$169,260	$183,402	$432,835	$220,263	$588,686	$198,860	$1,934,786

As of June 30, 2025, the Company was in the process of foreclosing on 27 residential 1 to 4 family loans with a principal balance of $6.0 million.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2024.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$1,351	$4,231	$654	$6	$658	$6,213	$21,584	$34,697
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	407	—	—	—	277	684
Doubtful	—	—	—	—	—	—	—	—
	$1,351	$4,231	$1,061	$6	$658	$6,213	$21,861	$35,381
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

Construction
Pass	$—	$315	$1,800	$—	$193	$—	$145,947	$148,255
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$315	$1,800	$—	$193	$1,091	$145,947	$149,346
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$21,893	$33,293	$34,831	$11,942	$6,705	$48,946	$2,431	$160,041
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$21,893	$33,293	$34,831	$11,942	$6,705	$49,346	$2,431	$160,441
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$38,697	$15,635	$75,261	$31,460	$23,780	$153,027	$16,494	$354,354
OAEM	—	—	—	—	—	11,459	—	11,459
Substandard	—	—	—	—	249	4,946	290	5,485
Doubtful	—	—	—	—	—	—	—	—
	$38,697	$15,635	$75,261	$31,460	$24,029	$169,432	$16,784	$371,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$48,704	$53,018	$108,691	$56,027	$29,580	$145,467	$3,510	$444,997
Nonperforming	—	644	375	—	602	1,262	—	2,883
	$48,704	$53,662	$109,066	$56,027	$30,182	$146,729	$3,510	$447,880
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$58,772	$79,266	$127,600	$103,343	$44,301	$109,276	$—	$522,558
Nonperforming	—	995	614	—	—	—	—	1,609
	$58,772	$80,261	$128,214	$103,343	$44,301	$109,276	$—	$524,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Nonperforming	—	—	—	—	—	—	—	—
	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$21

Total Loan Receivable	$176,433	$192,339	$443,151	$228,188	$115,218	$522,280	$190,544	$1,868,153

Modifications to Borrowers Experiencing Financial Difficulty

During the periods ended June 30, 2025 and 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands except share and per share data)		(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$8,283	$6,455	$16,061	$12,606
Less: Dividend on series B preferred stock	(5)	(5)	(10)	(11)
Net income available to common shareholders	8,278	6,450	16,051	12,595
Basic weighted-average common shares outstanding	11,843,328	11,962,197	11,839,856	11,960,487
Basic earnings per common share	$0.70	$0.54	$1.36	$1.05
Diluted earnings per common share
Net income available to common shares	$8,278	$6,450	$16,051	$12,595
Add: Dividend on series B preferred stock	5	5	10	11
Net income available to diluted common shares	8,283	6,455	16,061	12,606
Basic weighted-average common shares outstanding	11,843,328	11,962,197	11,839,856	11,960,487
Dilutive potential common shares	164,896	157,162	167,738	165,059
Diluted weighted-average common shares outstanding	12,008,224	12,119,359	12,007,594	12,125,546
Diluted earnings per common share	$0.69	$0.53	$1.34	$1.04

As of June 30, 2025 and December 31, 2024, there were 322,755 and 283,441 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of June 30, 2025
Residential mortgage-backed securities	$—	$4,917	$—	$4,917
Total	$—	$4,917	$—	$4,917
As of December 31, 2024
Residential mortgage-backed securities	$—	$5,551	$—	$5,551
Total	$—	$5,551	$—	$5,551

For the six months ended June 30, 2025, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2025 and 2024.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2025
Collateral-dependent loans	$—	$—	$5,120	$5,120
OREO	—	—	1,562	1,562
As of December 31, 2024
Collateral-dependent loans	$—	$—	$5,189	$5,189
OREO	—	—	1,562	1,562

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at June 30, 2025 and December 31, 2024:

	Carrying	Fair Value
June 30, 2025	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,084	$7,451	$—	$7,451	$—
Loans, net	1,901,016	1,908,531	—	1,897,303	11,228

Financial Liabilities:
Time deposits	$588,952	$589,445	$—	$589,445	$—
Borrowings	143,395	143,917	—	143,917	—

	Carrying	Fair Value
December 31, 2024	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,209	$7,492	$—	$7,492	$—
Loans, net	1,835,580	1,834,007	—	1,822,203	11,804

Financial Liabilities:
Time deposits	$715,158	$716,904	$—	$716,904	$—
Borrowings	188,300	189,621	—	189,621	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2025. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of June 30, 2025 and December 31, 2024, unused commitments to extend credit amounted to approximately $161.9 million and $122.5 million, respectively. At June 30, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures was $1.2 million and $867.0 thousand, respectively, an increase of $379.7 thousand, mainly due to the increase in the unused commitment balance.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2025 and December 31, 2024, standby letters of credit with customers were $0.6 million and $0.6 million, respectively.

On June 30, 2025, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $60.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on September 30, 2025. There were no outstanding borrowings on the letters of credit as of June 30, 2025.

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

At June 30, 2025 and December 31, 2024, deposit balances from cannabis customers were approximately $221.0 million and $151.9 million, or 13.1% and 9.3% of total deposits, respectively, with two customers accounting for 70.5% and 59.3% of the total at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, there were cannabis-related loans in the amounts of $46.3 million and $43.4 million, respectively.

NOTE 8. SUBSEQUENT EVENTS

On July 15, 2025, the Company fully redeemed the 6.5% Fixed to Floating Rate Notes (the “Subordinated Debt”) at a redemption price of 100% of the principal amount thereof, or $30 million, including the interest accrued on such principal amount up to the redemption date.  After the redemption, the outstanding principal balance on the Subordinated Debt has been reduced to zero.

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

At June 30, 2025, we had total assets of $2.17 billion, and total equity of $312.2 million. Net income available to common shareholders for the three and six months ended June 30, 2025 was $8.3 million and $16.1 million, respectively.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Income: Our net income available to common shareholders for the three months ended June, 30,  2025 increased $1.8 million, or 28.3%, to $8.3 million, compared to $6.5 million for the three months ended June 30, 2024.  Earnings per share were $0.70 per basic common share and $0.69 per diluted common share for the three months ended June 30, 2025, compared to $0.54 per basic common share and $0.53 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense.

Net Interest Income: Our net interest income was $17.9 million for the second quarter of 2025 compared to $14.3 million for the second quarter of 2024, an increase of $3.6 million, or 24.9%. Net interest income increased during the three months ended June 30, 2025, primarily due to an increase in interest and fees on loans and an increase in interest on deposits with banks, partially offset by an increase in interest expense on deposits and borrowings. Interest income increased $4.8 million, or 16.0%, during the three months ended June 30, 2025 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $4.0 million in interest and fees on loans, due to higher loan balances and market interest rates. Interest from deposits with banks increased $0.8 million during the three months ended June 30, 2025 as compared to the same period in the prior year, primarily due to higher cash balances held at the Federal Reserve Bank ("FRB"). The increase in interest income was partially offset by an increase in interest expense during the three months ended June 30, 2025 of $1.3 million, or 8.0%, primarily due to an increase in market interest rates on deposits and the overall mix of deposits of $1.5 million.

Provision for credit losses: For the three months ended June 30, 2025, the provision for credit losses was $1.0 million, compared to $0.5 million for the three months ended June 30, 2024, an increase of $0.5 million. The increase in the provision for credit losses for the three months ended June 30, 2025, was primarily due to an increase in the construction loan and the commercial non-owner occupied loan portfolios, partially offset by a decrease in the commercial owner occupied loan portfolio and a decrease in the residential - 1 to 4 family investment loan portfolio balances from March 31, 2025.

Non-interest Income: Our non-interest income was $0.8 million for the three months ended June 30, 2025, a decrease of $0.4 million, compared to $1.2 million for the three months ended June 30, 2024. The decrease is primarily attributable to a decrease in other income attributed to legal settlements and insurance proceeds received during the same period in 2024.

Non-interest Expense: Our non-interest expense increased $0.4 million, or 7.1%, for the three months ended June 30, 2025, from the three months ended June 30, 2024, to $6.7 million.  The increase was primarily driven by an increase in compensation and benefits of $0.2 million, an increase in data processing expense of $0.2 million, and an increase in professional services of $0.1 million, for the three months ended June 30, 2025 compared to the same period in 2024, partially offset by a decrease in other real estate owned ("OREO") expense of $0.1 million.

Income Tax: Income tax expense was $2.7 million on income before taxes of $11.0 million for the three months ended June 30, 2025, resulting in an effective tax rate of 24.9%, compared to income tax expense of $2.3 million on income before taxes of $8.8 million for the same period of 2024, resulting in an effective tax rate of 26.6%.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Income: Our net income available to common shareholders for the six months ended June 30, 2025 increased $3.5 million, or 27.4%, to $16.1 million, compared to $12.6 million for the six months ended June 30, 2024. Earnings per share were $1.36 per basic common share and $1.34 per diluted common share for the six months ended June 30, 2025, compared to $1.05 per basic common share and $1.04 per diluted common share for the six months ended June 30, 2024. The increase was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense.

Net Interest Income: Our net interest income was $34.5 million for the six months ended June 30, 2025 compared to $28.4 million for the six months ended June 30, 2024, an increase of $6.1 million, or 21.6%. Net interest income increased during the six months ended June 30, 2025, primarily due to an increase in interest and fees on loans and an increase in interest on deposits with banks, partially offset by an increase in interest expense on deposits and borrowings. Interest income increased $9.2 million, or 15.4%, during the six months ended June 30, 2025 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $7.4 million in interest and fees on loans, due to higher loan balances and market interest rates. Interest from deposits with banks increased $1.8 million during the six months ended June 30, 2025 as compared to the same period in the prior year, primarily due to higher cash balances held at the Federal Reserve Bank ("FRB"). The increase in interest income was partially offset by an increase in interest expense during the six months ended June 30, 2025 of $3.1 million, or 9.9%, primarily due to an increase in market interest rates on deposits and the overall mix of deposits of $3.2 million.

Provision for credit losses: For the six months ended June 30, 2025, the provision for credit losses was $1.6 million, compared to $0.7 million for the six months ended June 30, 2024, an increase of $0.9 million.  The increase was primarily due to an increase in the commercial non-owner occupied and construction loan portfolios outstanding loan balances of $66.6 million, from the balance at December 31, 2024, partially offset by a decrease in the residential - 1 to 4 family investment loan portfolio.

Non-interest Income:  Our non-interest income was $1.6 million for the six months ended June 30, 2025, a decrease of $0.6 million, compared to $2.3 million for the six months ended June 30, 2024.  The decrease was primarily driven by a decrease in other income of $0.4 million, and a decrease in service fees on deposit accounts of $0.1 million.

Non-interest Expense:  For the six months ended June 30, 2025, non-interest expense increased $0.4 million, or 3.5%, to $13.2 million, compared to the same period in 2024.  The increase in non-interest expense was primarily due to an increase in professional services of $0.4 million, an increase in compensation and benefits of $0.3 million, and an increase in data processing expense of $0.2 million, partially offset by a decrease in OREO expense of $0.4 million, and a decrease in other operating expense of $0.2 million, compared to the six months ended June 30, 2024.

Income Tax: Income tax expense was $5.3 million on income before taxes of $21.3 million for the six months ended June 30, 2025, resulting in an effective tax rate of 24.7%, compared to income tax expense of $4.6 million on income before taxes of $17.2 million for the same period of 2024, resulting in an effective tax rate of 26.6%.

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

	For the Three Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$1,890,100	$32,756	6.95%	$1,781,492	$28,732	6.49%
Investment securities**	21,774	232	4.28%	23,529	248	4.24%
Interest bearing deposits	187,655	2,036	4.35%	92,967	1,209	5.23%
Total interest-earning assets	2,099,529	35,024	6.69%	1,897,988	30,189	6.40%
Other assets	65,925			65,383
Allowance for credit losses	(33,183)			(31,974)
Total assets	$2,132,271			$1,931,397
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$53,529	$89	0.67%	$65,640	$124	0.76%
Money markets	753,218	8,321	4.43%	603,216	7,322	4.88%
Savings	52,213	140	1.07%	69,228	199	1.16%
Time deposits	499,118	5,397	4.34%	415,179	4,316	4.18%
Brokered certificates of deposit	111,460	1,197	4.31%	125,983	1,723	5.50%
Total interest-bearing deposits	1,469,538	15,144	4.13%	1,279,246	13,684	4.30%
Borrowings	155,398	2,009	5.19%	157,132	2,193	5.61%
Total interest-bearing liabilities	1,624,936	17,153	4.23%	1,436,378	15,877	4.45%
Non-interest bearing deposits	176,590			184,964
Other liabilities	19,778			17,635
Total non-interest bearing liabilities	196,368			202,599
Equity	310,967			292,420
Total liabilities and shareholders’ equity	$2,132,271			$1,931,397
Net interest income		$17,871			$14,312
Interest rate spread			2.46%			1.95%
Net interest margin			3.41%			3.03%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

	For the Six Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$1,884,379	$64,232	6.87%	$1,787,114	$56,815	6.39%
Investment securities**	22,058	520	4.75%	23,322	497	4.29%
Interest bearing deposits	190,892	4,118	4.35%	90,434	2,354	5.23%
Total interest-earning assets	2,097,329	68,870	6.62%	1,900,870	59,666	6.31%
Other assets	64,886			67,900
Allowance for credit losses	(32,933)			(32,137)
Total assets	$2,129,282			$1,936,633
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$59,731	$260	0.88%	$68,956	$390	1.14%
Money markets	723,392	15,963	4.45%	582,697	14,128	4.88%
Savings	53,450	287	1.08%	73,714	419	1.14%
Time deposits	492,260	10,817	4.43%	423,530	8,447	4.01%
Brokered certificates of deposit	136,832	2,985	4.40%	137,729	3,757	5.49%
Total interest-bearing deposits	1,465,665	30,312	4.17%	1,286,626	27,141	4.24%
Borrowings	157,623	4,080	5.22%	148,619	4,159	5.63%
Total interest-bearing liabilities	1,623,288	34,392	4.28%	1,435,245	31,300	4.39%
Non-interest bearing deposits	178,811			194,021
Other liabilities	19,352			17,247
Total non-interest bearing liabilities	198,163			211,268
Equity	307,831			290,120
Total liabilities and shareholders’ equity	$2,129,282			$1,936,633
Net interest income		$34,478			$28,366
Interest rate spread			2.34%			1.92%
Net interest margin			3.32%			3.00%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

Financial Condition

General

At June 30, 2025, the Company’s total assets were $2.17 billion, an increase of $28.1 million, or 1.30%, from December 31, 2024. The increase in total assets was primarily attributable to an increase in net loans of $66.6 million, partially offset by a decrease in cash and cash equivalents of $37.3 million.  Cash and cash equivalents decreased $37.3 million, or 16.8%, primarily due to the increase in loans and a decrease in FHLBNY borrowings of $45.0 million, partially offset by an increase in deposits of $62.4 million.  Loans increased $66.6 million, or 3.6%, primarily due to increases in the commercial non-owner occupied and construction loan portfolio's balances, partially offset by a decrease in the residential - 1 to 4 family investment loan portfolio balance.  FHLBNY restricted stock decreased $1.9 million, or 22.4%, due to the repayment of $45.0 million of FHLBNY advances. Other assets increased $1.5 million due to an increase in prepaid expenses.

Total liabilities were $1.86 billion at June 30, 2025.  This represented a $16.0 million, or 0.9%, increase, from $1.84 billion at December 31, 2024. The increase in total liabilities was primarily due to an increase in total deposits of $62.4 million, or 3.8%, to $1.69 billion at June 30, 2025, partially offset by a decrease in FHLBNY borrowings of $45.0 million, or 31.0%, to $100.0 million.  The increase in deposits was due to an increase in money market balances of $199.6 million, partially offset by a decrease in brokered CD balances of $124.1 million.  The decrease in borrowings was attributed to the repayment of $45.0 million in FHLBNY advances.

Total equity was $312.2 million and $300.1 million at June 30, 2025 and December 31, 2024, respectively, an increase of $12.1 million from December 31, 2024. The increase was primarily due to the retention of earnings, partially offset by the payment of $4.2 million of cash dividends.

The following table presents certain key condensed balance sheet data as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$184,254	$221,527	$(37,273)	(16.8)%
Investment securities	14,001	14,760	(759)	(5.1)%
Loans, net of unearned income	1,934,786	1,868,153	66,633	3.6%
Allowance for credit losses	(33,770)	(32,573)	(1,197)	3.7%
Total assets	2,170,332	2,142,236	28,096	1.3%
Total deposits	1,693,462	1,631,050	62,412	3.8%
FHLBNY borrowings	100,000	145,000	(45,000)	(31.0)%
Subordinated debt	43,395	43,300	95	0.2%
Total liabilities	1,858,176	1,842,163	16,013	0.9%
Total equity	312,156	300,073	12,083	4.0%
Total liabilities and equity	2,170,332	2,142,236	28,096	1.3%

Cash and cash equivalents

Cash and cash equivalents decreased $37.3 million to $184.3 million at June 30, 2025 from $221.5 million at December 31, 2024, a decrease of 16.8%. The decrease was primarily due to an increase in loans, and a decrease in FHLBNY borrowings, partially offset by an increase in deposits.

Investment securities

Total investment securities decreased to $14.0 million at June 30, 2025, from $14.8 million at December 31, 2024, a decrease of $0.8 million or 5.1%. The decrease was attributed to normal pay downs of securities. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $1.93 billion at June 30, 2025, from $1.87 billion at December 31, 2024, an increase of $66.6 million, or 3.6%. The increase was primarily due to increases in the commercial non-owner occupied, and construction loan portfolios, partially offset by a decrease in the residential - 1 to 4 family investment loan portfolio.  Loans receivable as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30, 2025		December 31, 2024
		Percentage of		Percentage of
		Loans to total		Loans to total
	Amount	Loans	Amount	Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$33,012	1.7%	$35,381	1.9%	$(2,369)	(6.7)%
Construction	164,338	8.5%	149,346	8.0%	14,992	10.0%
Real Estate Mortgage:
Commercial – Owner Occupied	162,710	8.4%	160,441	8.6%	2,269	1.4%
Commercial – Non-owner Occupied	446,393	23.1%	371,298	19.9%	75,095	20.2%
Residential – 1 to 4 Family	441,102	22.8%	447,880	24.0%	(6,778)	(1.5)%
Residential – 1 to 4 Family Investment	504,996	26.1%	524,167	28.1%	(19,171)	(3.7)%
Residential – Multifamily	177,839	9.2%	174,756	9.4%	3,083	1.8%
Consumer	4,396	0.2%	4,884	0.3%	(488)	(10.0)%
Total Loans	$1,934,786	100.0%	$1,868,153	100.0%	$66,633	3.6%

Deposits

At June 30, 2025, total deposits increased to $1.69 billion from $1.63 billion at December 31, 2024, an increase of $62.4 million, or 3.8%. The increase in deposits was primarily due to an increase in money market deposits of $199.6 million, partially offset by a decrease in brokered time deposits of $121.7 million The increase in our money market deposits was primarily due to the increase of $172.8 million in our premier money market account balance, and an increase of $33.4 million in our municipal money market account balance. The decrease in the brokered time deposit balance is primarily attributable to $110.1 million in brokered CD maturities, and $13.2 million in CDARs brokered CD maturities, respectively. The increase in the estimated uninsured deposits balance is mainly due to an increase in our cannabis and municipal deposit balances.

	June 30,	December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$188,738	$184,037	$4,701	2.6%
Interest-bearing
Checking	50,591	60,499	(9,908)	(16.4)%
Savings	50,145	55,912	(5,767)	(10.3)%
Money market	815,036	615,444	199,592	32.4%
Time deposits	588,952	715,158	(126,206)	(17.6)%
Total deposits	$1,693,462	$1,631,050	$62,412	3.8%
Estimated uninsured deposits	$823,837	$642,730	$181,107	28.2%
Total brokered deposits	$86,777	$215,722	$(128,945)	(59.8)%

Borrowings

Total borrowings were $143.4 million at June 30, 2025 and $188.3 million at December 31, 2024.  The decrease in borrowings is due to a decrease of $45.0 million in FHLBNY advances.  At June 30, 2025, $80.0 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $312.2 million at June 30, 2025 from $300.1 million at December 31, 2024, an increase of $12.1 million, or 4.0%, primarily due to the retention of earnings from the period, partially offset by the payment of $4.2 million of cash dividends.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2025, our cash position was $184.3 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.

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

We also use brokered deposits as a funding source. The Bank primarily utilizes brokered relationships with Wells Fargo, Piper Sandler, and Stonecastle.  As of June 30, 2025, the Company had $86.8 million sourced from these relationships. For an additional source of brokered liquidity, the Bank joined the IntraFi Financial Network. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of June 30, 2025, the Company did not have any deposits sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of June 30, 2025, the Company had lines of credit with the FHLBNY of $645.1 million, of which $100.0 million was outstanding, and an additional $60.0 million from a letter of credit for securing public funds. The remaining borrowing capacity was $485.1 million at June 30, 2025.  As of June 30, 2025, the Company had a borrowing capacity through the FRB discount window of $337.1 million. There were no balances outstanding with the FRB as of June 30, 2025.

We had outstanding loan commitments of $161.9 million at June 30, 2025. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2025 and 2024.

Cash provided by operating activities was $13.8 million during the six months ended June 30, 2025, compared to $17.2 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the increase in accrued interest receivable and other assets, and the decrease in accrued interest payable and other accrued liabilities.

Cash used in investing activities was $64.2 million during the six months ended June 30, 2025, compared to cash used in investing activities of $19.3 million in the same period last year. The increase in cash used in the investing activities during the six months ended June 30, 2025, was primarily due to the increase in cash outflow from the origination of loans.

Cash provided by financing activities was $13.2 million during the six months ended June 30, 2025, compared to cash used in financing activities of $10.6 million in the same period last year. The increase in cash provided by financing activities during the six months ended June 30, 2025, was primarily due to an increase in interest bearing and noninterest-bearing deposits, partially offset by a net decrease in FHLBNY borrowings.

Capital Adequacy

We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $12.1 million at June 30, 2025, from December 31, 2024, primarily from the Company’s net income of $16.1 million for the period, net of common and preferred stock dividends of $4.2 million.

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

Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2025, the Bank and the Company were both considered “well capitalized”.

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at June 30, 2025:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$325,485	15.26%	$354,249	16.62%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Unregistered Sales of Equity Securities. Not Applicable.

(b)         Use of Proceeds. Not Applicable.

(c)         Issuer Purchases of Equity Securities. The Company did not repurchase any shares of common stock during the quarter ended June 30, 2025.

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

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	August 6, 2025	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2025	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)