Form 10-Q
period 2025-09-30
PARKE BANCORP, INC.
filed 2025-11-05
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐                 No ☒

As of November 3, 2025, there were 11,595,553 shares of the registrant's common stock ($0.10 par value) outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands except per share data)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$6,370	$4,624
Interest bearing deposits with banks	152,943	216,903
Cash and cash equivalents	159,313	221,527
Investment securities available for sale, at fair value	5,066	5,551
Investment securities held to maturity, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024 (fair value of $7,405 at September 30, 2025 and $7,492 at December 31, 2024)	8,793	9,209
Total investment securities	13,859	14,760
Loans, net of unearned income	1,960,153	1,868,153
Less: Allowance for credit losses	(33,904)	(32,573)
Net loans	1,926,249	1,835,580
Accrued interest receivable	10,677	9,659
Premises and equipment, net	5,573	5,316
Restricted stock	5,366	8,619
Bank owned life insurance (BOLI)	32,947	29,070
Deferred tax asset	9,074	9,113
Other real estate owned (OREO)	1,562	1,562
Other	7,514	7,030
Total assets	$2,172,134	$2,142,236
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$184,771	$184,037
Interest-bearing deposits	1,567,810	1,447,013
Total deposits	1,752,581	1,631,050
FHLBNY borrowings	70,000	145,000
Subordinated debentures	13,403	43,300
Accrued interest payable	5,189	7,968
Other	16,124	14,845
Total liabilities	1,857,297	1,842,163
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at September 30, 2025 and December 31, 2024	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,372,075 shares and 12,313,489 shares at September 30, 2025 and December 31, 2024, respectively	1,237	1,231
Additional paid-in capital	138,607	137,784
Retained earnings	188,684	168,347
Accumulated other comprehensive loss	(227)	(337)
Treasury stock, 784,522 shares and 484,522 shares at September 30, 2025 and December 31, 2024, respectively, at cost	(13,789)	(7,277)
Total shareholders’ equity	314,837	300,073
Total liabilities and shareholders' equity	$2,172,134	$2,142,236

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$34,910	$30,161	$99,142	$86,976
Interest and dividends on investments	218	265	738	761
Interest on deposits with banks	1,381	1,696	5,499	4,050
Total interest income	36,509	32,122	105,379	91,787
Interest expense:
Interest on deposits	15,385	14,983	45,698	42,123
Interest on borrowings	960	2,416	5,039	6,575
Total interest expense	16,345	17,399	50,737	48,698
Net interest income	20,164	14,723	54,642	43,089
Provision for (recovery of) credit losses	364	(141)	1,938	546
Net interest income after provision for (recovery of) credit losses	19,800	14,864	52,704	42,543
Non-interest income
Service fees on deposit accounts	305	321	925	1,059
Gain on sale of SBA loans	—	(3)	—	23
Other loan fees	188	217	510	619
Bank owned life insurance income	173	166	507	488
Other	184	200	546	975
Total non-interest income	850	901	2,488	3,164
Non-interest expense
Compensation and benefits	3,318	3,178	9,873	9,466
Professional services	890	645	2,255	1,641
Occupancy and equipment	688	630	2,052	1,943
Data processing	429	348	1,274	978
FDIC insurance and other assessments	356	319	1,090	973
OREO expense	92	187	319	776
Other operating expense	1,391	1,058	3,520	3,358
Total non-interest expense	7,164	6,365	20,383	19,135
Income before income tax expense	13,486	9,400	34,809	26,572
Income tax expense	2,856	1,892	8,118	6,458
Net income attributable to Company	10,630	7,508	26,691	20,114
Less: Preferred stock dividend	(5)	(5)	(15)	(16)
Net income available to common shareholders	$10,625	$7,503	$26,676	$20,098
Earnings per common share
Basic	$0.90	$0.63	$2.26	$1.68
Diluted	$0.89	$0.62	$2.23	$1.66
Weighted average common shares outstanding
Basic	11,773,473	11,959,546	11,816,577	11,960,173
Diluted	11,958,108	12,153,393	11,989,947	12,134,828

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to the Company	$10,630	$7,508	$26,691	$20,114
Unrealized gain on investment securities	32	187	149	184
Tax impact on unrealized gain	(8)	(48)	(39)	(47)
Total unrealized gain on investment securities	24	139	110	137
Comprehensive income attributable to the Company	$10,654	$7,647	$26,801	$20,251

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three and Nine months ended September 30, 2025

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, June 30, 2025	325	$325	12,327,850	$1,233	$138,014	$180,141	$(251)	$(7,306)	$312,156
Net income attributable to the company	—	—	—	—	—	10,630	—	—	10,630
Common stock options exercised	—	—	44,225	4	546	—	—	—	550
Other comprehensive income	—	—	—	—	—	—	24	—	24
Stock compensation expense	—	—	—	—	47	—	—	—	47
Treasury stock purchase (300,000 shares)	—	—	—	—	—	—	—	(6,483)	(6,483)
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,082)	—	—	(2,082)
Balance, September 30, 2025	325	$325	12,372,075	$1,237	$138,607	$188,684	$(227)	$(13,789)	$314,837
Nine Months Ended
Balance, December 31, 2024	325	$325	12,313,489	$1,231	$137,784	$168,347	$(337)	$(7,277)	$300,073
Net income attributable to the company	—	—	—	—	—	26,691	—	—	26,691
Common stock options exercised	—	—	58,586	6	644	—	—	—	650
Other comprehensive income	—	—	—	—	—	—	110	—	110
Stock compensation expense	—	—	—	—	179	—	—	—	179
Treasury stock purchase (300,000 shares)	—	—	—	—	—	—	—	(6,483)	(6,483)
Excise tax payment on stock repurchase	—	—	—	—	—	—	—	(29)	(29)
Dividend on preferred stock ($45.00 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividend on common stock ($0.54 per share)	—	—	—	—	—	(6,339)	—	—	(6,339)
Balance, September 30, 2025	325	$325	12,372,075	$1,237	$138,607	$188,684	$(227)	$(13,789)	$314,837

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three and Nine months ended September 30, 2024

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, June 30, 2024	325	$325	12,254,220	$1,225	$136,946	$157,725	$(406)	$(3,015)	$292,800
Net income attributable to the company	—	—	—	—	—	7,508	—	—	7,508
Preferred stock shares conversion	—	—	9,896	1	111	—	—	—	112
Treasury stock purchase (100,000 shares)	—	—	—	—	—	—	—	(2,024)	(2,024)
Other comprehensive income	—	—	—	—	—	—	139	—	139
Stock compensation expense	—	—	—	—	73	—	—	—	73
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,143)	—	—	(2,143)
Balance, September 30, 2024	325	$325	12,264,116	$1,226	$137,130	$163,085	$(267)	$(5,039)	$296,460
Nine Months Ended
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income attributable to the company	—	—	—	—	—	20,114	—	—	20,114
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Common stock options exercised	—	—	16,418	2	166	—	—	—	168
Treasury stock purchase (100,000 shares)	—	—	—	—	—	—	—	(2,024)	(2,024)
Other comprehensive income	—	—	—	—	—	—	137	—	137
Stock compensation expense	—	—	—	—	215	—	—	—	215
Dividend on preferred stock ($45.00 per share)	—	—	—	—	—	(16)	—	—	(16)
Dividend on common stock ($0.54 per share)	—	—	—	—	—	(6,450)	—	—	(6,450)
Balance, September 30, 2024	325	$325	12,264,116	$1,226	$137,130	$163,085	$(267)	$(5,039)	$296,460

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$26,691	$20,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	428
Provision for credit losses	1,938	546
Increase in value of bank owned life insurance	(507)	(489)
Gain on sale of SBA loans	—	(23)
SBA loans originated for sale	—	(300)
Proceeds from sale of SBA loans originated for sale	—	323
Net accretion of purchase premiums and discounts on securities	(30)	(33)
Stock based compensation	179	215
Net changes in:
(Increase) decrease in accrued interest receivable and other assets	(1,501)	2,659
(Decrease) increase in accrued interest payable and other accrued liabilities	(2,052)	3,203
Net cash provided by operating activities	25,113	26,643
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	1,119	1,223
Repayments and maturities of investment securities held to maturity	460	112
Purchase of investment securities	(500)	—
Net increase in loans	(91,995)	(52,583)
Purchases of bank premises and equipment	(549)	(72)
Bank owned life insurance additional purchase	(3,370)	—
Redemptions of restricted stock	10,813	7,213
Purchases of restricted stock	(7,560)	(8,196)
Net cash used in investing activities	(91,582)	(52,303)
Cash Flows from Financing Activities:
Cash dividends	(6,414)	(6,466)
Treasury stock purchase	(6,483)	(2,024)
Proceeds from exercise of stock options	650	168
Conversion of Series B preferred stock	—	(1)
Excise tax payment on purchase of treasury stock	(29)	—
Repayment of sub debt	(30,000)	—
Decrease in FHLBNY long-term borrowings	(20,000)	(75,000)
Net (decrease) increase in FHLBNY short-term borrowings	(55,000)	95,000
Net increase (decrease) in noninterest-bearing deposits	734	(33,690)
Net increase in interest-bearing deposits	120,797	39,746
Net cash provided by financing activities	4,255	17,733
Net decrease in cash and cash equivalents	(62,214)	(7,927)
Cash and Cash Equivalents, January 1,	221,527	180,376
Cash and Cash Equivalents, September 30,	$159,313	$172,449

Supplemental Disclosure of Cash Flow Information:
Interest paid	$53,516	$45,732
Income taxes paid	$7,932	$3,521

Non-cash Investing and Financing Items
Accrued dividends payable	$2,087	$2,147

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying interim financial statements for the three and nine months ended September 30, 2025 and 2024 are unaudited. The balance sheet as of December 31, 2024, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year or any other period.

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

The following table presents segment profit and significant expenses.

Community Banking Segment
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest income	$36,509	$32,122	$105,379	$91,787
Total interest expense	16,345	17,399	50,737	48,698
Provision for credit losses	364	(141)	1,938	546
Net interest income after provision for credit losses	19,800	14,864	52,704	42,543

Total non-interest income	850	901	2,488	3,164
Total non-interest expense	7,164	6,365	20,383	19,135
Income before income tax expense	13,486	9,400	34,809	26,572
Income tax expense	2,856	1,892	8,118	6,458
Net income attributable to the Company	$10,630	$7,508	$26,691	$20,114
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$10,630	$7,508	$26,691	$20,114

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2025 and December 31, 2024. None of the securities shown below required an allowance for credit losses.

		Gross	Gross
	Amortized	unrealized	unrealized
As of September 30, 2025	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$4,871	$9	$314	$4,566
Corporate debt obligations	500	—	—	500
Total available for sale	$5,371	$9	$314	$5,066

Held to maturity:
Residential mortgage-backed securities	$4,788	$—	$960	$3,828
States and political subdivisions	4,005	7	435	3,577
Total held to maturity	$8,793	$7	$1,395	$7,405

		Gross	Gross
	Amortized	unrealized	unrealized
As of December 31, 2024	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,005	$2	$456	$5,551
Total available for sale	$6,005	$2	$456	$5,551

Held to maturity:
Residential mortgage-backed securities	$5,256	$—	$1,205	$4,051
States and political subdivisions	3,953	3	515	3,441
Total held to maturity	$9,209	$3	$1,720	$7,492

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2025 are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	1,974	1,864
Due after five years through ten years	1,350	1,284
Due after ten years	2,047	1,918
Total available for sale	$5,371	$5,066

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,534	1,541
Due after five years through ten years	2,471	2,036
Due after ten years	4,788	3,828
Total held to maturity	$8,793	$7,405

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2025 and 2024. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

As of September 30, 2025	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$5	$—	$4,136	$314	$4,141	$314
Total available for sale	$5	$—	$4,136	$314	$4,141	$314

As of December 31, 2024	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$80	$1	$4,973	$455	$5,053	$456
Total available for sale	$80	$1	$4,973	$455	$5,053	$456

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 2 securities in the less than 12 months loss position and 14 securities in the 12 months or greater loss position at September 30, 2025. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at September 30, 2025.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At September 30, 2025 and December 31, 2024, the Company had $1.96 billion and $1.87 billion, respectively, in loans receivable outstanding. Outstanding balances include $0.1 million and $1.8 million at September 30, 2025 and December 31, 2024, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at September 30, 2025 and December 31, 2024, consist of the following:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial and Industrial	$35,195	$35,381
Construction	211,379	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	161,660	160,441
Commercial – Non-owner Occupied	445,670	371,298
Residential – 1 to 4 Family	441,108	447,880
Residential – 1 to 4 Family Investment	495,879	524,167
Residential – Multifamily	165,033	174,756
Consumer	4,229	4,884
Total Loan receivable	1,960,153	1,868,153
Allowance for credit losses on loans	(33,904)	(32,573)
Total loan receivable, net of allowance for credit losses on loans	$1,926,249	$1,835,580

An age analysis of past due loans by class at September 30, 2025 and December 31, 2024 is as follows:

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
September 30, 2025	Due	Due	Days	Past Due	Current	Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$693	$693	$34,502	$35,195
Construction	—	—	1,091	1,091	210,288	211,379
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	161,260	161,660
Commercial – Non-owner Occupied	—	1,500	5,358	6,858	438,812	445,670
Residential – 1 to 4 Family	34	726	2,829	3,589	437,519	441,108
Residential – 1 to 4 Family Investment	—	154	2,041	2,195	493,684	495,879
Residential – Multifamily	—	—	—	—	165,033	165,033
Consumer	32	47	46	125	4,104	4,229
Total Loans	$66	$2,427	$12,458	$14,951	$1,945,202	$1,960,153

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
December 31, 2024	Due	Due	Days	Past Due	Current	Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$684	$684	$34,697	$35,381
Construction	—	—	1,091	1,091	148,255	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	160,041	160,441
Commercial – Non-owner Occupied	—	—	5,485	5,485	365,813	371,298
Residential – 1 to 4 Family	223	362	2,883	3,468	444,412	447,880
Residential – 1 to 4 Family Investment	—	454	1,609	2,063	522,104	524,167
Residential – Multifamily	—	—	—	—	174,756	174,756
Consumer	34	—	—	34	4,850	4,884
Total Loans	$257	$816	$12,152	$13,225	$1,854,928	$1,868,153

The following table provides the amortized cost of loans on nonaccrual status:

	September 30, 2025
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$693	$693	$—	$693
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,552	3,806	5,358	—	5,358
Residential - 1 to 4 Family	2,347	482	2,829	—	2,829
Residential - 1 to 4 Family Investment	1,412	629	2,041	—	2,041
Residential - Multifamily	—	—	—	—	—
Consumer	46	—	46	—	46
Total	$6,848	$5,610	$12,458	$—	$12,458

	December 31, 2024
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$684	$684	$—	$684
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,389	3,806	5,195	290	5,485
Residential - 1 to 4 Family	2,048	746	2,794	89	2,883
Residential - 1 to 4 Family Investment	1,609	—	1,609	—	1,609
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,537	$5,236	$11,773	$379	$12,152

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities and is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures was $1.5 million and $864.0 thousand, respectively, on exposures totaling $254.8 million and $172.2 million, respectively. The provision for credit losses on off balance sheet exposures during the three and nine months ended September 30, 2025 and 2024 were $232.5 thousand and $439.0 thousand, and $615.8 thousand and $397.0 thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2025
June 30, 2025	$991	$3,122	$2,038	$8,560	$8,371	$8,493	$2,141	$54	$33,770
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	—	2
Provisions (benefits)	(4)	1,159	(117)	381	(78)	(965)	(260)	16	132
Ending Balance at September 30, 2025	$989	$4,281	$1,921	$8,941	$8,293	$7,528	$1,881	$70	$33,904
Nine months ended September 30, 2025
December 31, 2024	$1,097	$3,037	$1,871	$6,300	$9,166	$8,832	$2,203	$67	$32,573
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Provisions (benefits)	(112)	1,244	50	2,641	(873)	(1,304)	(322)	3	1,327
Ending Balance at September 30, 2025	$989	$4,281	$1,921	$8,941	$8,293	$7,528	$1,881	$70	$33,904

During the quarter, the increase to the Construction, and the Commercial Non-Owner Occupied portfolio's was due to an increase in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The provision benefit during the quarter to the Residential 1 to 4 Family Investment portfolio was due to a decrease in the problem loan balance which caused a decrease in the qualitative factor.  The decrease in the Residential Multifamily portfolio segments is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

For the nine months ended September 30, 2025, the increase to the Construction, and the Commercial Non-Owner Occupied portfolio's was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segment. The provision benefit during the nine months ended September 30, 2025 to the Residential 1 to 4 Family segment, the Residential 1 to 4 Family Investment segment, and the Residential Multi-family segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

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

For the nine months ended September 30, 2024, the increase in the Construction, Commercial Owner Occupied, and Residential Multifamily portfolios was due to increases in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The decrease to the Commercial Non-Owner Occupied portfolios was due to a decrease in the portfolios internally classified problem loan balance that decreased the problem loan qualitative factor.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at September 30, 2025:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$693	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	5,358	—	—
Residential - 1 to 4 Family	2,829	—	—
Residential - 1 to 4 Family Investment	2,041	—	—
Residential - Multifamily	—	—	—
Consumer	46	—	—
Total	$12,458	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2024:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$684	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	5,195	—	—
Residential - 1 to 4 Family	2,794	—	—
Residential - 1 to 4 Family Investment	1,609	—	—
Residential - Multifamily	—	—	—
Consumer	—	—	—
Total	$11,773	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of September 30, 2025.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$653	$1,000	$3,601	$713	$3	$5,793	$22,739	$34,502
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	277	416	693
Doubtful	—	—	—	—	—	—	—	—
	$653	$1,000	$3,601	$713	$3	$6,070	$23,155	$35,195
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$642	$739	$309	$1,586	$—	$—	$207,012	$210,288
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$642	$739	$309	$1,586	$—	$1,091	$207,012	$211,379
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$7,161	$23,356	$32,683	$34,194	$11,624	$49,699	$2,543	$161,260
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$7,161	$23,356	$32,683	$34,194	$11,624	$50,099	$2,543	$161,660
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$87,924	$38,201	$14,890	$91,555	$30,197	$160,322	$12,622	$435,711
OAEM	—	—	—	—	—	4,601	—	4,601
Substandard	—	—	—	—	544	4,814	—	5,358
Doubtful	—	—	—	—	—	—	—	—
	$87,924	$38,201	$14,890	$91,555	$30,741	$169,737	$12,622	$445,670
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$35,159	$44,050	$48,561	$98,774	$50,798	$156,295	$4,642	$438,279
Nonperforming	—	—	552	736	—	1,541	—	2,829
	$35,159	$44,050	$49,113	$99,510	$50,798	$157,836	$4,642	$441,108
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$28,892	$53,287	$71,912	$115,723	$92,600	$131,424	$—	$493,838
Nonperforming	—	—	986	877	—	178	—	2,041
	$28,892	$53,287	$72,898	$116,600	$92,600	$131,602	$—	$495,879
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$23,969	$4,631	$4,837	$63,997	$31,235	$36,364	$—	$165,033
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$23,969	$4,631	$4,837	$63,997	$31,235	$36,364	$—	$165,033
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$231	$—	$—	$—	$3,942	$10	$4,183
Nonperforming	—	—	—	—	—	46	—	46
	$—	$231	$—	$—	$—	$3,988	$10	$4,229
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$184,400	$165,495	$178,331	$408,155	$217,001	$556,787	$249,984	$1,960,153

As of September 30, 2025, the Company was in the process of foreclosing on 22 residential 1 to 4 family loans with a principal balance of $4.6 million.

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

Modifications to Borrowers Experiencing Financial Difficulty

During the periods ended September 30, 2025 and 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands except share and per share data)		(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$10,630	$7,508	$26,691	$20,114
Less: Dividend on series B preferred stock	(5)	(5)	(15)	(16)
Net income available to common shareholders	10,625	7,503	26,676	20,098
Basic weighted-average common shares outstanding	11,773,473	11,959,546	11,816,577	11,960,173
Basic earnings per common share	$0.90	$0.63	$2.26	$1.68
Diluted earnings per common share
Net income available to common shares	$10,625	$7,503	$26,676	$20,098
Add: Dividend on series B preferred stock	5	5	15	16
Net income available to diluted common shares	10,630	7,508	26,691	20,114
Basic weighted-average common shares outstanding	11,773,473	11,959,546	11,816,577	11,960,173
Dilutive potential common shares	184,635	193,847	173,370	174,655
Diluted weighted-average common shares outstanding	11,958,108	12,153,393	11,989,947	12,134,828
Diluted earnings per common share	$0.89	$0.62	$2.23	$1.66

As of September 30, 2025 and December 31, 2024, there were 185,750 and 283,441 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of September 30, 2025
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	4,566	—	4,566
Total	$—	$5,066	$—	$5,066
As of December 31, 2024
Residential mortgage-backed securities	$—	$5,551	$—	$5,551
Total	$—	$5,551	$—	$5,551

For the nine months ended September 30, 2025, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2025 and 2024.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2025
Collateral-dependent loans	$—	$—	$5,861	$5,861
OREO	—	—	1,562	1,562
As of December 31, 2024
Collateral-dependent loans	$—	$—	$5,189	$5,189
OREO	—	—	1,562	1,562

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at September 30, 2025 and December 31, 2024:

	Carrying	Fair Value
September 30, 2025	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$8,793	$7,405	$—	$7,405	$—
Loans, net	1,926,249	1,935,059	—	1,922,965	12,094

Financial Liabilities:
Time deposits	$579,926	$580,829	$—	$580,829	$—
Borrowings	83,403	86,116	—	86,116	—

	Carrying	Fair Value
December 31, 2024	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$9,209	$7,492	$—	$7,492	$—
Loans, net	1,835,580	1,834,007	—	1,822,203	11,804

Financial Liabilities:
Time deposits	$715,158	$716,904	$—	$716,904	$—
Borrowings	188,300	189,621	—	189,621	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2025. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of September 30, 2025 and December 31, 2024, unused commitments to extend credit amounted to approximately $173.4 million and $122.5 million, respectively. At September 30, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures was $1.5 million and $864.0 thousand, respectively, an increase of $615.8 thousand, mainly due to the increase in the unused commitment balance.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2025 and December 31, 2024, standby letters of credit with customers were $0.6 million and $0.6 million, respectively.

On September 30, 2025, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $75.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on December 19, 2025. There were no outstanding borrowings on the letters of credit as of September 30, 2025.

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

At September 30, 2025 and December 31, 2024, deposit balances from cannabis customers were approximately $225.4 million and $151.9 million, or 12.9% and 9.3% of total deposits, respectively, with two customers accounting for 75.1% and 59.3% of the total at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, there were cannabis-related loans in the amounts of $46.1 million and $43.4 million, respectively.

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

Financial institutions can be affected by changing conditions in the real estate and financial markets. The effects of geopolitical instability, including the conflicts between Russia and Ukraine and Israel and Hamas, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, higher tariffs, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

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

At September 30, 2025, we had total assets of $2.17 billion, and total equity of $314.8 million. Net income available to common shareholders for the three and nine months ended September 30, 2025 was $10.6 million and $26.7 million, respectively.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Income: Our net income available to common shareholders for the three months ended September, 30, 2025 increased $3.1 million, or 41.6%, to $10.6 million, compared to $7.5 million for the three months ended September 30, 2024.  Earnings per share were $0.90 per basic common share and $0.89 per diluted common share for the three months ended September 30, 2025, compared to $0.63 per basic common share and $0.62 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense.

Net Interest Income: Our net interest income was $20.2 million for the third quarter of 2025 compared to $14.7 million for the third quarter of 2024, an increase of $5.4 million, or 37.0%. Net interest income increased during the three months ended September 30, 2025, primarily due to an increase in interest and fees on loans, and a decrease in interest expense on borrowings, partially offset by a decrease in interest on deposits with banks, and by an increase in interest expense on deposits.  Interest income increased $4.4 million, or 13.7%, during the three months ended September 30, 2025 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $4.7 million in interest and fees on loans, due to higher loan balances and market interest rates.  Interest from deposits with banks decreased $0.3 million during the three months ended September 30, 2025 as compared to the same period in the prior year, primarily due to lower average cash balances held at the Federal Reserve Bank ("FRB"). The increase in interest income was also due to a decrease in interest expense on borrowings during the three months ended September 30, 2025 of $1.5 million, or 60.3%, primarily due to the redemption of the Company's $30.0 million, 6.5% fixed to floating rate subordinated notes, as well as the repayment of $30.0 million of FHLBNY advances, during the three months ended September 30, 2025.  This was partially offset by an increase in interest expense on deposits of $0.4 million during the three months ended September 30, 2025, as compared to the same period in the prior year, primarily due to an increase interest-bearing deposit balances during the three months ended September 30, 2025.

Provision for credit losses: For the three months ended September 30, 2025, the provision for credit losses was $0.4 million, compared to a recovery of provision for credit losses of $0.1 million for the three months ended September 30, 2024, an increase of $0.5 million. The increase in the provision for credit losses for the three months ended September 30, 2025, was primarily due to an increase of $48.4 million in the construction loan portfolio balance and an increase of $15.6 million in the commercial non-owner occupied loan portfolio balance from June 30, 2025, partially offset by a decrease in the multi-family loan portfolio of $12.8 million, and a decrease in the loss rate for the residential - 1 to 4 family investment loan portfolio from June 30, 2025.

Non-interest Income: Our non-interest income was $0.9 million for the three months ended September 30, 2025, a decrease of $0.05 million, compared to $0.9 million for the three months ended September 30, 2024. The decrease is primarily attributable to a decrease in loan fees, service fees on deposit accounts, and other income, compared to the same period in 2024.

Non-interest Expense: Our non-interest expense increased $0.8 million, or 12.6%, for the three months ended September 30, 2025, from the three months ended September 30, 2024, to $7.2 million.  The increase was primarily driven by an increase in compensation and benefits of $0.1 million, an increase in professional services expense of $0.2 million, and an increase in other operating expense of $0.3 million, partially offset by a decrease in other real estate owned ("OREO") expense of $0.1 million, for the three months ended September 30, 2025 compared to the same period in 2024.

Income Tax: Income tax expense was $2.9 million on income before taxes of $13.5 million for the three months ended September 30, 2025, resulting in an effective tax rate of 21.2%, compared to income tax expense of $1.9 million on income before taxes of $9.4 million for the same period of 2024, resulting in an effective tax rate of 20.1%.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Income: Our net income available to common shareholders for the nine months ended September 30, 2025 increased $6.6 million, or 32.7%, to $26.7 million, compared to $20.1 million for the nine months ended September 30, 2024. Earnings per share were $2.26 per basic common share and $2.23 per diluted common share for the nine months ended September 30, 2025, compared to $1.68 per basic common share and $1.66 per diluted common share for the nine months ended September 30, 2024. The increase was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense.

Net Interest Income: Our net interest income was $54.6 million for the nine months ended September 30, 2025 compared to $43.1 million for the nine months ended September 30, 2024, an increase of $11.6 million, or 26.8%. Net interest income increased during the nine months ended September 30, 2025, primarily due to an increase in interest and fees on loans, an increase in interest on deposits with banks, and a decrease in interest expense on borrowings, partially offset by an increase in interest expense on deposits.  Interest income increased $13.6 million, or 14.8%, during the nine months ended September 30, 2025 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $12.2 million in interest and fees on loans, due to higher loan balances and market interest rates. Interest from deposits with banks increased $1.4 million during the nine months ended September 30, 2025 as compared to the same period in the prior year, primarily due to higher average cash balances held at the FRB. The increase in interest income was partially offset by an increase in interest expense during the nine months ended September 30, 2025 of $2.0 million, or 4.2%, primarily due to an increase in interest-bearing deposit balances.  The increase was partially offset by a decrease in interest expense on borrowings of $1.5 million during the nine months ended September 30, 2025, primarily due to the payoff of the Company's $30.0 million, 6.5% subordinated notes, and a $75.0 million decrease in advances from the FHLBNY.

Provision for credit losses: For the nine months ended September 30, 2025, the provision for credit losses was $1.9 million, compared to $0.5 million for the nine months ended September 30, 2024, an increase of $1.4 million.  The increase was primarily driven by an increase in the construction loan portfolio balance of $63.8 million, and an increase in the commercial non-owner occupied loan balance of $80.2 million, from the balance at December 31, 2024, partially offset by a decrease in the residential - 1 to 4 family investment loan portfolio balance of $28.0 million, and a decrease in the multi-family portfolio loan balance of $9.6 million.

Non-interest Income:  Our non-interest income was $2.5 million for the nine months ended September 30, 2025, a decrease of $0.7 million, compared to $3.2 million for the nine months ended September 30, 2024.  The decrease was primarily due to a decrease in other income of $0.4 million, a decrease in service fees on deposit accounts of $0.1 million, and a decrease in loan fees of $0.1 million.

Non-interest Expense:  For the nine months ended September 30, 2025, non-interest expense increased $1.2 million, or 6.5%, to $20.4 million, compared to the same period in 2024.  The increase in non-interest expense was primarily due to an increase in professional services of $0.6 million, an increase in compensation and benefits of $0.4 million, and an increase in data processing expense of $0.3 million, partially offset by a decrease in OREO expense of $0.5 million, compared to the nine months ended September 30, 2024.

Income Tax: Income tax expense was $8.1 million on income before taxes of $34.8 million for the nine months ended September 30, 2025, resulting in an effective tax rate of 23.3%, compared to income tax expense of $6.5 million on income before taxes of $26.6 million for the same period of 2024, resulting in an effective tax rate of 24.3%.

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

	For the Three Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$1,941,937	$34,910	7.13%	$1,819,719	$30,161	6.59%
Investment securities**	18,988	218	4.55%	24,004	265	4.39%
Interest bearing deposits	128,496	1,381	4.26%	128,758	1,696	5.24%
Total interest-earning assets	2,089,421	36,509	6.93%	1,972,481	32,122	6.48%
Other assets	66,182			64,532
Allowance for credit losses	(33,840)			(32,524)
Total assets	$2,121,763			$2,004,489
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$50,144	$84	0.67%	$58,172	$113	0.77%
Money markets	845,767	9,095	4.27%	592,412	7,284	4.89%
Savings	48,936	128	1.04%	61,867	178	1.14%
Time deposits	492,628	5,100	4.11%	438,836	5,009	4.54%
Brokered certificates of deposit	91,657	978	4.23%	177,420	2,399	5.38%
Total interest-bearing deposits	1,529,132	15,385	3.99%	1,328,707	14,983	4.49%
Borrowings	76,119	960	5.00%	177,135	2,416	5.43%
Total interest-bearing liabilities	1,605,251	16,345	4.04%	1,505,842	17,399	4.60%
Non-interest bearing deposits	182,116			184,082
Other liabilities	19,601			18,098
Total non-interest bearing liabilities	201,717			202,180
Equity	314,795			296,467
Total liabilities and shareholders’ equity	$2,121,763			$2,004,489
Net interest income		$20,164			$14,723
Interest rate spread			2.89%			1.88%
Net interest margin			3.83%			2.97%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

	For the Nine Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$1,903,776	$99,142	6.96%	$1,798,061	$86,976	6.46%
Investment securities**	21,024	738	4.69%	23,551	761	4.32%
Interest bearing deposits	169,864	5,499	4.33%	103,302	4,050	5.24%
Total interest-earning assets	2,094,664	105,379	6.73%	1,924,914	91,787	6.37%
Other assets	65,322			66,770
Allowance for credit losses	(33,238)			(32,267)
Total assets	$2,126,748			$1,959,417
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$56,500	$344	0.81%	$65,335	$504	1.03%
Money markets	764,632	25,060	4.38%	585,959	21,412	4.88%
Savings	51,929	415	1.07%	69,736	596	1.14%
Time deposits	492,384	15,917	4.32%	428,670	13,455	4.19%
Brokered certificates of deposit	121,609	3,962	4.36%	151,056	6,156	5.44%
Total interest-bearing deposits	1,487,054	45,698	4.11%	1,300,756	42,123	4.33%
Borrowings	130,156	5,039	5.18%	158,193	6,575	5.55%
Total interest-bearing liabilities	1,617,210	50,737	4.19%	1,458,949	48,698	4.46%
Non-interest bearing deposits	179,924			190,684
Other liabilities	19,436			17,532
Total non-interest bearing liabilities	199,360			208,216
Equity	310,178			292,252
Total liabilities and shareholders’ equity	$2,126,748			$1,959,417
Net interest income		$54,642			$43,089
Interest rate spread			2.54%			1.91%
Net interest margin			3.49%			2.99%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

Financial Condition

General

At September 30, 2025, the Company’s total assets were $2.17 billion, an increase of $29.9 million, or 1.40%, from December 31, 2024. The increase in total assets was primarily attributable to an increase in net loans of $90.7 million, and an increase in the bank owned life insurance ("BOLI") balance of $3.9 million, partially offset by a decrease in cash and cash equivalents of $62.2 million, and a decrease in restricted stock balance of $3.3 million.  Cash and cash equivalents decreased $62.2 million, or 28.1%, primarily due to the increase in loans, a decrease in FHLBNY borrowings of $75.0 million, and a decrease in subordinated debentures of $29.9 million, partially offset by an increase in deposits of $121.5 million.  Loans increased $90.7 million, or 4.9%, primarily due to increases in the construction and commercial non-owner occupied loan portfolios' balances, partially offset by a decrease in the residential - 1 to 4 family investment loan portfolio balance.  FHLBNY restricted stock decreased $3.3 million, or 37.7%, due to the repayment of $75.0 million of FHLBNY advances.  BOLI increased $3.9 million, or 13.3%, primarily due to the funding of $3.37 million of additional policies.

Total liabilities were $1.86 billion at September 30, 2025.  This represented a $15.1 million, or 0.8%, increase, from $1.84 billion at December 31, 2024. The increase in total liabilities was primarily due to an increase in total deposits of $121.5 million, or 7.5%, to $1.75 billion at September 30, 2025, partially offset by a decrease in FHLBNY borrowings of $75.0 million, or 51.7%, to $70.0 million, and a decrease in subordinated debt of $29.9 million.  The increase in deposits was due to an increase in money market balances of $273.3 million, partially offset by a decrease in brokered time deposits of $121.0 million, and non-brokered time deposit balances of $14.2 million, a decrease in non-interest checking deposits of $8.8 million, and a decrease in savings deposits of $8.5 million.

Total equity was $314.8 million and $300.1 million at September 30, 2025 and December 31, 2024, respectively, an increase of $14.8 million from December 31, 2024. The increase was primarily due to the retention of earnings, partially offset by the payment of $6.4 million of cash dividends, and the repurchase of Company common stock of $6.5 million.

The following table presents certain key condensed balance sheet data as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$159,313	$221,527	$(62,214)	(28.1)%
Investment securities	13,859	14,760	(901)	(6.1)%
Loans, net of unearned income	1,960,153	1,868,153	92,000	4.9%
Allowance for credit losses	(33,904)	(32,573)	(1,331)	4.1%
Total assets	2,172,134	2,142,236	29,898	1.4%
Total deposits	1,752,581	1,631,050	121,531	7.5%
FHLBNY borrowings	70,000	145,000	(75,000)	(51.7)%
Subordinated debt	13,403	43,300	(29,897)	(69.0)%
Total liabilities	1,857,297	1,842,163	15,134	0.8%
Total equity	314,837	300,073	14,764	4.9%
Total liabilities and equity	2,172,134	2,142,236	29,898	1.4%

Cash and cash equivalents

Cash and cash equivalents decreased $62.2 million to $159.3 million at September 30, 2025 from $221.5 million at December 31, 2024, a decrease of 28.1%. The decrease was primarily due to an increase in loans, and a decrease in FHLBNY and subordinated debt borrowings, partially offset by an increase in deposits.

Investment securities

Total investment securities decreased to $13.9 million at September 30, 2025, from $14.8 million at December 31, 2024, a decrease of $0.9 million or 6.1%. The decrease was attributed to normal pay downs of securities, partially offset by the purchase of a corporate security for $0.5 million. For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $1.96 billion at September 30, 2025, from $1.87 billion at December 31, 2024, an increase of $92.0 million, or 4.9%. The increase was primarily due to increases in the construction, and commercial non-owner occupied loan portfolios, partially offset by a decrease in the residential - 1 to 4 family investment loan portfolio, and the residential - multifamily loan portfolio's.  Loans receivable as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
		Loans to total		Loans to total
	Amount	Loans	Amount	Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$35,195	1.8%	$35,381	1.9%	$(186)	(0.5)%
Construction	211,379	10.8%	149,346	8.0%	62,033	41.5%
Real Estate Mortgage:
Commercial – Owner Occupied	161,660	8.2%	160,441	8.6%	1,219	0.8%
Commercial – Non-owner Occupied	445,670	22.7%	371,298	19.9%	74,372	20.0%
Residential – 1 to 4 Family	441,108	22.5%	447,880	24.0%	(6,772)	(1.5)%
Residential – 1 to 4 Family Investment	495,879	25.3%	524,167	28.1%	(28,288)	(5.4)%
Residential – Multifamily	165,033	8.4%	174,756	9.4%	(9,723)	(5.6)%
Consumer	4,229	0.2%	4,884	0.3%	(655)	(13.4)%
Total Loans	$1,960,153	100.0%	$1,868,153	100.0%	$92,000	4.9%

Deposits

At September 30, 2025, total deposits increased to $1.75 billion from $1.63 billion at December 31, 2024, an increase of $121.5 million, or 7.5%. The increase in deposits was primarily due to an increase in money market deposits of $273.3 million, partially offset by a decrease in brokered time deposits of $126.0 million.  The increase in our money market deposits was primarily due to the increase of $218.3 million in our premier money market account balance, and an increase of $66.6 million in our municipal money market account balance. The decrease in the brokered time deposit balance is primarily attributable to $108.0 million in brokered CD maturities, and $13.0 million in CDARs brokered CD maturities, respectively. The increase in the estimated uninsured deposits balance is mainly due to an increase in our cannabis and municipal deposit balances.

	September 30,	December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$184,771	$184,037	$734	0.4%
Interest-bearing
Checking	51,649	60,499	(8,850)	(14.6)%
Savings	47,449	55,912	(8,463)	(15.1)%
Money market	888,786	615,444	273,342	44.4%
Time deposits	579,926	715,158	(135,232)	(18.9)%
Total deposits	$1,752,581	$1,631,050	$121,531	7.5%
Estimated uninsured deposits	$881,807	$642,730	$239,077	37.2%
Total brokered deposits	$89,707	$215,722	$(126,015)	(58.4)%

Borrowings

Total borrowings were $83.4 million at September 30, 2025 and $188.3 million at December 31, 2024.  The decrease in borrowings is due to a decrease of $75.0 million in FHLBNY advances, and a decrease of $29.9 million of subordinated debt.  At September 30, 2025, $70.0 million of the outstanding FHLBNY advances have short-term maturities.

Equity

Total equity increased to $314.8 million at September 30, 2025 from $300.1 million at December 31, 2024, an increase of $14.8 million, or 4.0%, primarily due to the retention of earnings from the period, partially offset by the payment of $6.4 million of cash dividends, and the repurchase of Company common stock of $6.5 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2025, our cash position was $159.3 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.

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

We also use brokered deposits as a funding source. The Bank primarily utilizes brokered relationships with Wells Fargo, Piper Sandler, and Stonecastle.  As of September 30, 2025, the Company had $89.7 million sourced from these relationships. For an additional source of brokered liquidity, the Bank joined the IntraFi Financial Network. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of September 30, 2025, the Company did not have any deposits sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of September 30, 2025, the Company had lines of credit with the FHLBNY of $618.6 million, of which $70.0 million was outstanding, and an additional $75.0 million from a letter of credit for securing public funds, of which zero was outstanding as of September 30, 2025. The remaining borrowing capacity was $473.6 million at September 30, 2025.  As of September 30, 2025, the Company had a borrowing capacity through the FRB discount window of $357.6 million. There were no balances outstanding with the FRB as of September 30, 2025.

We had outstanding loan commitments of $173.4 million at September 30, 2025. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2025 and 2024.

Cash provided by operating activities was $25.1 million during the nine months ended September 30, 2025, compared to $26.6 million for the same period in the prior year. The decrease in operating cash flow was primarily due to the increase in accrued interest receivable and other assets, and the decrease in accrued interest payable and other accrued liabilities.

Cash used in investing activities was $91.6 million during the nine months ended September 30, 2025, compared to cash used in investing activities of $52.3 million in the same period last year. The increase in cash used in the investing activities during the nine months ended September 30, 2025, was primarily due to the increase in cash outflow from the origination of loans, and the purchase of bank owned life insurance of $3.4 million.

Cash provided by financing activities was $4.3 million during the nine months ended September 30, 2025, compared to cash used in financing activities of $17.7 million in the same period last year. The decrease in cash provided by financing activities during the nine months ended September 30, 2025, was primarily due to a decrease in FHLB borrowings, and a decrease in subordinated debt, partially offset by an increase in non-interest bearing deposits and an increase in interest bearing and noninterest-bearing deposits.

Capital Adequacy

We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $14.8 million at September 30, 2025, from December 31, 2024, primarily from the Company’s net income of $26.7 million for the period, net of common and preferred stock dividends of $6.4 million, and the repurchase of Company common stock of $6.5 million.

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

Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2025, the Bank and the Company were both considered “well capitalized”.

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at September 30, 2025:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$328,142	15.47%	$326,882	15.41%

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

Allowance for Credit Losses: Our allowances for credit losses represents management's best estimate of probable losses inherent in our investment and loan portfolios, excluding those loans accounted for under fair value. Our process for determining the allowance for credit losses is discussed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Unregistered Sales of Equity Securities. Not Applicable.

(b)         Use of Proceeds. Not Applicable.

(c)         Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company's stock repurchases during the quarter ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 -31, 2025	50,000	$21.76	50,000	363,096
August 1 - 31, 2025	200,000	21.37	200,000	163,096
September 1 - 30, 2025	50,000	22.25	50,000	113,096

Total	300,000	$21.58	300,000

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

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	November 5, 2025	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)