Form 10-K
period 2025-12-31
PARKE BANCORP, INC.
filed 2026-03-11
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025 or

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

Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2025 was approximately $213.1 million.

As of March 9, 2026 there were 11,842,596 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders. (Part III)

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

INDEX

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

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;
•	the effects of, and changes in, trade, tariff, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), inflation, interest rate, market and monetary fluctuations;
•	the potential adverse effects of the Consent Orders and any additional regulatory restrictions that may be imposed by banking regulators;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement changes in our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets

•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in laws or government regulations or policies affecting financial institutions engaged in the cannabis related business;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer demand, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	technological changes;
•	significant increases in our loan losses;
•

cyber- attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;
•	the ability of the U.S. Government to manage federal debt limits;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part I

Item 1.    Business.

General

We are a bank holding company incorporated under the laws of the State of New Jersey in January 2005. Our business and operations primarily consist of our ownership of Parke Bank (the "Bank"). The Bank is a full-service commercial bank and is chartered by the New Jersey Department of Banking and insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts its business through offices in Gloucester, Atlantic and Camden Counties in New Jersey and the Philadelphia area in Pennsylvania.

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

At December 31, 2025, we had total assets of $2.25 billion, including loans of $2.04 billion, total deposits of $1.76 billion and total equity of $324.5 million.

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

At December 31, 2025 and 2024, deposit balances from cannabis customers were approximately $61.9 million and $151.9 million, or 3.5% and 9.3% of total deposits, respectively, with two customers accounting for 30.7% and 59.4% of the total at December 31, 2025 and 2024. At December 31, 2025 and 2024, the Bank had cannabis-related loans in the amounts of $47.0 million and $43.4 million, respectively.

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

Loan Maturity. The following table sets forth the contractual maturity of certain loan categories and the dollar amount of loans in certain loan categories due after December 31, 2025, which have predetermined interest rates and which have floating or adjustable interest rates at December 31, 2025.

	Due within	Due after	Due after
	one year	one through	five through	Due after
	or less	five years	fifteen years	fifteen years	Total
	(Dollars in thousands)
Commercial and Industrial	$22,649	$11,417	$4,606	$—	$38,672
Construction	156,546	55,129	307	325	212,307
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	8,316	31,850	141,041	1,322	182,529
Commercial - Non-Owner Occupied	41,511	143,762	293,022	—	478,295
Residential - 1 to 4 family	6,233	70,470	58,317	316,443	451,463
Residential - 1 to 4 family investment	—	—	6,789	487,439	494,228
Residential - multifamily	2,555	32,974	138,082	—	173,611
Consumer	10	302	2,931	879	4,122
Total	$237,820	$345,904	$645,095	$806,408	$2,035,227

The following table presents the distribution of those loans that mature in more than one year between predetermined rates and floating or adjustable rates as of December 31, 2025.

	Predetermined	Floating or
	Rates	Adjustable Rates	Total
	(Dollars in thousand)
Commercial and Industrial	$4,636	$11,387	$16,023
Construction	—	55,761	55,761
Commercial Real Estate Mortgage:
Commercial - Owner Occupied	14,760	159,453	174,213
Commercial - Non-Owner Occupied	11,424	425,360	436,784
Residential - 1 to 4 family	26,977	418,253	445,230
Residential - 1 to 4 family investment	10,118	484,110	494,228
Residential - multifamily	850	170,206	171,056
Consumer	4,103	9	4,112
Total	$72,868	$1,724,539	$1,797,407

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

Our commercial real estate mortgage portfolio was $660.8 million at December 31, 2025. Within the portfolio, we designate certain sectors of loans as high risk to monitor more closely, given the current economic conditions. At December 31, 2025, the high risk sectors consisted of office, hotel, retail, and restaurant loans. All of these sectors combined represent 16.3% of total loan receivable, with no individual sector higher than 6.3%.

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

Loans to One Borrower and Concentration of Loans. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. At December 31, 2025, the Bank’s loan to one borrower limit was approximately $55.6 million and the Bank had no borrowers with loan balances in excess of this amount.  At December 31, 2025, the Bank’s largest loan to one borrower was a construction loan with a balance of $23.4 million that was secured by the property, as well as personal guarantees from the borrower.  At December 31, 2025, this loan was current and performing in accordance with the terms of the loan agreement.

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

The Bank establishes policies and methods to determine concentrations of credit risk and to maintain discipline in lending practices with a focus on portfolio diversification. The Bank places limits on loans to one borrower; one industry; as well as product concentrations. At December 31, 2025, the Bank's loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

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

A loan is considered individually evaluated when it has been modified for a borrower in financial distress or when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Individually evaluated loans that have been modified are measured based on the present value of expected future discounted cash flows, the market price of the loan or the fair value of the underlying collateral if the loan is collateral dependent. The recognition of interest income on individually evaluated loans is the same as for non-accrual loans discussed above. Total non-performing loans, which include non-accrual loans, were $10.8 million and $12.2 million at December 31, 2025 and 2024, respectively. There were no loans included in individually evaluated loans at December 31, 2025 and 2024, respectively, that had been modified to borrowers in financial distress.

As of December 31, 2025, there was $20.5 million in loans which were not then on non-accrual status or modified but where there is a potential weakness or pose unwarranted financial risk to the Bank, even though the asset value is not currently impaired. These loans require an increased degree of monitoring and servicing by management as a result of internal or external conditions.

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

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at its fair value less disposal costs. Management also periodically performs valuations of real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. Any write-down of real estate owned is charged to operations. Real estate owned at December 31, 2025 and December 31, 2024, was $2.9 million, and $1.6 million, respectively.  Real estate owned consisted of two commercial owner-occupied properties, and one non-owner-occupied property as of December 31, 2025.

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

	December 31, 2025				December 31, 2024
				Net charge off				Net charge off
		% of Loans	Net charge off/	to average loans		% of Loans	Net charge off/	to average loans
	Amount	to total Loans	(recovery)	outstanding	Amount	to total Loans	(recovery)	outstanding
	(Dollars in thousands)
Commercial and Industrial	$1,008	1.9%	(5)	—%	$1,097	1.9%	(28)	—%
Construction	4,032	10.4	—	—%	3,037	8.0	—	—%
Real Estate Mortgage:
Commercial – Owner Occupied	2,239	9.0	—	—%	1,871	8.6	(1)	—%
Commercial – Non-owner Occupied	9,661	23.5	202	0.01%	6,300	19.7	—	—%
Residential – 1 to 4 Family	8,205	22.2	250	0.01%	9,166	24.0	—	—%
Residential - 1 to 4 Family Investment	7,601	24.3	—	—%	8,832	28.1
Residential – Multifamily	1,845	8.5	—	—%	2,203	9.4	—	—%
Consumer	58	0.2	—	—%	67	0.3	(53)	—%
Total allowance for credit losses	$34,649	100.0%	$447	0.02%	$32,573	100.0%	$(82)	—%
Period-end loans outstanding (net of deferred costs/fees)	$2,035,227				$1,868,153
Average loans outstanding	$1,924,254				$1,810,931
Total non-accrual loans	$10,793				$11,773
Allowance as a percentage of period end loans	1.70%				1.74%
Non-accrual loans as a percentage of period end loans	0.53%				0.63%
Allowance as a percentage of non-performing loans	321.03%				276.68%

Investment Activities

General. The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that foster interest income within acceptable interest rate risk and liquidity guidelines. In accordance with accounting guidance, the Company classifies the majority of its portfolio of investment securities as “available for sale” with the remainder, which are a mix of municipal bonds and mortgage-backed-securities held for Community Reinvestment Act purposes, as “held to maturity.” At December 31, 2025, the Bank’s investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. government agency or government-sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) certificates of deposit, and (vi) investment grade corporate bonds, trust preferred securities and mutual funds. The Board of Directors may authorize additional investments.  At December 31, 2025, no one issuer of investment securities represented 10% or more of the Company’s stockholders’ equity.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, amortized costs, estimated fair values, and weighted average yields for the Bank’s investment securities portfolio at December 31, 2025, by contractual maturity.

	At December 31, 2025
		After One	After Five Years
	One Year or Less	Through Five Years	Through Ten Years	After Ten Years	Total Investment Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)
Securities Held to Maturity:
State and political subdivisions	$—	$1,553	$2,471	$—	$4,024	$3,679
Yield	—%	4.76%	1.91%	—%	3.00%
Residential mortgage-backed securities	—	—	—	4,753	4,753	3,808
Yield	—%	—%	—%	1.78%	1.78%
Total securities held to maturity	—	1,553	2,471	4,753	8,777	7,487
Weighted Average Yield	—%	4.76%	1.91%	1.78%	2.32%

Securities Available for Sale:
Corporate debt obligations	$—	$—	$500	$—	$500	$500
Yield	—%	—%	2.63%	—%	2.63%
Residential mortgage-backed securities	9	1,726	828	1,952	4,515	4,246
Yield	0.12%	2.26%	1.94%	2.82%	2.42%
Total securities available for sale	9	1,726	1,328	1,952	5,015	4,746
Weighted Average Yield	0.12%	2.26%	2.18%	2.82%	2.44%
Total Investment Securities	$9	$3,279	$3,799	$6,705	$13,792	$12,233
Total Weighted Average Yield	0.12%	3.27%	2.01%	2.09%	2.36%

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

Deposits. The Bank offers individuals and businesses a wide variety of accounts, including checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Total deposits were $1.76 billion at December 31, 2025. Deposits are obtained primarily from communities that the Bank serves, however, the Bank held brokered deposits of $215.3 million and $215.7 million at December 31, 2025, and 2024, respectively. At December 31, 2025, the Bank held brokered deposit balances in NOWs, money market, and time deposit categories. Brokered deposits do not increase the deposit franchise of the Bank, and in a rising rate environment, the Bank may be unwilling or unable to pay a competitive rate. The Bank primarily utilizes brokered relationships with Piper Sandler, and Wells Fargo.  As of December 31, 2025, the Company had $156.7 million sourced from these relationships.  To the extent that such deposits do not remain with the Bank, they may need to be replaced with borrowings which could increase the Bank’s cost of funds and negatively impact its interest rate spread, financial condition and results of operation. For an additional source of brokered liquidity, the Bank joined the IntraFi network ("IntraFi") to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS™ settlement process and their overnight and term ICS™ money market product. The Bank’s CDARS™ and ICS™ deposits included within the brokered deposit total amounted to $56.6 million and $13.5 million at December 31, 2025 and 2024, respectively.

The following table sets forth information regarding deposit categories of the Bank.

	2025
	Average			Percent of
	Balance		Yield/Rate	Total
	(Dollars in thousands)
NOWs	$60,065		0.91%	3.59%
Money markets	773,369		4.26%	46.22%
Savings	50,416		1.07%	3.01%
Time deposits	490,411		4.24%	29.31%
Brokered CDs	117,108		4.28%	7.00%
Total interest-bearing deposits	1,491,369		4.01%
Non-interest bearing demand deposits	181,897			10.87%
Total deposits	$1,673,266			100.00%
Uninsured deposits at the end of the period	$728,398	(1)

(1)  The Company had a $75.0 million letter of credit with the FHLBNY to secure public funds at December 31, 2025, which is not included in uninsured deposits balance at the end of the period.

	2024
	Average		Percent of
	Balance	Yield/Rate	Total
	(Dollars in thousands)
NOWs	$63,871	0.97%	4.22%
Money markets	583,158	4.77%	38.52%
Savings	66,369	1.13%	4.38%
Time deposits	442,664	4.31%	29.24%
Brokered CDs	170,454	5.30%	11.26%
Total interest-bearing deposits	1,326,516	4.32%
Non-interest bearing demand deposits	187,588		12.39%
Total deposits	$1,514,104		100.00%
Uninsured deposits at the end of the period	$642,730

The following table indicates the amount of the Company’s certificates of deposit of $250,000 or more, and the portion that are in excess of the Federal Deposit Insurance ("FDIC") limit, by time remaining until maturity as of December 31, 2025.

	Certificates	Portion in Excess of
Maturity Period	of Deposit	FDIC Insurance Limit
	(Dollars in thousands)
Within three months	$41,306	$15,056
Over three through six months	41,248	14,998
Over six through twelve months	17,073	5,323
Over twelve months	4,406	2,656
Total	$104,033	$38,033

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

Personnel

At December 31, 2025, the Bank had 103 full-time and 8 part-time employees.

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

Under the terms of the Consent Orders, the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to:

•	Increase supervision and direction of the Bank’s BSA compliance program and assume full responsibility for the approval and implementation of sound BSA policies and procedures;
•	Creation of a compliance committee of the Board of Directors of the Bank with the responsibility of overseeing compliance with the Orders, BSA and the BSA compliance program;
•	Designate a qualified individual(s) acceptable to the FDIC and the NJDOBI as a BSA Officer;
•	Review and improve the Bank’s BSA compliance program, BSA risk assessment, system of BSA internal controls, and customer due diligence policies;
•

Develop, adopt and implement effective training programs for the Board and management on all relevant aspects of laws, regulations and policies relating to BSA and ensure that an adequate number of qualified staff have been retained for the Bank’s BSA Department;

•

Ensure the Bank’s adherence to a written program of policies and procedures to provide for BSA compliance and the appropriate identification and monitoring of transactions that pose greater than normal risk for BSA compliance;

•	Development and implementation of a customer due diligence program to enhance customer due diligence and risk assessment processes;
•	Review and improve policies and procedures for monitoring and reporting suspicious activity;
•	Conduct independent testing for compliance with BSA by either a qualified outside party or Bank personnel who are independent of the BSA function and are qualified to perform such testing; and
•

Hire a qualified firm acceptable to the FDIC and the NJDOBI to conduct a look back review of accounts and transaction activity for the time period beginning January 1, 2019, through the effective date of the Orders.

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

As of December 31, 2025, the Bank was in compliance with all regulatory capital standards and qualified as “well capitalized.” See Note 13 of Notes to Consolidated Financial Statements.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank's capital, or
•	Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of New York (“FHLBNY”) in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2025, the Bank was in compliance with this requirement.

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

The SEC has adopted a rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The rule directed national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies.

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

Our IT department performs annual risk assessments to evaluate the effectiveness of the controls to support the requirements under Gramm-Leach Bliley Act ("GLBA"), and Federal Institutions Examination Council ("FFIEC") Guidance on Securing Customer Information. The focus areas include:

•	technology systems used for information that is collected, processed, and stored;
•	assessing internal and external cybersecurity threats and vulnerabilities;
•	performing regular penetration and controls testing;
•	evaluation and assessment of impact should the information or systems become compromised;
•	evaluation for the effectiveness of the governance structure for Information security risk management.

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

The Company has adopted an Incident Response Plan (the “Plan”) to monitor, detect, mitigate and remediate cybersecurity incidents. The Plan requires all employees to have a working knowledge of the Company’s Information Security Program and Incident Response Policies. Pursuant to the Plan, the Information Technology Administrator and Senior\Compliance Management identify information owners for sensitive customer information and create an incident response team. Each Department Manager, upon notification of a potential unauthorized access, manipulation of data or theft of any item identified under GLBA Inventory and Asset Classification, is responsible for further assessing the situation in order to document the suspected or actual breech, and forward the appropriate documentation to the Information Technology Administrator. The documentation of the suspected or actual incident includes the following:

a.	Identify the nature and scope of the incident.
b.	Identify the information systems affected.
c.	Identify the types of customer information potentially affected.

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

During the fiscal year ended December 31, 2025, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

Item 2.    Properties.

(a)  Properties

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
1817 E. Venango St.
Philadelphia, PA 19108

Item 3.    Legal Proceedings.

Information regarding legal proceedings is included in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statement and Supplementary Data".

Item 4.    Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the Nasdaq Capital Market under the trading symbol of "PKBK". The number of shareholders of record of common stock as of December 31, 2025, was approximately 213. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. As of March 9, 2026, there were 11,730,950 shares of our common stock issued and outstanding.

The Company paid an $0.18 per share quarterly common stock cash dividend during each quarter of 2025. During 2025, the Company paid a total of $8.4 million in common stock cash dividends.

The Company also has 325 shares of 6% non-Cumulative Series B Preferred Stock outstanding at December 31, 2025. The preferred stock has a liquidation preference of $1,000 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2025. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 44,720 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions.

The Company has recorded dividends on preferred stock in the approximate amount of $19,500 and $20,250 for the years ended December 31, 2025 and 2024, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for the years 2025 and 2024. During 2025, there were no conversions of preferred stock performed.  The preferred stock qualifies, and is accounted, as equity securities and is included in the Company’s Tier I capital since issued.

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

Set forth below is information regarding the Company's stock repurchases during the fiscal year ended December 31, 2025.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased
	Shares Purchased	Paid Per Share	Announced Program	Under the Program

July 1 - 31, 2025	50,000	$21.76	50,000	363,096
August 1 - 31, 2025	200,000	21.37	200,000	163,096
September 1 - 30, 2025	50,000	22.25	50,000	113,096
Total	300,000	$21.58	300,000

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

As of December 31, 2025, we had total assets of $2.25 billion, total liabilities of $1.92 billion, and total shareholders' equity of $324.5 million. Net income available to common shareholders for the year ended December 31, 2025 was $37.8 million. In 2025, net income available to common shareholders increased 37.3% over the previous year primarily due to an increase in net interest income, partially offset by an increase in the provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense.  At December 31, 2025, total assets increased 5.0% and total equity increased 8.1%, compared to December 31, 2024.  Our risk based tier 1 capital ratio was 20.5% at December 31, 2025. In addition, during the fiscal year ended December 31, 2025 we returned $8.4 million of capital to our common shareholders through cash dividends, and we repurchased 300,000 common stock shares at a total cost of $6.5 million.

Our business operations are subject to risks and uncertainties that could materially affect our operating results. The extent of such impact will depend on future developments, which are highly uncertain. There continues to be various other risks and uncertainties that could impact the Company’s businesses and future results, such as changes to the economic conditions in the United States, market interest rates, the Federal Reserve's monetary policy, other government policies, and actions of regulatory agencies.  Please refer to "Forward-Looking Statements" above for further information about risks and uncertainties that could affect our operating results.

Results of Operations

Net Income

We recorded net income available to common shareholders of $37.8 million or $3.20 per basic common share and $3.16 per diluted common share, for the year ended December 31, 2025, compared to $27.5 million, or $2.30 per basic common share and $2.27 per diluted common share, for the year ended December 31, 2024, an increase of $10.3 million or 37.3%.

Net Interest Income

Net interest income increased $17.8 million, or 30.2%, to $76.5 million for the year ended December 31, 2025 compared to $58.7 million for the year ended December 31, 2024. The increase in net interest income was primarily due to an increase in interest income of $17.6 million, and a decrease in interest expense of $0.2 million.  Interest income for 2025 increased to $142.7 million, an increase of $17.6 million, or 14.0%, from $125.1 million for 2024, primarily due to an increase in interest and fees on loans of $17.4 million, or 14.7%.  Interest and fees on loans increased during the year ended December 31, 2025, due to higher average outstanding loan balances and higher market interest rates. Interest expense decreased to $66.2 million for 2025, from $66.4 million for 2024, a decrease of $0.2 million, or 0.3%. The decrease in interest expense was primarily due to a decrease interest on borrowings, a decrease in borrowing levels and a decrease in market interest rates.  The decrease was partially offset by an increase in interest expense on deposits during the year ended December 31, 2025, due to a change in the deposit mix.

Comparative Average Balances, Yields and Rates

The following table presents the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the years ended December 31, 2025 and 2024. Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is net interest income divided by average earning assets. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans (1) (2)	$1,924,254	$135,189	7.03%	$1,810,931	$117,834	6.51%
Investment securities (3)	21,015	921	4.38%	23,679	1,042	4.40%
Deposits with banks	154,645	6,567	4.25%	124,037	6,237	5.03%
Total interest-earning assets	2,099,914	$142,677	6.79%	1,958,647	$125,113	6.39%
Non-interest earning assets	66,693			65,939
Allowance for credit losses	(33,431)			(32,321)
Total assets	$2,133,176			$1,992,265
Liabilities and Equity
Interest bearing deposits
NOWs	$60,065	$545	0.91%	$63,871	$618	0.97%
Money markets	773,369	32,971	4.26%	583,158	27,812	4.77%
Savings	50,416	537	1.07%	66,369	750	1.13%
Time deposits	490,411	20,784	4.24%	442,664	19,099	4.31%
Brokered certificates of deposit	117,108	5,011	4.28%	170,454	9,033	5.30%
Total interest-bearing deposits	1,491,369	59,848	4.01%	1,326,516	57,312	4.32%
Borrowings	127,358	6,371	5.00%	165,753	9,093	5.49%
Total interest-bearing liabilities	1,618,727	$66,219	4.09%	1,492,269	$66,405	4.45%
Non-interest bearing deposits	181,897			187,588
Other liabilities	19,563			18,261
Total liabilities	1,820,187			1,698,118
Equity	312,989			294,147
Total liabilities and equity	$2,133,176			$1,992,265
Net interest income		$76,458			$58,708
Interest rate spread			2.70%			1.94%
Net interest margin			3.64%			3.00%

(1) Interest income includes $4.4 million and $3.6 million of net fee income for the years ended December 31, 2025 and 2024, respectively.

(2) Average balances are net of unearned income and include nonperforming loans.

(3) Includes restricted stock and related dividend income.

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

	Years ended December 31,
	2025 vs 2024
	Variance due to change in
			Net
	Average	Average	Increase/
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Loans (net of deferred costs/fees)	$7,374	$9,981	$17,355
Investment securities	(117)	(4)	(121)
Deposits with banks	1,539	(1,209)	330
Total interest income	8,796	8,768	17,564
Interest Expense:
NOWs	(37)	(35)	(72)
Money markets	9,072	(3,913)	5,159
Savings	(180)	(33)	(213)
Time deposits	2,060	(375)	1,685
Brokered CDs	(2,827)	(1,195)	(4,022)
Borrowed funds	(2,107)	(616)	(2,723)
Total interest expense	5,981	(6,167)	(186)
Net interest income	$2,815	$14,935	$17,750

Provision for credit losses

Our provision for credit losses in each period is driven by net charge-offs and changes to the allowance for credit losses. We recorded a provision for credit losses of $2.5 million and $0.7 million in 2025 and 2024, respectively. The provision for credit losses as a percentage of interest income was 1.74% and 0.58% in 2025 and 2024, respectively.

Our provision for credit losses increased by $1.8 million in 2025 compared to 2024 primarily as a result of an increase in outstanding loan balances, partially offset by a decrease in loss rates. Additionally, the provision for unfunded commitments decreased slightly at December 31, 2025, from the prior year.  For more information about our provision and allowance for credit losses and our loss experience, see “Risk Management and Asset Quality-Allowance for Credit Losses” and NOTE 4. Loans and Allowance for Credit Losses in the Notes to the Consolidated Financial Statements.

Non-interest Income

The table below shows the components of non-interest income for the years ended December 31, 2025 and 2024.

	2025	2024	$ Change	% Change
	(Dollars in thousands)
Service fees on deposit accounts	$1,232	$1,387	$(155)	(11.2)%
Other Loan fees	676	849	(173)	(20.4)%
Bank owned life insurance income	740	655	85	13.0%
Other	759	1,410	(651)	(46.2)%
Total non-interest income	$3,407	$4,301	$(894)	(20.8)%

Non-interest income decreased by $0.9 million to $3.4 million during the year ended December 31, 2025 compared to 2024, primarily due to a decrease in other income as a result of a decrease in one-time insurance payments and settlements received in 2024.

The fee income for the year ended December 31, 2025 from the commercial deposit accounts of depositors who do business in the cannabis industry totaled $0.9 million and is included in service fees on deposit accounts in the accompanying consolidated statements of income. Such deposit fee income totaled $1.0 million during the year ended December 31, 2024. Please refer to Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for our banking services to customers who do business in the cannabis industry.

Non-Interest Expense

The following table displays the components of non-interest expense for the years ended December 31, 2025 and 2024.

	2025	2024	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$13,314	$12,768	$546	4.3%
Professional services	3,428	2,730	698	25.6%
Occupancy and equipment	2,760	2,598	162	6.2%
Data processing	1,544	1,366	178	13.0%
FDIC insurance and other assessments	1,449	1,306	143	10.9%
OREO expense	649	835	(186)	(22.3)%
Other operating expense	4,830	4,381	449	10.2%
Total non-interest expense	$27,974	$25,984	$1,990	7.7%

Non-interest expense increased $2.0 million to $28.0 million for the year ended December 31, 2025, from $26.0 million for 2024 primarily due to an increase in professional services of $0.7 million, an increase in compensation and benefits expense of $0.5 million, and an increase in other operating expense of $0.5 million, partially offset by a decrease in OREO expense of $0.2 million. The increase in professional services during the year ended December 31, 2025, was primarily due to a $0.6 million increase in legal fees. The increase in compensation and benefits expense was primarily due to an increase in salaries of $0.4 million, and a $0.1 million decrease in deferred loan origination costs attributable to a reduction in the number of loans originated.

Income Tax

Income tax expense increased $2.8 million to $11.6 million on income before taxes of $49.4 million for 2025, compared to income tax expense of $8.8 million on income before taxes of $36.3 million for 2024. The effective income tax rates for 2025 and 2024 were 23.5% and 24.2%, respectively.

Financial Condition

General

At December 31, 2025, the Company’s total assets were $2.25 billion, an increase of $107.2 million or 5.0%, from December 31, 2024. The increase in total assets was primarily attributable to an increase in gross loans outstanding, and an increase in banked owned life insurance ("BOLI"), partially offset by a decrease in cash and cash equivalents. Gross loans increased $167.1 million, to $2.04 billion at December 31, 2025 primarily due to an increase in the CRE non-owner occupied loan portfolio of $107.0 million, an increase in the construction portfolio loan balance of $63.0 million, and an increase in the CRE owner occupied loan portfolio balance of $22.1 million, partially offset by a decrease in the residential 1 - 4 family investment portfolio balance of $29.9 million. BOLI increased $6.3 million at December 31, 2025, primarily due to the purchase of additional insurance policies. The increase in assets was partially offset by a decrease in cash and cash equivalents of $64.7 million, or 29.2%, from December 31, 2024.

Total liabilities were $1.92 billion at December 31, 2025. This represented a $82.8 million, or 4.5%, increase from $1.84 billion at December 31, 2024. The increase in total liabilities was primarily due to an increase in deposits, partially offset by a decrease in borrowings. Total deposits increased $127.6 million, or 7.8%, to $1.76 billion at December 31, 2025, from $1.63 billion at December 31, 2024. Deposits from the cannabis industries decreased to $61.9 million at December 31, 2025, from $151.9 million at December 31, 2024. Total borrowings were $143.4 million at December 31, 2025, a decrease of $44.9 million, compared to December 31, 2024, primarily due to the repayment of $30.0 million of subordinated debt, and a decrease in FHLB advances of $15.0 million.

Total equity was $324.5 million and $300.1 million at December 31, 2025 and December 31, 2024, respectively, an increase of $24.4 million from December 31, 2024.

The following table presents certain key condensed balance sheet data as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024	$ Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$156,863	$221,527	$(64,664)	(29.2)%
Investment securities	13,523	14,760	(1,237)	(8.4)%
Loans, net of unearned income	2,035,227	1,868,153	167,074	8.9%
Allowance for credit losses	(34,649)	(32,573)	(2,076)	6.4%
Total assets	2,249,436	2,142,236	107,200	5.0%
Total deposits	1,758,669	1,631,050	127,619	7.8%
FHLBNY borrowings	130,000	145,000	(15,000)	(10.3)%
Subordinated debt	13,403	43,300	(29,897)	(69.0)%
Total liabilities	1,924,918	1,842,163	82,755	4.5%
Total equity	324,518	300,073	24,445	8.1%
Total liabilities and equity	2,249,436	2,142,236	107,200	5.0%

Cash and cash equivalents

Cash and cash equivalents decreased $64.7 million to $156.9 million at December 31, 2025, from $221.5 million at December 31, 2024, a decrease of 29.2%. The decrease was mainly due to an increase in loans, and a decrease in borrowings, partially offset by an increase in deposits.

Investment securities

Total investment securities decreased to $13.5 million at December 31, 2025, from $14.8 million at December 31, 2024, a decrease of $1.2 million or 8.4%. The decrease was primarily due to pay downs of $1.7 million, partially offset by the purchase of a $0.5 million corporate security.

Loans, net unearned income

Loans receivable increased to $2.04 billion at December 31, 2025, from $1.87 billion at December 31, 2024. The increase was primarily due to an increase in the CRE non-owner occupied loan portfolio of $107.0 million, an increase in the construction portfolio loan balance of $63.0 million, and an increase in the CRE owner occupied loan portfolio balance of $22.1 million, partially offset by a decrease in the residential 1 - 4 family investment portfolio balance of $29.9 million.

Allowance for credit losses

Allowance for credit losses increased $2.1 million, to $34.6 million, or 6.4%, at December 31, 2025, from $32.6 million at December 31, 2024. The increase was primarily due to an increase in the portfolio balance, and an increase in specific reserves for individually evaluated loans, partially offset by a decrease in historical loss rates.

Deposits

At December 31, 2025, the Bank’s total deposits increased to $1.76 billion from $1.63 billion at December 31, 2024, an increase of $127.6 million, or 7.8%. The increase in deposits was primarily attributed to an increase in money market deposits of $130.5 million, interest checking deposits of $49.4 million, and non-interest checking of $12.5 million, partially offset by a decrease in brokered time deposits of $41.9 million, time deposits of $11.4 million, and savings deposits of $11.4 million. Brokered interest checking deposits, included in the above balances, increased $45.0 million at December 31, 2025, from zero at December 31, 2024.

Borrowings

At December 31, 2025, total borrowings decreased $44.9 million to $143.4 million, from $188.3 million at December 31, 2024. The decrease in borrowings was primarily due to the repayment of $30.0 million of subordinated debt, and a decrease in FHLB advances of $15.0 million.

Equity

Total shareholders’ equity increased to $324.5 million at December 31, 2025, from $300.1 million at December 31, 2024, an increase of $24.4 million or 8.1%. The increase in total shareholders' equity was primarily due to the retention of earnings from the period, partially offset by the recognition of $8.5 million of cash dividends, and repurchases of shares of the Company's common stock in the amount of $6.5 million during the year ended December 31, 2025.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At December 31, 2025, our cash position was $156.9 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.

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

We also use brokered deposits as a funding source. The Bank joined the IntraFi network to secure an additional alternative funding source. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of December 31, 2025, the Company has $56.6 million of brokered deposits from IntraFi. Additionally, we have access to other brokered deposit funding sources that we utilize as a source of additional liquidity. In addition to IntraFi, we utilize Piper Sandler, Wells Fargo, and Stonecastle to obtain brokered deposits, and as of December 31, 2025, the Company had $158.7 million sourced from these broker relationships. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB").  At December 31, 2025, the Company had a $611.8 million line of credit from the FHLBNY, of which $130.0 million was outstanding, $75.0 million was a letter of credit to secure public deposits, and $406.8 million was unused. As of December 31, 2025, the Company had a borrowing capacity through the FRB discount window of $391.3 million. There were no outstanding balances with the FRB as of December 31, 2025.

Our investment portfolio primarily consists of mortgage-backed available for sale securities issued by US government agency and government sponsored entities. These available for sale securities are readily marketable and are available to meet our additional liquidity needs. At December 31, 2025, the Company's investment securities portfolio classified as available for sale was $4.7 million.

We had unused loan commitments of $158.3 million at December 31, 2025. Our loan commitments are normally originated with the full amount of collateral. Such commitments have historically been drawn at only a fraction of the total commitment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

Capital Adequacy

Consistent with the goal to operate a sound and profitable financial organization, the Company and Bank actively seeks to maintain their status as well-capitalized in accordance with regulatory standards. As of December 31, 2025, the Company and the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our Consolidated Financial Statements for more information about the Company's and the Bank's regulatory capital compliance.

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

The interest rate sensitivity position as of December 31, 2025 is presented in the following table. Assets and liabilities are scheduled based on maturity or re-pricing data except for mortgage loans and mortgage-backed securities, which are based on prevailing prepayment assumptions and expected maturities and deposits which are based on recent retention experience of core deposits. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

	As of December 31, 2025
	3 Months	Over 3 Months	Over 1 Year	Over 3 Years
	or Less	Through 12 Months	Through 3 Years	Through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$185,672	$643,865	$759,404	$204,235	$231,287	$2,024,463
Investment securities	8,243	1,284	4,510	2,085	5,486	21,608
Cash and cash equivalents	149,125	—	—	—	—	149,125
Total interest-earning assets	$343,040	$645,149	$763,914	$206,320	$236,773	$2,195,196
Interest-bearing liabilities:
NOW, Saving and Money market deposits	$62,276	$126,829	$337,626	$257,872	$115,728	$900,331
Retail time deposits	179,095	288,064	12,748	5,785	—	485,692
Brokered time deposits	118,425	57,716	—	—	—	176,141
Borrowed funds	123,403	20,000	—	—	—	143,403
Total interest-bearing liabilities	$483,199	$492,609	$350,374	$263,657	$115,728	$1,705,567
Interest rate sensitive gap	$(140,159)	$152,540	$413,540	$(57,337)	$121,045	$489,629
Cumulative interest rate gap	$(140,159)	$12,381	$425,921	$368,584	$489,629	$—
Ratio of rate-sensitive assets to rate-sensitive liabilities	71.0%	131.0%	218.0%	78.3%	204.6%	128.7%
Cumulative interest sensitivity gap to total assets	(6.2)%	0.6%	18.9%	16.4%	21.8%	—

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

Commitments to extend credit, or net unfunded loan commitments, represent arrangements to lend funds or provide liquidity subject to specified contractual conditions. These commitments generally have fixed expiration dates, may require payment of a fee, and contain termination clauses in the event the customer’s credit quality deteriorates. At December 31, 2025 and December 31, 2024, unused commitments to extend credit amounted to approximately $158.3 million and $122.5 million, respectively. Commitments to fund fixed-rate loans were immaterial at December 31, 2025. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition of the Company.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2025 and December 31, 2024, standby letters of credit with customers were $0.6 million.

At December 31, 2025, we had contractual obligations primarily relating to commitments to extend credits, deposits, secured and unsecured borrowings, and operating leases. We have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Please refer to Notes 6, 7, 9, and 15 of the Notes to the Consolidated Financial Statements for detailed information regarding our contractual obligations.

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

Our determination of the allowance for credit losses is based on periodic evaluations of the loan and lease portfolios and other relevant factors, broken down into vintage based on year of origination. These critical estimates include significant use of our own historical data and other qualitative, and quantitative data. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change. Our allowance for credit losses is comprised of two components, a specific allowance and a general calculation. A specific allowance is calculated for loans and leases that do not share similar risk characteristics with other financial assets, and include collateral dependent loans. A loan is considered to be collateral dependent when foreclosure of the underlying collateral is probable. Parke has elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty. The general based component covers loans and leases on which there are expected credit losses that are not yet individually identifiable. The allowance calculation and determination process is dependent on the use of key assumptions. Key reserve assumptions and estimation processes react to and are influenced by observed changes in loan portfolio performance experience, the financial strength of the borrower, projected industry outlook, and economic conditions. One key assumption in the vintage model is the underlying prepayment speeds, which is derived by the average loan life within the various pools. To provide a sensitivity of the impact to the ACL estimate, management adjusted the average lives of the vintage pools, by both increasing and decreasing the prepayment speeds by 20%, which provided an estimated range of impact between $0.9 million for a lower prepayment speed and $(1.7) million for a higher prepayment speed. This range was deemed immaterial to the overall ACL reserve balance.

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

Not applicable

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Parke Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parke Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses (ACL) – Qualitative Adjustments

Description of the Matter

The Company’s loan portfolio totaled $2.0 billion as of December 31, 2025, and the associated ACL was $34.6 million. As discussed in Notes 1 and 4 to the financial statements, the calculation of the ACL requires significant judgment about the expected future losses, which is based on a base loss projection determined through a historical vintage loss rate analysis, which is then adjusted for current qualitative conditions and reasonable and supportable forecasts. Management applies these qualitative adjustments to the base loss projection to reflect changes in the current and forecasted environment, both internal and external, that are different from the conditions that existed during the historical loss calculation period. The qualitative adjustments include analysis of items related to economic conditions, credit quality indicators within the loan portfolio, and other internal and external factors.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

–	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

–	Testing the completeness and accuracy of the significant data points that management uses in their evaluation of the qualitative adjustments.

–	Testing the anchoring calculation that management completes to properly align the magnitude of the adjustments with the Company's historical loss data.

–

Evaluating the directional consistency and reasonableness of management's conclusions regarding basis points applied (whether positive or negative) based on the trends identified in the underlying data.

–	Testing the mathematical accuracy of the application of the qualitative adjustments to the loan segments within the ACL calculation.

We have served as the Company’s auditor since 2022.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 11, 2026

Parke Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands except per share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$7,738	$4,624
Interest earning deposits with banks	149,125	216,903
Cash and cash equivalents	156,863	221,527
Investment securities available for sale, at fair value	4,746	5,551
Investment securities held to maturity, net of allowance for credit losses of $0 at December 31, 2025 and 2024 (fair value of $7,487 at December 31, 2025 and $7,492 at December 31, 2024)	8,777	9,209
Total investment securities	13,523	14,760
Loans, net of unearned income	2,035,227	1,868,153
Less: Allowance for credit losses	(34,649)	(32,573)
Net loans	2,000,578	1,835,580
Accrued interest receivable	11,257	9,659
Premises and equipment, net	5,506	5,316
Restricted stock	8,085	8,619
Bank owned life insurance (BOLI)	35,320	29,070
Deferred tax asset	10,719	9,113
Other real estate owned (OREO)	2,862	1,562
Other assets	4,723	7,030
Total Assets	$2,249,436	$2,142,236
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$196,506	$184,037
Interest-bearing deposits	1,562,163	1,447,013
Total deposits	1,758,669	1,631,050
FHLBNY borrowings	130,000	145,000
Subordinated debentures	13,403	43,300
Accrued interest payable	4,575	7,968
Accrued expenses and other liabilities	18,271	14,845
Total liabilities	1,924,918	1,842,163
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at December 31, 2025 and 2024, respectively	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,425,768 shares and 12,313,489 shares at December 31, 2025 and 2024, respectively	1,243	1,231
Additional paid-in capital	139,268	137,784
Retained earnings	197,671	168,347
Accumulated other comprehensive loss	(200)	(337)
Treasury stock, 784,522 shares and 484,522 shares at December 31, 2025 and 2024, respectively, at cost	(13,789)	(7,277)
Total shareholders’ equity	324,518	300,073
Total liabilities and shareholders' equity	$2,249,436	$2,142,236

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(Dollars in thousands except per share data)

	December 31, 2025	December 31, 2024
Interest income:
Interest and fees on loans	$135,189	$117,834
Interest and dividends on investments	921	1,042
Interest on deposits with banks	6,567	6,237
Total interest income	142,677	125,113
Interest expense:
Interest on deposits	59,848	57,312
Interest on borrowings	6,371	9,093
Total interest expense	66,219	66,405
Net interest income	76,458	58,708
Provision for credit losses	2,484	728
Net interest income after provision for credit losses	73,974	57,980
Non-interest income
Service fees on deposit accounts	1,232	1,387
Other loan fees	676	849
Bank owned life insurance income	740	655
Other	759	1,410
Total non-interest income	3,407	4,301
Non-interest expense
Compensation and benefits	13,314	12,768
Professional services	3,428	2,730
Occupancy and equipment	2,760	2,598
Data processing	1,544	1,366
FDIC insurance and other assessments	1,449	1,306
OREO expense	649	835
Other operating expense	4,830	4,381
Total non-interest expense	27,974	25,984
Income before income tax expense	49,407	36,297
Income tax expense	11,632	8,785
Net income attributable to Company	37,775	27,512
Less: Preferred stock dividend	(20)	(20)
Net income available to common shareholders	$37,755	$27,492
Earnings per common share
Basic	$3.20	$2.30
Diluted	$3.16	$2.27
Weighted average common shares outstanding
Basic	$11,794,531	$11,954,483
Diluted	$11,966,541	$12,139,451

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

	For the Year ended December 31,
	2025	2024
	(Dollars in thousands)
Net income attributable to the Company	$37,775	$27,512
Unrealized gains on investment securities, net of reclassification into income:
Unrealized gains on available for sale securities	185	90
Tax impact on unrealized gain	(48)	(23)
Total other comprehensive gain	137	67
Comprehensive income attributable to the Company	$37,912	$27,579

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2025 and 2024
(Dollars in thousands except share data)

							Accumulated
	Shares of		Shares of		Additional		Other
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Total
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2023	375	$375	12,240,821	$1,224	$136,700	$149,437	$(404)	$(3,015)	$284,317
Net income attributable to Company	—	—	—	—	—	27,512	—	—	27,512
Stock compensation issued/exercised	—	—	65,791	7	699	—	—	—	706
Preferred stock shares conversion	(50)	(50)	6,877	—	49	—	—	—	(1)
Treasury stock purchase (200,000 shares)	—	—	—	—	—	—	—	(4,262)	(4,262)
Other comprehensive gain	—	—	—	—	—	—	67	—	67
Stock compensation expense	—	—	—	—	336	—	—	—	336
Dividend on preferred stock ($60.00 per share)	—	—	—	—	—	(20)	—	—	(20)
Dividend on common stock ($0.72 per share)	—	—	—	—	—	(8,582)	—	—	(8,582)
Balance, December 31, 2024	325	$325	12,313,489	$1,231	$137,784	$168,347	$(337)	$(7,277)	$300,073
Net income attributable to Company	—	—	—	—	—	37,775	—	—	37,775
Stock compensation issued/exercised	—	—	112,279	12	1,191	—	—	—	1,203
Treasury stock purchase (300,000 shares)	—	—	—	—	—	—	—	(6,483)	(6,483)
Excise tax payment on stock repurchase	—	—	—	—	—	—	—	(29)	(29)
Other comprehensive gain	—	—	—	—	—	—	137	—	137
Stock compensation expense	—	—	—	—	293	—	—	—	293
Dividend on preferred stock ($60.00 per share)	—	—	—	—	—	(20)	—	—	(20)
Dividend on common stock ($0.72 per share)	—	—	—	—	—	(8,431)	—	—	(8,431)
Balance, December 31, 2025	325	$325	12,425,768	$1,243	$139,268	$197,671	$(200)	$(13,789)	$324,518

See accompanying notes to consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Cash Flows from Operating Activities
Net income attributable to Company	$37,775	$27,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508	571
Provision for credit losses	2,484	728
Increase in value of bank-owned life insurance	(740)	(655)
Gain on sale of SBA loans	—	(23)
SBA loans originated for sale	—	(300)
Proceeds from sale of SBA loans originated for sale	—	323
OREO writeoff	147	—
Net accretion of purchase premiums and discounts on securities	(43)	(45)
Stock based compensation	293	336
(Increase) decrease in deferred income tax	(1,654)	126
Net changes in:
Decrease in accrued interest receivable and other assets	709	2,385
Increase in accrued interest payable and other accrued liabilities	72	4,200
Net cash provided by operating activities	39,551	35,158
Cash Flows from Investing Activities
Repayments and maturities of investment securities available for sale	1,472	1,614
Repayments and maturities of investment securities held to maturity	493	148
Purchase of investment securities	(500)	—
Bank-owned life insurance additional purchase	(5,510)	—
Net increase in loans	(168,968)	(80,731)
Purchases of bank premises and equipment	(595)	(119)
Redemptions of restricted stock	16,438	7,213
Purchases of restricted stock	(15,904)	(8,196)
Net cash used in investing activities	(173,074)	(80,071)
Cash Flows from Financing Activities
Cash dividends	(8,451)	(8,602)
Proceeds from exercise of stock options	1,203	706
Treasury stock purchase	(6,483)	(4,262)
Conversion of Series B preferred stock	—	(1)
Excise tax payment on purchase of treasury stock	(29)	—
Repayment of sub debt	(30,000)	—
Increase in FHLBNY short-term borrowings	5,000	95,000
Decrease in FHLBNY long-term borrowings	(20,000)	(75,000)
Net increase (decrease) in noninterest-bearing deposits	12,469	(48,152)
Net increase in interest-bearing deposits	115,150	126,375
Net cash provided by financing activities	68,859	86,064
(Decrease) increase in cash and cash equivalents	(64,664)	41,151
Cash and Cash Equivalents, January 1,	221,527	180,376
Cash and Cash Equivalents, December 31,	$156,863	$221,527

Supplemental Disclosure of Cash Flow Information:
Interest paid	$69,612	$62,583
Federal income taxes paid	$7,600	$3,960
State taxes paid	$832	$582

Non-cash Investing and Financing Items
Loans transferred to OREO	$1,448	$—
Accrued dividends payable	$2,093	$2,141

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. We have reclassified certain prior year amounts to conform to the 2025 presentation, which did not have a material impact on our consolidated financial condition or results of operations. The accounting policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

Investment Securities: Debt securities are recorded on a trade-date basis. We classify debt securities as held to maturity if we have the positive intent and ability to hold the securities to maturity. We report securities held to maturity on our consolidated balance sheets at carrying value, which generally equals amortized cost. Amortized cost reflects historical cost adjusted for amortization of premiums, accretion of discounts and any previously recorded impairments. Debt securities not classified as held to maturity or trading are designated as securities available for sale ("AFS") and carried at fair value with unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income (loss). We did not have any securities classified as trading securities during 2025 or 2024.

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

The Company has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is generally reversed against interest income. Accrued interest receivable, including loan and investment security, at December 31, 2025 and 2024 was $11.3 million and $9.7 million, respectively.

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

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required

Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At December 31, 2025 and 2024, accrued interest receivable on held-to-maturity debt securities was $11.9 thousand and $12.7 thousand, respectively.

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

Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Statements of Financial Condition. At December 31, 2025 and 2024, accrued interest receivable on available-for-sale securities was $22.8 thousand and $13.9 thousand, respectively.

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

Stock-Based Compensation: Stock-based compensation expense is based on the grant date fair value, which is estimated using a Black-Scholes option pricing model. The fair value of restricted stock grants is equal to the fair market value of our common stock on the date of grant. We generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at grant date. Stock-based compensation expense is included in compensation and benefits in the consolidated statements of income.

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

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2025 and 2024, respectively. The Company does not have an accrual for uncertain tax positions as of December 31, 2025 and 2024, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. All years after 2022 are open under the original federal statute of limitations. For state tax returns, the Company is subject to income tax examinations by local tax authorities for years 2022 and after, except for the State of New Jersey which is still subject to income tax examinations for years 2021 and after.

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

The following table presents segment profit and significant expenses.

Community Banking Segment
(Dollars in thousands)

	December 31, 2025	December 31, 2024
Total interest income	$142,677	$125,113
Total interest expense	66,219	66,405
Provision for credit losses	2,484	728
Net interest income after provision for credit losses	73,974	57,980
Total non-interest income	3,407	4,301
Total non-interest expense	27,974	25,984
Income before income tax expense	49,407	36,297
Income tax expense	11,632	8,785
Net income attributable to the Company	$37,775	$27,512
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$37,775	$27,512

Other Comprehensive Income: Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income, including unrealized gains and losses on available for sale securities.

For the years ended December 31, 2025 and 2024, we did not reclassify any amounts from accumulated other comprehensive income to income. The following table provides the components of other comprehensive income, reclassifications to net income and the related tax effect for the years ended December 31, 2025 and 2024:

Year ended December 31,	2025	2024
	(Dollars in thousands)
Investment securities:
Net unrealized gain	$185	$90
Tax effect related to the unrealized gain	(48)	(23)
Accumulated other comprehensive income	$137	$67

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share considers common stock equivalents (when dilutive) outstanding during the period such as options outstanding and convertible preferred stock using the treasury stock and if-converted methods. To the extent that stock equivalents are anti-dilutive, they have been excluded from the earnings per share calculation. Earnings per common share have been computed based on the following for the years ended December 31, 2025 and 2024:

	2025	2024
	(Dollars in thousands, except per share data)
Basic earnings per common share
Net income available to common shareholders	$37,755	$27,492
Basic weighted-average common shares outstanding	11,794,531	11,954,483
Basic earnings per common share	$3.20	$2.30
Diluted earnings per common share
Net income available to common shareholders	$37,755	$27,492
Dividend on Preferred Series B	20	20
Net income attributable to diluted common shares	$37,775	$27,512
Basic weighted-average common shares outstanding	11,794,531	11,954,483
Dilutive potential common shares	172,010	184,968
Total diluted weighted-average common shares outstanding	11,966,541	12,139,451
Diluted earnings per common share	$3.16	$2.27

For the years ended December 31, 2025 and 2024, there were 251,409 and 283,441 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

Statement of Cash Flows: Cash and cash equivalents include cash and due from financial institutions and federal funds sold. For the purposes of the statement of cash flows, changes in loans and deposits are shown on a net basis.

Accounting Pronouncements Adopted in 2025

ASU No. 2023-09, Income Taxes (Topic 740):  Improvements to Income Tax Disclosures:  During the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740):  "Improvements to Income Tax Disclosures". The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted and should be applied either prospectively or retrospectively. The implementation of this guidance did not have a material impact on the Consolidated Financial Statements.

Note 2.   Cash and Due from Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services. Management is responsible for assessing the credit risk of its correspondent banks. At December 31, 2025 and 2024, the vast majority of the Company's cash deposits with other banks were due from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of New York.

Note 3.   Investment Securities

The following is a summary of the Company's investments in available for sale and held to maturity securities as of December 31, 2025 and 2024:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Credit
As of December 31, 2025	cost	gains	losses	value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$4,515	$10	$279	$4,246	$—
Corporate debt obligations	500	—	—	500	—
Total available for sale	$5,015	$10	$279	$4,746	$—

Held to maturity:
States and political subdivisions	$4,024	$—	$345	$3,679	$—
Residential mortgage-backed securities	4,753	—	945	3,808	—
Total held to maturity	$8,777	$—	$1,290	$7,487	$—

		Gross	Gross
	Amortized	unrealized	unrealized	Fair	Credit
As of December 31, 2024	cost	gains	losses	value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$6,005	$2	$456	$5,551	$—
Total available for sale	$6,005	$2	$456	$5,551	$—

Held to maturity:
States and political subdivisions	$3,953	$3	$515	$3,441	$—
Residential mortgage-backed securities	5,256	—	1,205	4,051	—
Total held to maturity	$9,209	$3	$1,720	$7,492	$—

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of December 31, 2025, are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available for sale:
Due within one year	$9	$9
Due after one year through five years	1,726	1,628
Due after five years through ten years	1,328	1,271
Due after ten years	1,952	1,838
Total available for sale	$5,015	$4,746

Held to maturity:
Due within one year	$—	$—
Due after one year through five years	1,553	1,546
Due after five years through ten years	2,471	2,133
Due after ten years	4,753	3,808
Total held to maturity	$8,777	$7,487

Expected maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalty.

During the year ended December 31, 2025 and 2024, the Company did not sell any investment securities.

The following tables show the gross unrealized losses and fair value of the Company's available for sale securities which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024.

As of December 31, 2025	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$46	$—	$3,816	$279	$3,862	$279
Total available for sale	$46	$—	$3,816	$279	$3,862	$279

As of December 31, 2024	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$80	$1	$4,973	$455	$5,053	$456
Total available for sale	$80	$1	$4,973	$455	$5,053	$456

The Company’s unrealized loss for the available for sale securities is comprised of 2 securities in the less than 12 months loss position and 12 securities in the 12 months or greater loss position at December 31, 2025. The mortgage-backed securities that had unrealized losses were issued or guaranteed by the US government or government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be a credit loss at December 31, 2025.

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

Note 4.   Loans Receivable and Allowance for Credit Losses

Loans Receivable

As of December 31, 2025, the Company had $2.04 billion in loans receivable outstanding. Outstanding balances include $0.03 million and $1.8 million at December 31, 2025 and 2024, respectively, for net deferred loan costs, and unamortized discounts.

The portfolios of loans receivable at December 31, 2025, and December 31, 2024, consist of the following, by portfolio segment:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial and Industrial	$38,672	$35,381
Construction	212,307	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	182,529	160,441
Commercial – Non-owner Occupied	478,295	371,298
Residential – 1 to 4 Family	451,463	447,880
Residential - 1 to 4 Family Investment	494,228	524,167
Residential – Multifamily	173,611	174,756
Consumer	4,122	4,884
Total Loan receivable	2,035,227	1,868,153
Allowance for credit losses on loans	(34,649)	(32,573)
Total loan receivable, net of allowance for credit losses on loans	$2,000,578	$1,835,580

An age analysis of past due loans by class at December 31, 2025 and December 31, 2024 as follows:

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past		Total
December 31, 2025	Due	Due	Days	Due	Current	Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$688	$688	$37,984	$38,672
Construction	—	—	1,091	1,091	211,216	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	182,129	182,529
Commercial – Non-owner Occupied	—	1,122	3,668	4,790	473,505	478,295
Residential – 1 to 4 Family	—	1,434	2,965	4,399	447,064	451,463
Residential - 1 to 4 Family Investment	—	896	1,840	2,736	491,492	494,228
Residential – Multifamily	—	—	—	—	173,611	173,611
Consumer	—	32	141	173	3,949	4,122
Total Loans	$—	$3,484	$10,793	$14,277	$2,020,950	$2,035,227

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
December 31, 2024	Due	Due	Days	Due	Current	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$684	$684	$34,697	$35,381
Construction	—	—	1,091	1,091	148,255	149,346
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	160,041	160,441
Commercial – Non-owner Occupied	—	—	5,485	5,485	365,813	371,298
Residential – 1 to 4 Family	223	362	2,883	3,468	444,412	447,880
Residential - 1 to 4 Family Investment	—	454	1,609	2,063	522,104	524,167
Residential – Multifamily	—	—	—	—	174,756	174,756
Consumer	34	—	—	34	4,850	4,884
Total Loans	$257	$816	$12,152	$13,225	$1,854,928	$1,868,153

The following table provides the amortized cost of loans on nonaccrual status:

	December 31, 2025
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$688	$688	$—	$688
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,109	2,559	3,668	—	3,668
Residential - 1 to 4 Family	2,965	—	2,965	—	2,965
Residential - 1 to 4 Family Investment	1,840	—	1,840	—	1,840
Residential - Multifamily	—	—	—	—	—
Consumer	141	—	141	—	141
Total	$7,546	$3,247	$10,793	$—	$10,793

	December 31, 2024
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$684	$684	$—	$684
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,389	3,806	5,195	290	5,485
Residential - 1 to 4 Family	2,048	746	2,794	89	2,883
Residential - 1 to 4 Family Investment	1,609	—	1,609	—	1,609
Residential - Multifamily	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,537	$5,236	$11,773	$379	$12,152

Allowance For Credit Losses (ACL)

We maintain the ACL at a level that we believe to be appropriate to absorb estimated credit losses in the loan portfolios as of the balance sheet date.

The following tables present the information regarding the allowance for credit losses and associated loan data by portfolio segment under the CECL model:

	Twelve Months Ended December 31, 2025
As of December 31, 2025			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
(Dollars in thousands)	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
December 31, 2024	$1,097	$3,037	$1,871	$6,300	$9,166	$8,832	$2,203	$67	$32,573
Charge-offs	—	—	—	(202)	(250)	—	—	—	(452)
Recoveries	5	—	—	—	—	—	—	—	5
Provisions (benefits)	(94)	995	368	3,563	(711)	(1,231)	(358)	(9)	2,523
Ending Balance December 31, 2025	$1,008	$4,032	$2,239	$9,661	$8,205	$7,601	$1,845	$58	$34,649

The increase in allowance for credit losses for construction is primarily due to an increase in the loan balance during the year, partially offset by a decrease in the vintage loss factor due to amortization of prior year losses.  The increase in the commercial owner occupied is primarily due to an increase in the loan balance during the year, as well as an increase in the qualitative factor due to an increase in the problem loan balance.  The increase in the commercial non-owner occupied is primarily due to an increase in the loan balance during the year, which increased qualitative concentration levels.  The decrease in residential 1 to 4 family is due to a decrease in the qualitative factor due to a decrease in the concentration level of the portfolio.  The decrease in residential 1 to 4 family investment is primarily due to a decrease in the loan balance, as well as a decrease in the qualitative loss factor due to a decease in the concentration level of the portfolio.

	Twelve Months Ended December 31, 2024
As of December 31, 2024			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
(Dollars in thousands)	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
December 31, 2023	$926	$3,347	$1,795	$7,108	$9,061	$8,783	$1,049	$62	$32,131
Charge-offs	—	—	—	—	—	—	—	(21)	(21)
Recoveries	28	—	1	—	—	—	—	74	103
Provisions	143	(310)	75	(808)	105	49	1,154	(48)	360
Ending Balance December 31, 2024	$1,097	$3,037	$1,871	$6,300	$9,166	$8,832	$2,203	$67	$32,573

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

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2025:

(amounts in thousands)	Real Estate	Business Assets	Other
Commercial and Industrial	$688	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	3,668	—	—
Residential - 1 to 4 Family	2,965	—	—
Residential - 1 to 4 Family Investment	1,840	—	—
Residential - Multifamily	—	—	—
Consumer	141	—	—
Total	$10,793	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of  December 31, 2025 and 2024.

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial and Industrial
Pass	$4,990	$879	$3,313	$305	$2	$5,778	$22,717	$37,984
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	411	—	—	277	688
Doubtful	—	—	—	—	—	—	—	—
	$4,990	$879	$3,313	$716	$2	$5,778	$22,994	$38,672
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$1,001	$325	$307	$1,396	$—	$193	$207,994	$211,216
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$1,001	$325	$307	$1,396	$—	$1,284	$207,994	$212,307
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$32,560	$23,259	$32,471	$34,016	$11,545	$46,025	$2,253	$182,129
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$32,560	$23,259	$32,471	$34,016	$11,545	$46,425	$2,253	$182,529
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$109,092	$50,669	$14,659	$102,688	$29,279	$150,007	$4,794	$461,188
OAEM	—	—	—	—	—	2,176	—	2,176
Substandard	—	—	—	370	—	14,561	—	14,931
Doubtful	—	—	—	—	—	—	—	—
	$109,092	$50,669	$14,659	$103,058	$29,279	$166,744	$4,794	$478,295
Current period gross charge-offs	$—	$—	$—	$—	$—	$202	$—	$202

Residential – 1 to 4 Family
Performing	$59,089	$43,287	$47,018	$95,574	$49,503	$148,408	$5,619	$448,498
Nonperforming	—	—	841	733	—	1,391	—	2,965
	$59,089	$43,287	$47,859	$96,307	$49,503	$149,799	$5,619	$451,463
Current period gross charge-offs	$—	$—	$47	$—	$—	$203	$—	$250

Residential – 1 to 4 Family Investment
Performing	$39,340	$52,575	$70,258	$114,208	$90,734	$125,273	$—	$492,388
Nonperforming	—	—	985	525	—	330	—	1,840
	$39,340	$52,575	$71,243	$114,733	$90,734	$125,603	$—	$494,228
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$27,456	$13,952	$4,812	$63,789	$31,067	$32,535	$—	$173,611
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$27,456	$13,952	$4,812	$63,789	$31,067	$32,535	$—	$173,611
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$226	$—	$—	$—	$3,746	$9	$3,981
Nonperforming	—	—	—	—	—	141	—	141
	$—	$226	$—	$—	$—	$3,887	$9	$4,122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$273,528	$185,172	$174,664	$414,015	$212,130	$532,055	$243,663	$2,035,227

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans at
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
Commercial and Industrial
Pass	$1,351	$4,231	$654	$6	$658	$6,213	$21,584	$34,697
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	407	—	—	—	277	684
Doubtful	—	—	—	—	—	—	—	—
	$1,351	$4,231	$1,061	$6	$658	$6,213	$21,861	$35,381
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$315	$1,800	$—	$193	$—	$145,947	$148,255
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$315	$1,800	$—	$193	$1,091	$145,947	$149,346
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$21,893	$33,293	$34,831	$11,942	$6,705	$48,946	$2,431	$160,041
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$21,893	$33,293	$34,831	$11,942	$6,705	$49,346	$2,431	$160,441
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$38,697	$15,635	$75,261	$31,460	$23,780	$153,027	$16,494	$354,354
OAEM	—	—	—	—	—	11,459	—	11,459
Substandard	—	—	—	—	249	4,946	290	5,485
Doubtful	—	—	—	—	—	—	—	—
	$38,697	$15,635	$75,261	$31,460	$24,029	$169,432	$16,784	$371,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$48,704	$53,018	$108,691	$56,027	$29,580	$145,467	$3,510	$444,997
Nonperforming	—	644	375	—	602	1,262	—	2,883
	$48,704	$53,662	$109,066	$56,027	$30,182	$146,729	$3,510	$447,880
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$58,772	$79,266	$127,600	$103,343	$44,301	$109,276	$—	$522,558
Nonperforming	—	995	614	—	—	—	—	1,609
	$58,772	$80,261	$128,214	$103,343	$44,301	$109,276	$—	$524,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$6,770	$4,942	$92,918	$25,410	$9,150	$35,566	$—	$174,756
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Nonperforming	—	—	—	—	—	—	—	—
	$246	$—	$—	$—	$—	$4,627	$11	$4,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$21

Total Loan Receivable	$176,434	$192,338	$443,151	$228,189	$115,219	$522,571	$190,251	$1,868,153

Modifications to Borrowers Experiencing Financial Difficulty

At December 31, 2025 and 2024, the Company did not make any modifications to borrowers experiencing financial difficulty.

At December 31, 2025 and 2024, there was $5.5 million and $4.9 million, respectively, of residential real estate loans where the Company was actively pursuing foreclosure.

Loans to Related Parties: In the normal course of business, the Company has granted loans to its executive officers, directors and their affiliates (related parties). All loans to related parties were made in the ordinary course of business.

An analysis of the activity of such related party loans for 2025 is as follows:

	2025	2024
	(Dollars in thousands)
Balance, beginning of year	$561	$696
Advances	151	375
Less: repayments	(307)	(510)
Balance, end of year	$405	$561

Pledged Loans: At December 31, 2025 and 2024, approximately $611.8 million and $740.5 million, respectively, of unpaid principal balance of loans were pledged to the FHLBNY on borrowings (Note 7). This pledge consists of a blanket lien on residential mortgages and certain qualifying commercial real estate loans.

At December 31, 2025 there were $391.3 million and approximately $361.0 million of unpaid principal balance of loans pledged to the FRB on borrowings.

Concentrations of Credit: Most of the Company's lending activity occurs within the areas of southern New Jersey, southeastern Pennsylvania, and New York, New York, as well as other markets. We maintain discipline in our lending with a focus on portfolio diversification. In our underwriting process, we have limits on loans to one borrower, one industry as well as product concentrations. Our loan portfolio consists of residential, commercial real estate loans, construction loans, commercial and industry loans as well as consumer loans.

Note 5.   OREO

Other real estate owned (OREO) at December 31, 2025 and 2024  was $2.9 million, compared to $1.6 million at December 31, 2024. The real estate owned at December 31, 2025, consisted of three properties. During the years ended December 31, 2025, the Company did not dispose of any OREO properties. The Company wrote down $147.3 thousand OREO property during 2025, compared to $0 during 2024. Operating expenses related to OREO, net of related income, for 2025 and 2024, were $649.0 thousand and $835.0 thousand, respectively.

An analysis of OREO activity for the years ended December 31, 2025 and 2024 is as follows:

	For the Year Ended
	December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$1,562	$1,550
Real estate acquired in settlement of loans	1,447	—
Capital improvements to existing OREO properties	—	12
Sales of OREO, net	—	—
Valuation adjustments	(147)	—
Balance at end of period	$2,862	$1,562

Note 6.   Deposits

Deposits at December 31, 2025 and 2024, consisted of the following:

	2025	2024
	(Dollars in thousands)
Noninterest-bearing demand	$196,506	$184,037
NOWs	109,861	60,499
Money market deposits	745,918	615,444
Savings deposits	44,551	55,912
Time deposits over $250,000	104,033	136,360
Other time deposits	381,659	368,092
Brokered time deposits	176,141	210,706
Total deposits	$1,758,669	$1,631,050

Scheduled maturities of certificates of deposit at December 31, 2025 are as follows:

Years Ending December 31,	(Dollars in thousands)
2026	$643,300
2027	12,308
2028	440
2029	1,206
2030	4,579
Total	$661,833

The following table is a summary of interest expense on deposits by category:

	2025	2024
	(Dollars in thousands)
NOWs	$546	$618
Money market deposits	32,970	27,812
Savings deposits	537	750
Time deposits	20,784	19,099
Brokered time deposits	5,011	9,033
Total	$59,848	$57,312

Note 7.   Borrowings

An analysis of borrowings at December 31, 2025 and 2024 is as follows:

		2025		2024
			Weighted		Weighted
			Average		Average
	Maturity Date or Range	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Borrowed funds:
Federal Home Loan Bank advances	Less than one year	$130,000	4.17%	$125,000	4.83%
	One to three years	—	0.00%	20,000	4.67%
	Total	$130,000		$145,000
Subordinated debentures, capital trusts	November 2035	$5,155	5.80%	$5,155	6.44%
	November 2035	5,155	5.80%	5,155	6.44%
	September 2037	3,093	5.48%	3,093	6.12%
	Total	$13,403		$13,403
Subordinated debentures notes, net	July 15, 2030	$—	0.00%	$29,897	6.50%

At December 31, 2025, the Company had a $611.8 million line of credit from the FHLBNY, of which $130.0 million, as detailed above, was outstanding, $75.0 million was a letter of credit to secure public deposits, and $406.8 million was unused.

At December 31, 2025, the Company had a $391.3 million line of credit from the FRB, with no balances outstanding.

Subordinated Debentures – Capital Trusts: On August 23, 2005, Parke Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.66% and was 5.80% at December 31, 2025. Parke Capital Trust I purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On August 23, 2005, Parke Capital Trust II, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $5,000,000 of fixed/variable rate capital trust pass-through securities to investors. Currently, the interest rate is variable at 5.80%. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.66% beginning November 23, 2010. Parke Capital Trust II purchased $5,155,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after November 23, 2010, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on November 23, 2035. Proceeds of approximately $4.2 million were contributed to paid-in capital at the Bank. The remaining $955,000 was retained at the Company for future use.

On June 21, 2007, Parke Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $3,000,000 of variable rate capital trust pass-through securities to investors. The variable interest rate re-prices quarterly at the three-month SOFR plus a spread adjustment of 0.26161% plus 1.50% and was 5.48% at December 31, 2025. Parke Capital Trust III purchased $3,093,000 of variable rate junior subordinated deferrable interest debentures from the Company. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by the Company on or after December 15, 2012, at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 15, 2037. The proceeds were contributed to paid-in capital at the Bank.

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

Note 8.   Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of Company premises and equipment as of December 31, 2025 and 2024 is as follows:

	2025	2024
	(Dollars in thousands)
Land	$1,044	$1,044
Building and improvements	7,208	7,284
Furniture and equipment	4,727	4,056
Total premises and equipment	12,979	12,384
Less: accumulated depreciation and amortization	(7,473)	(7,068)
Premises and equipment, net	$5,506	$5,316

Depreciation and amortization expense was $435,000 and $382,000 in 2025 and 2024, respectively.

Note 9.   Leases

We lease three retail branches, a loan office, and a parcel of land for a retail branch location. These leases generally have remaining terms of 10 years or less except the land lease, which has a remaining lease term of eighty years. Some of the leases may include options to renew the leases. The exercise of lease renewal is at our sole discretion.

Our right-of-use assets and lease liabilities for operating leases are included in other assets and other liabilities on our consolidated balance sheets. We use the interest rate implicit in the lease or incremental borrowing rate in determining the present value of lease payments. At December 31, 2025, we had future minimum lease payments of $27.1 million and imputed interest of $24.7 million and lease liability of $2.4 million. The weighted average remaining lease term was 46.7 years and weighted average discount rate was 7.23% at December 31, 2025, respectively. Our operating lease expense is included in occupancy expenses within non-interest expense, and our sublease income is included in other non-interest income, in our consolidated statements of income. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred.

The components of the Company's ongoing operating lease cost were as follows:

	Twelve Months Ended
	(Dollars in thousands)
	2025	2024
Lease Cost	$469	$409
Sublease income	(225)	(219)
Net lease cost	$244	$190

The following table presents information about our operating leases during the year ended December 31, 2025.

Dollars in thousands	2025
Lease right of use assets (ROU)	$2,387
Lease liabilities	$2,387

Cash paid for amounts included in the measurement of lease liabilities was $353.6 thousand and $348.8 thousand during the years ended December 31, 2025 and 2024, respectively.

The following table presents future undiscounted cash flows on our operating leases:

Years Ended December 31,	(Dollars in thousands)
2026	$315
2027	283
2028	288
2029	306
2030	312
Thereafter	25,560
Total undiscounted lease payments	$27,064
Impact of present value discount	$(24,678)

Note 10.  Shareholders’ Equity

Common Stock Dividend: The Company paid a $0.18 per share dividend each quarter of 2025, and 2024, respectively. During the year ended December 31, 2025, the Company paid a total of $8.4 million in common stock cash dividends. During the year ended December 31, 2024, the Company paid a total of $8.6 million in common stock cash dividends.

The timing and amount of future dividends will be within the discretion of the Board of Directors and will depend on the consolidated earnings, financial condition, liquidity, and capital requirements of the Company and its subsidiaries, applicable governmental regulations and policies, and other factors deemed relevant by the Board.

Treasury Stock: During the years ended December 31, 2025 and 2024, the Company repurchased 300,000 shares and 200,000 shares of its outstanding common stock for $6.5 million and $4.3 million at an average price of $21.58 and $21.28 per share, respectively.

Stock Options: The 2020 Equity Incentive Plan (the “2020 Plan”) became effective after shareholder approval in 2020. In addition, the Company also has the 2015 Equity Incentive Plan (the “2015 Plan”). No future awards are being granted under the 2015 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2015 Plan and the 2020 Plan are referred to as Stock Option Plans. Under the 2020 Plan, the Company may grant options to purchase up to 935,000 shares of Company's common stock and award up to 55,000 of restricted stock. At December 31, 2025, there were 426,500 shares remaining for future option grants, and 207 shares remaining for future restricted stock awards under the plan.

During the year ended December 31, 2025, 48,275 restricted stock awards of commons stock were awarded, and had a grant date price of $20.80, which was the ending stock price for the Company on the date of the grant. The restricted stock awards granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant.

The Company did not grant any options during the year ended December 31, 2025.

Compensation expense for stock options and restricted stock awards was $292.8 thousand, and $335.8 thousand at December 31, 2025 and 2024, respectively.

A summary of stock options at December 31, 2025 was as follows:

	Year Ended
	December 31, 2025
		Weighted Average
Stock Options:	Shares	Exercise Price
Outstanding at beginning of period	613,826	$16.33
Granted	—	$—
Exercised	(110,578)	$10.87
Forfeited	(4,392)	$19.35
Outstanding at end of period	498,856	$17.51
Exercisable at end of period	437,842	$17.02

The total amount of compensation cost remaining to be recognized relating to unvested employees and directors option grants as of December 31, 2025 was $0.3 million. The weighted-average period over which the expense is expected to be recognized is 1.0 year. At December 31, 2025, the intrinsic value of options exercisable and all options outstanding was approximately $3.5 million and $3.8 million, respectively. The aggregate intrinsic value of options exercised in 2025 was $1.3 million. The aggregate intrinsic value of options exercised in 2024 was $675.1 thousand.

Under the 2020 Plan, the Company was authorized to issue 55,000 shares of restricted stock upon the grant of awards. All restricted stocks vests over five years. The table below presents the status of the restricted stock units at December 31, 2025, and the changes during the year ended December 31, 2025.

		Weighted Average
	Restricted	Grant-Date
	Stock Units	Fair Value
Outstanding and unvested at December 31, 2024	1,968	19.33
Granted	48,275	20.80
Vested	(1,305)	18.41
Outstanding and unvested at December 31, 2025	48,938	20.80

The Company recognized $74,209 and $34,005 compensation costs of the restricted shares during year 2025 and 2024. The total amount of restricted stock expense remaining to be recognized is $0.8 million at December 31, 2025.

Preferred Stock: In December of 2013, the Company completed a private placement of newly designated 6% Non-Cumulative Perpetual Convertible Preferred Stock, Series B, with a liquidation preference of $1,000 per share. The Company sold 20,000 shares in the placement for gross proceeds of $20.0 million. Each share of Series B Preferred Stock is convertible, at the option of the holder into approximately 137.6 shares of Common Stock at December 31, 2025. There were 325 shares of Series B Preferred Stock outstanding at December 31, 2025. Upon full conversion of the outstanding shares of the Series B Preferred Stock, the Company will issue approximately 44,720 shares of Common Stock assuming that the conversion rate does not change. The conversion rate and the total number of shares to be issued would be adjusted for future stock dividends, stock splits and other corporate actions. The conversion rate was set using a conversion price for the common stock of $10.64, which was approximately 20% over the closing price of the Common Stock on October 10, 2013, the day the Series B Preferred Stock was priced.

During 2025, there were no conversions of preferred stock.

During 2024, preferred stockholders converted 50 shares of preferred shares into 6,877 shares of common stock, respectively.

The Company has recorded dividends on preferred stock in the approximate amount of $19,500 and $20,250 for the years ended December 31, 2025 and 2024, respectively. The Company paid quarterly cash dividends of $15 per share on the preferred stock for year 2025 and 2024. The preferred stock qualifies for and is accounted for as equity securities and is included in the Company’s Tier I capital since issued.

Note 11.  Income Taxes

Income tax expense for 2025 and 2024 consisted of the following:

	2025	2024
	(Dollars in thousands)
Current tax expense:
Federal	$10,499	$7,265
State	2,787	1,394
	13,286	8,659
Deferred tax (benefit)/expense	(1,654)	126
Income tax expense	$11,632	$8,785

The components of the net deferred tax asset at December 31, 2025 and 2024 were as follows:

	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$8,535	$7,197
Supplemental Executive Retirement Plan ("SERP")	1,555	1,522
Deferred Loan Fees	1,461	1,411
Non-accrued interest	135	44
Non-qualified stock options and restricted stock	442	376
Write-down on partnership investment	(29)	130
Unrealized loss on securities	69	117
Lease liability	2,387	2,212
Other	255	269
	14,810	13,278
Valuation allowance	(29)	(130)
Total gross deferred tax assets	14,781	13,148
Deferred tax liabilities:
Depreciation	—	(58)
Partnership income	—	(54)
Right of use asset	(2,387)	(2,212)
Deferred loan costs	(1,675)	(1,711)
Total gross deferred tax liabilities	(4,062)	(4,035)
Net deferred tax asset	$10,719	$9,113

A reconciliation of the Company’s effective income tax rate with the statutory federal rate for 2025 and 2024 is as follows:

	2025	Effective Tax Rate	2024	Effective Tax Rate
	(Dollars in thousands)
At Federal statutory rate	$10,375	21.00%	$7,622	21.00%
Adjustments resulting from:
State income taxes, net of Federal tax benefit	1,515	3.07%	1,776	4.89%
Tax exempt income	(20)	(0.04)%	(20)	(0.05)%
BOLI	(155)	(0.31)%	(138)	(0.38)%
Stock compensation	(53)	(0.11)%	(26)	(0.07)%
Nondeductible expenses	2	0.00%	2	0.00%
Nondeductible executive compensation	42	(0.09)%	32	(0.09)%
Other	(74)	0.15%	(463)	(1.28)%
	$11,632	23.54%	$8,785	24.20%

Management has evaluated the Company’s tax positions and concluded that the Company has taken no uncertain tax positions that require adjustments to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by federal and local tax authorities for years before 2022, and by the State of New Jersey for years before 2021. The Company is still subject to examination for 2022 and after.

The Company recorded income tax expense of 11.6 million on income before taxes of $49.4 million on for the year ended December 31, 2025, resulting in an effective tax rate of 23.5%, compared to income tax expense of $8.8 million on income before taxes of $36.3 million for the same period of 2024, resulting in an effective tax rate of 24.2%.

The Company pays the majority of its state taxes to the state of New Jersey.

Note 12.  Retirement Plans

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering certain members of management.

The net SERP pension cost was approximately $155.3 thousand in 2025 and $197.1 thousand in 2024. The unfunded benefit obligation, which was included in other liabilities, was approximately $6.3 million at December 31, 2025 and $6.4 million at December 31, 2024.

The benefit obligation at December 31, 2025 and December 31, 2024 was calculated as follows:

	2025	2024
	(Dollars in thousands)
Benefit obligation, January 1	$6,397	$6,439
Service cost/(benefit)	(183)	(146)
Interest cost	339	343
Benefits paid	(239)	(239)
Accrued liability at December 31	$6,314	$6,397

The net SERP pension cost for 2025 and benefit for 2024 was calculated as follows:

	2025	2024
	(Dollars in thousands)
Service cost	$(183)	$(146)
Interest cost	339	343
	$156	$197

The service cost for 2025 and 2024 are included in the compensation cost in the income statement. The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.5% for 2025 and 2024. Annual benefit payments are estimated at $534,146 for 2026, $829,246 for 2027, $829,246 for 2028, $829,246 for 2029, $829,246 for 2030 and $4.5 million thereafter.

The Company has a 401(k) Plan covering substantially all employees. Under the Plan, the Company is required to contribute 3% of all qualifying employees’ eligible salary to the Plan. The Plan expense in 2025 was $264.4 thousand and $250.2 thousand in 2024.

Note 13.  Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. The Bank made a one-time election to opt-out the net unrealized gain or loss on available for sale securities in computing regulatory capital. At December 31, 2025, the Bank was considered “well capitalized" under the regulatory framework for prompt corrective action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

Under final regulations adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations. We have elected to use the CBLR framework and is presented as of December 31, 2025.

The Company and Bank's regulatory capital as of December 31, 2025 and 2024, is presented in the following table.

As of December 31, 2025	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$358,387	21.76%	$131,788	8.00%
Tier 1 risk-based capital	337,795	20.51%	98,841	6.00%
Tier 1 leverage	337,795	15.69%	86,090	4.00%
Tier 1 common equity	324,392	19.69%	74,131	4.50%
Parke Bank
Community Bank Leverage Ratio	335,985	15.61%	193,666	9.00%

As of December 31, 2024	Actual		For Capital Adequacy Purpose*
Company	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
Total risk-based capital	$362,000	24.44%	$118,478	8.00%
Tier 1 risk-based capital	313,488	21.17%	88,859	6.00%
Tier 1 leverage	313,488	15.00%	83,604	4.00%
Tier 1 common equity	300,085	20.26%	66,644	4.50%
Parke Bank
Community Bank Leverage Ratio	342,282	16.38%	188,072	9.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at December 31, 2025. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Management believes that off-balance sheet risk is not material to the results of operations or financial condition. As of December 31, 2025 and 2024, unused commitments to extend credit amounted to approximately $158.3 million and $122.5 million, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of  December 31, 2025 and 2024, standby letters of credit with customers were $0.6 million and $0.6 million, respectively.

At December 31, 2025 and December 31, 2024, the allowance for credit losses of unfunded lending commitments was $0.8 million and $0.9 million, respectively. A provision recovery for unfunded lending commitments of $0.1 million was recognized during the year ended December 31, 2025, while there was $0.4 million provision expense recognized during the year ended December 31, 2024.

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

At December 31, 2025 and 2024, deposit balances from cannabis customers were approximately $61.9 million and $151.9 million, or 3.5% and 9.3% of total deposits, respectively, with two customers accounting for 30.7% and 59.4% of the total at December 31, 2025 and 2024. At December 31, 2025 and 2024, there were cannabis-related loans in the amounts of $47.0 million and $43.4 million, respectively.

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

Mori Restaurant LLC v. Parke Bank Matter

On May 20, 2014, Parke Bank (the "Bank") loaned Voorhees Diner Corporation ("VDC") the original principal sum of $1.0 million for purposes of tenant fit out, and operation, of the Voorhees Diner situated at 320 Route 73, Voorhees, New Jersey 08043. VDC leased the Diner property under that certain Lease with Mori Restaurant LLC ("Mori") dated May 20, 2014. In connection with the loan from the Bank and as security therefor, VDC pledged its leasehold interest to the Bank. On March 6, 2015, the loan was modified, and the principal amount of the loan was increased to $1.4 million. On January 8, 2020, the Bank declared VDC in default of its loan obligations. Judgment was entered against VDC and in favor of the Bank, and the court appointed Alan I. Gould, Esquire, as the Receiver for the Voorhees Diner Corporation. Mr. Gould subsequently caused VDC's leasehold interest in the Diner property to be sold at sheriffs sale. The Bank's REO subsidiary, 320 Route 73 LLC, was the successful bidder and took title thereto. Mori Restaurant has filed counterclaims against 320 Route 73 LLC and the Bank for rent allegedly accruing due during the period that the Receiver was in possession of the premises. As to all of Mori Restaurant’s claims, the Bank defendants’ primary, but not exclusive, defense in this matter is that, pursuant to that certain Fee Owner Consent executed by and between Mori Restaurant and the Bank, in November 2014, the lease between VDC and Mori Restaurant was terminated as a matter of law and neither the Bank nor 320 Route 73 LLC have liability to Mori Restaurant under the lease or otherwise.  In August 2024, Parke Bank filed an amended complaint asserting claims against Mori for breach of the Assignment of Leases and default under the mortgage loan documents.  Mori sought summary judgement on, among other things, its claims for possession of the diner and against the Bank's affirmative claims.  The court determined that the Lease remained binding on 320 Route 73 LLC and that 320 Route 73 LLC was liable to Mori for rent under the Lease during its period of possession.  The court also ruled that Mori was entitled to repossess the diner.  The court did not determine damages and reserved all damages issues for trial, which is scheduled for early 2026.  In November 2025, Mori repossessed the diner.  The Bank denies liability beyond the court's rulings to date and will continue to vigorously defend this matter.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Investment securities available for sale
As of December 31, 2025
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	4,246	—	4,246
Total	$—	$4,746	$—	$4,746
As of December 31, 2024
Residential mortgage-backed securities	$—	$5,551	$—	$5,551
Total	$—	$5,551	$—	$5,551

For the year ended December 31, 2025, there were no transfers between the levels within the fair value hierarchy.

There were no level 3 assets or liabilities held for the year ended at December 31, 2025 and December 31, 2024.

Fair Value on a Non-Recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of December 31, 2025
Collateral dependent loans	$—	$—	$2,672	$2,672
OREO	$—	$—	$2,862	$2,862
As of December 31, 2024
Collateral dependent loans	$—	$—	$5,189	$5,189
OREO	$—	$—	$1,562	$1,562

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

The following table summarizes the carrying amounts and fair values for financial instruments at December 31, 2025 and December 31, 2024:

December 31, 2025	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$156,863	$156,863	$156,863	$—	$—
Investment securities AFS	4,746	4,746	—	4,746	—
Investment securities HTM	8,777	7,487	—	7,487	—
Restricted stock	8,085	8,085	—	—	8,085
Loans, net	2,000,578	2,020,810	—	2,010,017	10,793
Accrued interest receivable	11,257	11,257	—	11,257	—

Financial Liabilities:
Non-time deposits	$1,096,836	$1,096,836	$1,096,836	$—	$—
Time deposits	661,833	662,947	—	662,947	—
Borrowings	143,403	145,748	—	145,748	—
Accrued interest payable	4,575	4,575	—	4,575	—

December 31, 2024	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$221,527	$221,527	$221,527	$—	$—
Investment securities AFS	5,551	5,551	—	5,551	—
Investment securities HTM	9,209	7,492	—	7,492	—
Restricted stock	8,619	8,619	—	—	8,619
Loans, net	1,835,580	1,834,007	—	1,822,203	11,804
Accrued interest receivable	9,659	9,659	—	9,659	—

Financial Liabilities:
Non-time deposits	$915,892	$915,892	$915,892	$—	$—
Time deposits	715,158	716,904	—	716,904	—
Borrowings	188,300	189,621	—	189,621	—
Accrued interest payable	7,968	7,968	—	7,968	—

Note 16.  Parent Company Only Financial Statements

Condensed financial information of the parent company only is presented in the following two tables:

Balance Sheets	December 31,
	2025	2024
	(Dollars in thousands)
Assets:
Cash	$3,896	$4,147
Investments in subsidiaries	336,188	342,348
Total assets	$340,084	$346,495
Liabilities and Equity:
Subordinated debentures	$13,403	$43,300
Other liabilities	2,163	3,122
Equity	324,518	300,073
Total liabilities and equity	$340,084	$346,495

Statements of Income	Years ended December 31,
	2025	2024
	(Dollars in thousands)
Income:
Dividends from bank subsidiary	$46,601	$15,389
Total income	46,601	15,389
Expense:
Interest on subordinated debentures	$1,958	$3,080
Salary	160	160
Other expenses	118	118
Total expenses	2,236	3,358
Net Income	44,365	12,031
Equity in undistributed income of subsidiaries	(6,590)	15,481
Net income	37,775	27,512
Preferred stock dividend and discount accretion	(20)	(20)
Net income available to common shareholders	$37,755	$27,492
Total comprehensive income	$37,912	$27,579

Statements of Cash Flows	Years ended December 31,
	2025	2024
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$37,775	$27,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	6,590	(15,481)
Repayment of subordinate debt	(30,000)	—
Amortization of subordinate debt issuance costs	103	190
Changes in
Decrease in accrued interest payable and other accrued liabilities	(959)	(27)
Net cash provided by operating activities	13,509	12,194
Cash Flows from Financing Activities
Purchase of treasury stock	(6,483)	(4,262)
Excise tax payment on stock repurchase	(29)	—
Proceeds from exercise of stock options	1,203	706
Payment of dividend on preferred stock and common stock	(8,451)	(8,602)
Net cash used in financing activities	(13,760)	(12,158)
(Decrease) increase in cash and cash equivalents	(251)	36
Cash and Cash Equivalents, January 1,	4,147	4,111
Cash and Cash Equivalents, December 31,	$3,896	$4,147

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

  (b)  Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

S.R. Snodgrass, P.C., an independent registered public accounting firm, has audited the Corporation’s Consolidated Financial Statements as of and for the year ended December 31, 2025 and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, as stated in their reports, which are included herein.

March 11, 2026

/s/ Vito S. Pantilione	/s/ Jonathan D. Hill
Vito S. Pantilione	Jonathan D. Hill
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Parke Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Parke Bancorp, Inc. and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024; and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended, of the Company; and our report dated March 11, 2026, expressed an unqualified opinion.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 11, 2026

Item 9B.  Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal I - Election of Directors,” “Corporate Governance” and "Delinquent Section 16(a) Reports" in the Company’s Proxy Statement for its 2026Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2025, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

			( c )
			Number of securities
			remaining available for
	( a )	( b )	issuance under equity
	Number of Securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities reflected
Equity compensation plans approved by security holders	outstanding options (1)	outstanding options	in column (a) (2)
2020 Equity Incentive Plan	367,500	$16.60	573,562
2015 Equity incentive plan	133,359	$20.04	—
Equity compensation plans not approved by security holders
None
Total	500,859	$17.51	573,562

(1)  The number of securities includes 421,059 vested options as of December 31, 2025.  In addition to these options, 1,305 restricted stock units were vested, and 48,938 restricted stock units were non-vested as of December 31 2025.  The restricted stock units are earned at a rate of 20% annually.

(2)  As of December 31, 2025, there were 426,500 options, and 207 restricted stock units remaining available for award under the approved equity compensation plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

Our independent registered public accounting firm is S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania (Auditor Firm ID:74)

The information contained in the section captioned “Proposal II-Ratification of Appointment of Auditors" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this Form 10-K:

1

The consolidated balance sheets of Parke Bancorp, Inc. and subsidiary as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2025, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm (Auditor Firm ID:74).

	2	Schedules omitted as they are not applicable.
	3	The following exhibits are included in this Report or incorporated herein by reference:
	3.1	Certificate of Incorporation of Parke Bancorp, Inc. (1)
	3.2	Bylaws of Parke Bancorp, Inc. (7)
	3.3	Certificate of Amendment setting forth the terms of the Registrant’s 6.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series B (2)
	4.1	Specimen stock certificate of Parke Bancorp, Inc. (1)
	4.2	Description of Capital Stock of Parke Bancorp, Inc. (7)
	10.1	Amended Employment Agreement Between Bancorp, Bank and Vito S. Pantilione (3)
	10.2	Supplemental Executive Retirement Plan (1)
	10.7	2015 Equity Incentive Plan (4)
	10.12	Management Change in Control Severance Agreement dated March 19, 2024 by and between Parke Bancorp, Inc. and Jonathan D. Hill (8)
	10.14	2020 Equity Incentive Plan (6)
	10.15	Management Change in Control Severance Agreement by and between Parke Bancorp, Inc. and Nicholas J. Pantilione
	10.16	Management Change in Control Severance Agreement by and between Parke Bancorp, Inc. and Ralph Gallo
	19	Stock Trading Policy (11)
	21	Subsidiaries of the Registrant
	23.1	Consent of S.R. Snodgrass, P.C.
	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	97	Incentive Based Recovery Policy (10)
	99.1	Consent Order with the Federal Deposit Insurance Corporation dated October 8, 2020 (6)
	99.2	Consent Order with the New Jersey Department of Banking and Insurance (6)

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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
(11) Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K/A filed with the Commission on March 27, 2025 (File No. 000-51338).

Item 16.   Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKE BANCORP, INC.

Dated: March 11, 2026	/s/ Vito S. Pantilione
By:	Vito S. Pantilione President, Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2026.

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