Form 10-Q
period 2026-03-31
PARKE BANCORP, INC.
filed 2026-05-06
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Yes ☐                 No ☒

As of May 4, 2026, there were 11,730,950 shares of the registrant's common stock ($0.10 par value) outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands except per share data)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$6,879	$7,738
Interest bearing deposits with banks	103,995	149,125
Cash and cash equivalents	110,874	156,863
Investment securities available for sale, at fair value	4,366	4,746
Investment securities held to maturity, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025 (fair value of $7,362 at March 31, 2026 and $7,487 at December 31, 2025)	8,760	8,777
Total investment securities	13,126	13,523
Loans, net of unearned income	2,043,296	2,035,227
Less: Allowance for credit losses	(34,921)	(34,649)
Net loans	2,008,375	2,000,578
Accrued interest receivable	11,504	11,257
Premises and equipment, net	5,462	5,506
Restricted stock	8,566	8,085
Bank owned life insurance (BOLI)	35,541	35,320
Deferred tax asset	10,720	10,719
Other real estate owned (OREO)	2,862	2,862
Other	5,905	4,723
Total assets	$2,212,935	$2,249,436
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$164,105	$196,506
Interest-bearing deposits	1,534,639	1,562,163
Total deposits	1,698,744	1,758,669
FHLBNY borrowings	140,000	130,000
Subordinated debentures	13,403	13,403
Accrued interest payable	4,650	4,575
Other	20,575	18,271
Total liabilities	1,877,372	1,924,918
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at March 31, 2026 and December 31, 2025	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,515,472 shares and 12,425,768 shares at March 31, 2026 and December 31, 2025, respectively	1,252	1,243
Additional paid-in capital	140,587	139,268
Retained earnings	207,391	197,671
Accumulated other comprehensive loss	(203)	(200)
Treasury stock, 784,522 shares at March 31, 2026 and December 31, 2025, at cost	(13,789)	(13,789)
Total shareholders’ equity	335,563	324,518
Total liabilities and shareholders' equity	$2,212,935	$2,249,436

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2026	2025
Interest income:
Interest and fees on loans	$35,891	$31,476
Interest and dividends on investments	222	288
Interest on deposits with banks	827	2,082
Total interest income	36,940	33,846
Interest expense:
Interest on deposits	13,428	15,169
Interest on borrowings	1,380	2,070
Total interest expense	14,808	17,239
Net interest income	22,132	16,607
Provision for credit losses	202	590
Net interest income after provision for credit losses	21,930	16,017
Non-interest income
Service fees on deposit accounts	289	308
Other loan fees	161	178
Bank owned life insurance income	220	165
Other	183	170
Total non-interest income	853	821
Non-interest expense
Compensation and benefits	3,704	3,291
Professional services	598	714
Occupancy and equipment	761	687
Data processing	317	421
FDIC insurance and other assessments	373	350
OREO expense	80	127
Other operating expense	1,381	948
Total non-interest expense	7,214	6,538
Income before income tax expense	15,569	10,300
Income tax expense	3,725	2,522
Net income attributable to Company	11,844	7,778
Less: Preferred stock dividend	(5)	(5)
Net income available to common shareholders	$11,839	$7,773
Earnings per common share
Basic	$1.01	$0.66
Diluted	$0.99	$0.65
Weighted average common shares outstanding
Basic	11,706,574	11,836,384
Diluted	11,903,776	12,006,965

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Net income attributable to the Company	$11,844	$7,778
Unrealized (loss) gain on investment securities	(4)	70
Tax impact on unrealized loss (gain)	1	(18)
Total unrealized (loss) gain on investment securities	(3)	52
Comprehensive income attributable to the Company	$11,841	$7,830

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three months ended March 31, 2026

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, December 31, 2025	325	$325	12,425,768	$1,243	$139,268	$197,671	$(200)	$(13,789)	$324,518
Net income attributable to the company	—	—	—	—	—	11,844	—	—	11,844
Common stock options exercised	—	—	89,704	9	1,241	—	—	—	1,250
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Stock compensation expense	—	—	—	—	78	—	—	—	78
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.18 per share)	—	—	—	—	—	(2,119)	—	—	(2,119)
Balance, March 31, 2026	325	$325	12,515,472	$1,252	$140,587	$207,391	$(203)	$(13,789)	$335,563

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three months ended March 31, 2025

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

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$11,844	$7,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113	148
Provision for credit losses	202	590
Increase in value of bank owned life insurance	(221)	(165)
Net accretion of purchase premiums and discounts on securities	(14)	(10)
Stock based compensation	78	70
Net changes in:
(Increase) decrease in accrued interest receivable and other assets	(1,429)	590
Increase (decrease) in accrued interest payable and other accrued liabilities	2,446	(2,002)
Net cash provided by operating activities	13,019	6,999
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	372	380
Repayments and maturities of investment securities held to maturity	35	120
Net increase in loans	(8,066)	(15,021)
Purchases of bank premises and equipment	(69)	(381)
Redemptions of restricted stock	1,575	3,387
Purchases of restricted stock	(2,056)	(1,575)
Net cash used in investing activities	(8,209)	(13,090)
Cash Flows from Financing Activities:
Cash dividends	(2,124)	(2,130)
Proceeds from exercise of stock options	1,250	99
Net increase (decrease) in FHLBNY term borrowings	10,000	(40,000)
Net (decrease) increase in noninterest-bearing deposits	(32,401)	1,311
Net (decrease) increase in interest-bearing deposits	(27,524)	34,320
Net cash used in financing activities	(50,799)	(6,400)
Net decrease in cash and cash equivalents	(45,989)	(12,491)
Cash and Cash Equivalents, January 1,	156,863	221,527
Cash and Cash Equivalents, March 31,	$110,874	$209,036

Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,733	$18,237
Income taxes paid	$732	$210

Non-cash Investing and Financing Items
Accrued dividends payable	$2,116	$2,137

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying interim financial statements for the three months ended March 31, 2026 and 2025 are unaudited. The balance sheet as of December 31, 2025, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year or any other period.

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

Community Banking Segment
(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Total interest income	$36,940	$33,846
Total interest expense	14,808	17,239
Provision for credit losses	202	590
Net interest income after provision for credit losses	21,930	16,017

Total non-interest income	853	821
Total non-interest expense	7,214	6,538
Income before income tax expense	15,569	10,300
Income tax expense	3,725	2,522
Net income attributable to the Company	$11,844	$7,778
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$11,844	$7,778

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of March 31, 2026 and December 31, 2025. None of the securities shown below required an allowance for credit losses.

		Gross	Gross
	Amortized	unrealized	unrealized
As of March 31, 2026	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$4,139	$8	$286	$3,861
Corporate debt obligations	500	5	—	505
Total available for sale	$4,639	$13	$286	$4,366

Held to maturity:
Residential mortgage-backed securities	$4,719	$—	$974	$3,745
States and political subdivisions	4,041	—	424	3,617
Total held to maturity	$8,760	$—	$1,398	$7,362

		Gross	Gross
	Amortized	unrealized	unrealized
As of December 31, 2025	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$4,515	$10	$279	$4,246
Corporate debt obligations	500	—	—	500
Total available for sale	$5,015	$10	$279	$4,746

Held to maturity:
Residential mortgage-backed securities	$4,753	$—	$945	$3,808
States and political subdivisions	4,024	—	345	3,679
Total held to maturity	$8,777	$—	$1,290	$7,487

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of March 31, 2026 are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available for sale:
Due within one year	$21	$18
Due after one year through five years	1,445	1,353
Due after five years through ten years	1,307	1,250
Due after ten years	1,866	1,745
Total available for sale	$4,639	$4,366

Held to maturity:
Due within one year	$1,571	$1,556
Due after one year through five years	—	—
Due after five years through ten years	2,470	2,061
Due after ten years	4,719	3,745
Total held to maturity	$8,760	$7,362

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three months ended March 31, 2026 and 2025. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

As of March 31, 2026	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$5	$—	$3,519	$286	$3,524	$286
Total available for sale	$5	$—	$3,519	$286	$3,524	$286

As of December 31, 2025	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$46	$—	$3,816	$279	$3,862	$279
Total available for sale	$46	$—	$3,816	$279	$3,862	$279

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 2 securities in the less than 12 months loss position and 12 securities in the 12 months or greater loss position at March 31, 2026. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at March 31, 2026.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At March 31, 2026 and December 31, 2025, the Company had $2.04 billion and $2.04 billion, respectively, in loans receivable outstanding. Outstanding balances include $0.05 million and $0.03 million at March 31, 2026 and December 31, 2025, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at March 31, 2026 and December 31, 2025, consist of the following:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commercial and Industrial	$39,817	$38,672
Construction	217,805	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	184,691	182,529
Commercial – Non-owner Occupied	476,983	478,295
Residential – 1 to 4 Family	430,464	451,463
Residential – 1 to 4 Family Investment	479,098	494,228
Residential – Multifamily	210,577	173,611
Consumer	3,861	4,122
Total Loan receivable	2,043,296	2,035,227
Allowance for credit losses on loans	(34,921)	(34,649)
Total loan receivable, net of allowance for credit losses on loans	$2,008,375	$2,000,578

An age analysis of past due loans by class at March 31, 2026 and December 31, 2025 is as follows:

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
March 31, 2026	Due	Due	Days	Past Due	Current	Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$680	$680	$39,137	$39,817
Construction	—	—	1,091	1,091	216,714	217,805
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	184,291	184,691
Commercial – Non-owner Occupied	—	—	3,163	3,163	473,820	476,983
Residential – 1 to 4 Family	1,989	242	2,494	4,725	425,739	430,464
Residential – 1 to 4 Family Investment	1,507	118	1,437	3,062	476,036	479,098
Residential – Multifamily	—	—	—	—	210,577	210,577
Consumer	24	—	141	165	3,696	3,861
Total Loans	$3,520	$360	$9,406	$13,286	$2,030,010	$2,043,296

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
December 31, 2025	Due	Due	Days	Past Due	Current	Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$688	$688	$37,984	$38,672
Construction	—	—	1,091	1,091	211,216	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	182,129	182,529
Commercial – Non-owner Occupied	—	1,122	3,668	4,790	473,505	478,295
Residential – 1 to 4 Family	—	1,434	2,965	4,399	447,064	451,463
Residential – 1 to 4 Family Investment	—	896	1,840	2,736	491,492	494,228
Residential – Multifamily	—	—	—	—	173,611	173,611
Consumer	—	32	141	173	3,949	4,122
Total Loans	$—	$3,484	$10,793	$14,277	$2,020,950	$2,035,227

The following table provides the amortized cost of loans on nonaccrual status:

	March 31, 2026
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$680	$680	$—	$680
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	243	2,920	3,163	—	3,163
Residential - 1 to 4 Family	2,296	198	2,494	—	2,494
Residential - 1 to 4 Family Investment	1,437	—	1,437	—	1,437
Residential - Multifamily	—	—	—	—	—
Consumer	141	—	141	—	141
Total	$5,608	$3,798	$9,406	$—	$9,406

	December 31, 2025
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$688	$688	$—	$688
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,109	2,559	3,668	—	3,668
Residential - 1 to 4 Family	2,965	—	2,965	—	2,965
Residential - 1 to 4 Family Investment	1,840	—	1,840	—	1,840
Residential - Multifamily	—	—	—	—	—
Consumer	141	—	141	—	141
Total	$7,546	$3,247	$10,793	$—	$10,793

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities and is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures was $762.3 thousand and $829.1 thousand, respectively, on exposures totaling $198.0 million and $189.8 million, respectively.  During the three months ended March 31, 2026 and 2025 , we recorded a recovery for credit losses of $66.8 thousand, and a provision for credit losses on off balance sheet exposures of $73.3 thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three months ended March 31, 2026 and 2025:

			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended March 31, 2026
December 31, 2025	$1,008	$4,032	$2,239	$9,661	$8,205	$7,601	$1,845	$58	$34,649
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	2	—	—	—	—	—	—	—	2
Provisions (benefits)	21	(137)	(25)	(436)	(274)	526	596	(2)	269
Ending Balance at March 31, 2026	$1,032	$3,895	$2,214	$9,225	$7,931	$8,127	$2,441	$56	$34,921

For the three months ended March 31, 2026, the increase to the Residential 1 to 4 Family Investment segment was due to an increase in the qualitative factors related to an increase in problem loans that are 30 - 89 days delinquent.  The increase in the Residential Multifamily segment was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segment. The provision benefit during the three months ended March 31, 2026 to the Commercial Non-owner Occupied segment is due to a decrease in the problem loans balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

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

For the three months ended March 31, 2025, the increase to the Commercial Owner Occupied, and the Commercial Non-owner Occupied portfolio's was due to an increase in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments. The provision benefit during the quarter to the Construction segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at March 31, 2026:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$680	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	3,163	—	—
Residential - 1 to 4 Family	2,494	—	—
Residential - 1 to 4 Family Investment	1,437	—	—
Residential - Multifamily	—	—	—
Consumer	141	—	—
Total	$9,406	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2025:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$688	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	3,668	—	—
Residential - 1 to 4 Family	2,965	—	—
Residential - 1 to 4 Family Investment	1,840	—	—
Residential - Multifamily	—	—	—
Consumer	141	—	—
Total	$10,793	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of March 31, 2026.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$226	$4,929	$751	$3,109	$299	$5,242	$24,581	$39,137
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	403	—	277	680
Doubtful	—	—	—	—	—	—	—	—
	$226	$4,929	$751	$3,109	$702	$5,242	$24,858	$39,817
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$1,002	$324	$305	$988	$194	$213,901	$216,714
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$1,002	$324	$305	$988	$1,285	$213,901	$217,805
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$6,655	$33,535	$23,157	$29,220	$33,828	$55,657	$2,239	$184,291
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$6,655	$33,535	$23,157	$29,220	$33,828	$56,057	$2,239	$184,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$6,889	$108,733	$50,344	$13,113	$102,107	$174,973	$4,302	$460,461
OAEM	—	—	—	—	—	2,159	—	2,159
Substandard	—	—	—	—	361	14,002	—	14,363
Doubtful	—	—	—	—	—	—	—	—
	$6,889	$108,733	$50,344	$13,113	$102,468	$191,134	$4,302	$476,983
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family
Performing	$10,225	$41,700	$42,313	$45,814	$93,114	$189,267	$5,537	$427,970
Nonperforming	—	—	—	786	731	977	—	2,494
	$10,225	$41,700	$42,313	$46,600	$93,845	$190,244	$5,537	$430,464
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$4,422	$37,623	$51,216	$67,270	$110,450	$206,680	$—	$477,661
Nonperforming	—	—	—	1,108	—	329	—	1,437
	$4,422	$37,623	$51,216	$68,378	$110,450	$207,009	$—	$479,098
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$14,804	$42,698	$13,913	$4,786	$71,389	$62,987	$—	$210,577
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$14,804	$42,698	$13,913	$4,786	$71,389	$62,987	$—	$210,577
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$221	$—	$—	$3,490	$9	$3,720
Nonperforming	—	—	—	—	—	141	—	141
	$—	$—	$221	$—	$—	$3,631	$9	$3,861
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$43,221	$270,220	$182,239	$165,511	$413,670	$717,589	$250,846	$2,043,296

As of March 31, 2026, the Company was in the process of foreclosing on 21 residential 1 to 4 family loans with a principal balance of $5.2 million.

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of December 31, 2025.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$4,990	$879	$3,313	$305	$2	$5,778	$22,717	$37,984
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	411	—	—	277	688
Doubtful	—	—	—	—	—	—	—	—
	$4,990	$879	$3,313	$716	$2	$5,778	$22,994	$38,672
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$1,001	$325	$307	$1,396	$—	$193	$207,994	$211,216
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$1,001	$325	$307	$1,396	$—	$1,284	$207,994	$212,307
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$32,560	$23,259	$32,471	$34,016	$11,545	$46,025	$2,253	$182,129
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$32,560	$23,259	$32,471	$34,016	$11,545	$46,425	$2,253	$182,529
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$109,092	$50,669	$14,659	$102,688	$29,279	$150,007	$4,794	$461,188
OAEM	—	—	—	—	—	2,176	—	2,176
Substandard	—	—	—	370	—	14,561	—	14,931
Doubtful	—	—	—	—	—	—	—	—
	$109,092	$50,669	$14,659	$103,058	$29,279	$166,744	$4,794	$478,295
Current period gross charge-offs	$—	$—	$—	$—	$—	$202	$—	$202

Residential – 1 to 4 Family
Performing	$59,089	$43,287	$47,018	$95,574	$49,503	$148,408	$5,619	$448,498
Nonperforming	—	—	841	733	—	1,391	—	2,965
	$59,089	$43,287	$47,859	$96,307	$49,503	$149,799	$5,619	$451,463
Current period gross charge-offs	$—	$—	$47	$—	$—	$203	$—	$250

Residential – 1 to 4 Family Investment
Performing	$39,340	$52,575	$70,258	$114,208	$90,734	$125,273	$—	$492,388
Nonperforming	—	—	985	525	—	330	—	1,840
	$39,340	$52,575	$71,243	$114,733	$90,734	$125,603	$—	$494,228
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$27,456	$13,952	$4,812	$63,789	$31,067	$32,535	$—	$173,611
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$27,456	$13,952	$4,812	$63,789	$31,067	$32,535	$—	$173,611
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$226	$—	$—	$—	$3,746	$9	$3,981
Nonperforming	—	—	—	—	—	141	—	141
	$—	$226	$—	$—	$—	$3,887	$9	$4,122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$273,528	$185,172	$174,664	$414,015	$212,130	$532,055	$243,663	$2,035,227

Modifications to Borrowers Experiencing Financial Difficulty

During the periods ended March 31, 2026 and 2025, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
	(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$11,844	$7,778
Less: Dividend on series B preferred stock	(5)	(5)
Net income available to common shareholders	11,839	7,773
Basic weighted-average common shares outstanding	11,706,574	11,836,384
Basic earnings per common share	$1.01	$0.66
Diluted earnings per common share
Net income available to common shares	$11,839	$7,773
Add: Dividend on series B preferred stock	5	5
Net income available to diluted common shares	11,844	7,778
Basic weighted-average common shares outstanding	11,706,574	11,836,384
Dilutive potential common shares	197,202	170,581
Diluted weighted-average common shares outstanding	11,903,776	12,006,965
Diluted earnings per common share	$0.99	$0.65

During the three months ended  March 31, 2026 and 2025, respectively, there were zero and 174,125 weighted average option shares outstanding, respectively, that were not included in the computation of diluted EPS because these shares were anti-dilutive.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of March 31, 2026
Corporate debt obligations	$—	$505	$—	$505
Residential mortgage-backed securities	—	3,861	—	3,861
Total	$—	$4,366	$—	$4,366
As of December 31, 2025
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	4,246	—	4,246
Total	$—	$4,746	$—	$4,746

For the three months ended March 31, 2026, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three months ended March 31, 2026 and 2025.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of March 31, 2026
Collateral-dependent loans	$—	$—	$3,087	$3,087
OREO	—	—	2,862	2,862
As of December 31, 2025
Collateral-dependent loans	$—	$—	$2,672	$2,672
OREO	—	—	2,862	2,862

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at March 31, 2026 and December 31, 2025:

	Carrying	Fair Value
March 31, 2026	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$8,760	$7,362	$—	$7,362	$—
Loans, net	2,008,375	2,020,336	—	2,010,930	9,406

Financial Liabilities:
Time deposits	$623,844	$623,928	$—	$623,928	$—
Borrowings	153,403	152,276	—	152,276	—

	Carrying	Fair Value
December 31, 2025	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$8,777	$7,487	$—	$7,487	$—
Loans, net	2,000,578	2,020,810	—	2,010,017	10,793

Financial Liabilities:
Time deposits	$661,833	$662,947	$—	$662,947	$—
Borrowings	143,403	145,748	—	145,748	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at March 31, 2026. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of March 31, 2026 and December 31, 2025, unused commitments to extend credit amounted to approximately $143.2 million and $158.3 million, respectively. At March 31, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures was $762.3 thousand and $829.1 thousand, respectively, a decrease of $66.8 thousand, mainly due to the decrease in the unused commitment balance.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of March 31, 2026 and December 31, 2025, standby letters of credit with customers were $0.6 million and $0.6 million, respectively.

On March 12, 2026, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $100.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on June 1, 2026. There were no outstanding borrowings on the letters of credit as of March 31, 2026.

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

At March 31, 2026 and December 31, 2025, deposit balances from cannabis customers were approximately $56.2 million and $61.9 million, or 3.3% and 3.5% of total deposits, respectively, with two customers accounting for 27.8% and 30.7% of the total at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, there were cannabis-related loans in the amounts of $46.0 million and $47.0 million, respectively.

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

Financial institutions can be affected by changing conditions in the real estate and financial markets. The effects of geopolitical instability, including the conflicts between the U.S./Israel and Iran, Russia and Ukraine, and Israel and Hezbollah/Hamas, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, higher tariffs, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey and Philadelphia, Pennsylvania. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

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

Overview

The following discussion provides information about our results of operations, financial condition, liquidity and asset quality. We intend that this information facilitates your understanding and assessment of significant changes and trends related to our financial condition and results of operations. You should read this section in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

At March 31, 2026, we had total assets of $2.21 billion, and total equity of $335.6 million. Net income available to common shareholders for the three months ended March 31, 2026 was $11.8 million.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Income: Our net income available to common shareholders for the three months ended March 31, 2026 increased $4.1 million, or 52.3%, to $11.8 million, compared to $7.8 million for the three months ended March 31, 2025.  Earnings per share were $1.01 per basic common share and $0.99 per diluted common share for the three months ended March 31, 2026, compared to $0.66 per basic common share and $0.65 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income and a decrease in provision for credit losses, partially offset by an increase in non-interest expense.

Net Interest Income: Our net interest income was $22.1 million for the first quarter of 2026 compared to $16.6 million for the first quarter of 2025, an increase of $5.5 million, or 33.3%. Net interest income increased during the three months ended March 31, 2026, primarily due to an increase in interest and fees on loans, and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest on deposits with banks.  Interest income increased $3.1 million, or 9.1%, during the three months ended March 31, 2026 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $4.4 million in interest and fees on loans, due to higher loan balances and market interest rates.  Interest from deposits with banks decreased $1.3 million during the three months ended March 31, 2026 as compared to the same period in the prior year, primarily due to lower average cash balances held at the Federal Reserve Bank ("FRB") and lower interest earning rates. The increase in net interest income was also due to a decrease in interest expense on deposits during the three months ended March 31, 2026 of $1.7 million, or 11.5%, primarily due to a decrease in interest rates.  Interest expense on borrowings decreased during the three months ended March 31, 2026, by $0.7 million, or 33.3%, as compared to the same period in the prior year, due to a decrease in average balances outstanding and a decrease in interest rates paid on borrowings.

Provision for credit losses: For the three months ended March 31, 2026, the provision for credit losses was $0.2 million, compared to a provision for credit losses of $0.6 million for the three months ended March 31, 2025, a decrease of $0.4 million. The decrease in the provision for credit losses for the three months ended March 31, 2026, was primarily due to lower growth in loans during the three months ended March 31, 2026, compared to the same period in 2025.

Non-interest Income: Our non-interest income was $0.9 million for the three months ended March 31, 2026, an increase of $32.0 thousand, compared to $0.8 million for the three months ended March 31, 2025. The increase is primarily attributable to an increase in bank owned life insurance ("BOLI") income, compared to the same period in 2025.

Non-interest Expense: Our non-interest expense increased $0.7 million, or 10.4%, for the three months ended March 31, 2026, from the three months ended March 31, 2025, to $7.2 million.  The increase was primarily driven by an increase in compensation and benefits of $0.4 million, and an increase in other operating expense of $0.4 million, partially offset by a decrease in professional services of $0.1 million, for the three months ended March 31, 2026, compared to the same period in 2025.

Income Tax: Income tax expense was $3.7 million on income before taxes of $15.6 million for the three months ended March 31, 2026, resulting in an effective tax rate of 23.9%, compared to income tax expense of $2.5 million on income before taxes of $10.3 million for the same period of 2025, resulting in an effective tax rate of 24.5%.

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

	For the Three Months Ended March 31,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$2,035,169	$35,891	7.15%	$1,878,594	$31,476	6.80%
Investment securities**	21,337	222	4.22%	22,346	288	5.23%
Interest bearing deposits	94,508	827	3.55%	194,165	2,082	4.35%
Total interest-earning assets	2,151,014	36,940	6.96%	2,095,105	33,846	6.55%
Other assets	74,465			63,834
Allowance for credit losses	(34,818)			(32,680)
Total assets	$2,190,661			$2,126,259
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$92,697	$385	1.69%	$66,001	$170	1.04%
Money markets	758,906	6,939	3.71%	693,236	7,644	4.47%
Savings	44,450	119	1.08%	54,700	147	1.09%
Time deposits	475,952	4,540	3.87%	485,326	5,420	4.53%
Brokered certificates of deposit	150,065	1,445	3.91%	162,486	1,788	4.46%
Total interest-bearing deposits	1,522,070	13,428	3.58%	1,461,749	15,169	4.21%
Borrowings	135,292	1,380	4.14%	159,873	2,070	5.25%
Total interest-bearing liabilities	1,657,362	14,808	3.62%	1,621,622	17,239	4.31%
Non-interest bearing deposits	179,692			181,055
Other liabilities	21,434			18,922
Total non-interest bearing liabilities	201,126			199,977
Equity	332,173			304,660
Total liabilities and shareholders’ equity	$2,190,661			$2,126,259
Net interest income		$22,132			$16,607
Interest rate spread			3.34%			2.24%
Net interest margin			4.17%			3.21%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

Financial Condition

General

At March 31, 2026, the Company’s total assets were $2.21 billion, a decrease of $36.5 million, or 1.60%, from December 31, 2025. The decrease in total assets was primarily attributable to a decrease in cash and cash equivalents of $46.0 million, partially offset by an increase in net loans of $7.8 million.  Cash and cash equivalents decreased $46.0 million, or 29.3%, primarily due to a decrease in deposits of $59.9 million, and the increase in loans of $7.8 million, partially offset by an increase in FHLBNY borrowings of $10.0 million.

Total liabilities were $1.88 billion at March 31, 2026. This represented a $47.5 million, or 2.5%, decrease, from $1.92 billion at December 31, 2025. The decrease in total liabilities was primarily due to a decrease in total deposits of $59.9 million, or 3.4%, to $1.70 billion at March 31, 2026, partially offset by an increase in FHLBNY borrowings of $10.0 million, or 7.7%, to $140.0 million. The decrease in deposits was primarily driven by a decrease in non-interestbearing deposits of $32.4 million, time deposits of $24.0 million, brokered time deposits of $14.0 million, and interest-bearing demand deposits of $12.6 million, partially offset by an increase in money market deposits of $22.6 million.

Total equity was $335.6 million and $324.5 million at March 31, 2026 and December 31, 2025, respectively, an increase of $11.1 million from December 31, 2025. The increase was primarily due to the retention of earnings, partially offset by the payment of $2.1 million of cash dividends.

The following table presents certain key condensed balance sheet data as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$110,874	$156,863	$(45,989)	(29.3)%
Investment securities	13,126	13,523	(397)	(2.9)%
Loans, net of unearned income	2,043,296	2,035,227	8,069	0.4%
Allowance for credit losses	(34,921)	(34,649)	(272)	0.8%
Total assets	2,212,935	2,249,436	(36,501)	(1.6)%
Total deposits	1,698,744	1,758,669	(59,925)	(3.4)%
FHLBNY borrowings	140,000	130,000	10,000	7.7%
Subordinated debt	13,403	13,403	—	0.0%
Total liabilities	1,877,372	1,924,918	(47,546)	(2.5)%
Total equity	335,563	324,518	11,045	3.4%
Total liabilities and equity	2,212,935	2,249,436	(36,501)	(1.6)%

Cash and cash equivalents

Cash and cash equivalents decreased $46.0 million to $110.9 million at March 31, 2026 from $156.9 million at December 31, 2025, a decrease of 29.3%. The decrease was primarily due to an increase in loans, and a decrease in primarily non-interest bearing and brokered deposit balances, partially offset by an increase in FHLBNY borrowings.

Investment securities

Total investment securities decreased to $13.1 million at March 31, 2026, from $13.5 million at December 31, 2025, a decrease of $0.4 million or 2.9%. The decrease was attributed to normal pay downs of securities.  For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $2.04 billion at March 31, 2026, from $2.04 billion at December 31, 2025, an increase of $8.1 million, or 0.4%. The increase was primarily due to increases in the residential - multifamily and construction loan portfolios, partially offset by a decrease in the residential - 1 to 4 family and residential - 1 to 4 family investment loan portfolios.  Loans receivable as of March 31, 2026 and December 31, 2025, consisted of the following:

	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
		Loans to total		Loans to total
	Amount	Loans	Amount	Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$39,817	1.9%	$38,672	1.9%	$1,145	3.0%
Construction	217,805	10.7%	212,307	10.4%	5,498	2.6%
Real Estate Mortgage:
Commercial – Owner Occupied	184,691	9.0%	182,529	9.0%	2,162	1.2%
Commercial – Non-owner Occupied	476,983	23.3%	478,295	23.5%	(1,312)	(0.3)%
Residential – 1 to 4 Family	430,464	21.1%	451,463	22.2%	(20,999)	(4.7)%
Residential – 1 to 4 Family Investment	479,098	23.4%	494,228	24.3%	(15,130)	(3.1)%
Residential – Multifamily	210,577	10.3%	173,611	8.5%	36,966	21.3%
Consumer	3,861	0.2%	4,122	0.2%	(261)	(6.3)%
Total Loans	$2,043,296	100.0%	$2,035,227	100.0%	$8,069	0.4%

Deposits

At March 31, 2026, total deposits decreased to $1.70 billion from $1.76 billion at December 31, 2025, a decrease of $59.9 million, or 3.4%. The decrease in deposits was primarily due to a decrease in time deposits of $38.0 million, of which $14.0 million were brokered deposits, $32.4 million of noninterest-bearing deposits, and $12.6 million in checking deposits, of which $12.5 million were brokered deposits.  The decrease was partially offset by a $22.6 million increase in money market deposits, resulting from an increase of $21.7 million in municipal deposits.

	March 31,	December 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$164,105	$196,506	$(32,401)	(16.5)%
Interest-bearing
Checking	97,217	109,861	(12,644)	(11.5)%
Savings	45,019	44,551	468	1.1%
Money market	768,559	745,918	22,641	3.0%
Time deposits	623,844	661,833	(37,989)	(5.7)%
Total deposits	$1,698,744	$1,758,669	$(59,925)	(3.4)%
Estimated uninsured deposits	$714,141	$728,398	$(14,257)	(2.0)%
Total brokered deposits	$191,664	$215,329	$(23,665)	(11.0)%

Borrowings

Total borrowings were $153.4 million at March 31, 2026 and $143.4 million at December 31, 2025.  The increase in borrowings during the first quarter of 2026 is due to an increase of $10.0 million in FHLBNY advances.  At March 31, 2026, all of the outstanding FHLBNY advances had short-term maturities.

Equity

Total equity increased to $335.6 million at March 31, 2026 from $324.5 million at December 31, 2025, an increase of $11.0 million, or 3.4%, primarily due to the retention of earnings from the period, partially offset by the payment of $2.1 million of cash dividends.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At March 31, 2026, our cash position was $110.9 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.

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

We also use brokered deposits as a funding source. The Bank primarily utilizes brokered relationships with Wells Fargo, Piper Sandler, and Stonecastle.  As of March 31, 2026, the Company had $156.6 million of brokered deposits resulting from these relationships. For an additional source of brokered liquidity, the Bank joined the IntraFi Financial Network. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of March 31, 2026, the Company had $35.0 million sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of March 31, 2026, the Company had lines of credit with the FHLBNY of $651.6 million, of which $140.0 million was outstanding, and an additional $100.0 million from a letter of credit for securing public funds, of which zero was outstanding as of March 31, 2026. The remaining borrowing capacity was $411.6 million at March 31, 2026.  As of March 31, 2026, the Company had a borrowing capacity through the FRB discount window of $400.0 million. There were no borrowings outstanding from the FRB as of March 31, 2026.  Our diversity of funding capacity results in the Bank's ability to cover 138.7% of estimated uninsured deposits at March 31, 2026.

We had outstanding loan commitments of $143.2 million at March 31, 2026. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the three months ended March 31, 2026 and 2025.

Cash provided by operating activities was $13.0 million during the three months ended March 31, 2026, compared to $7.0 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in net income, and the increase in accrued interest payable and other accrued liabilities, partially offset by the increase in accrued interest receivable and other assets.

Cash used in investing activities was $8.2 million during the three months ended March 31, 2026, compared to cash used in investing activities of $13.1 million in the same period last year. The decrease in cash used in the investing activities during the three months ended March 31, 2026, was primarily due to the decrease in cash outflow from the origination of loans, and the decrease in the net purchase of FHLBNY restricted stock.

Cash used in financing activities was $50.8 million during the three months ended March 31, 2026, compared to cash used in financing activities of $6.4 million in the same period last year. The increase in cash used in financing activities during the three months ended March 31, 2026, was primarily due to a decrease in noninterest-bearing deposits, and a decrease in interest-bearing deposits, partially offset by an increase in FHLBNY borrowings.

Capital Adequacy

We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $11.0 million at March 31, 2026, from December 31, 2025, primarily from the Company’s net income of $11.8 million for the period, net of common and preferred stock dividends of $2.1 million.

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

Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At March 31, 2026, the Bank and the Company were both considered “well capitalized”.

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at March 31, 2026:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$348,844	15.92%	$348,164	15.90%

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Credit Losses: Our allowances for credit losses represents management's best estimate of probable losses inherent in our investment and loan portfolios, excluding those loans accounted for under fair value. Our process for determining the allowance for credit losses is discussed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Absecon Gardens Condominium Association v. Parke Bank Matter

Absecon Gardens Condominium Association v. Parke Bank, One Mechanic Street, et al, Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATLL-2321-21. The Company is the successor to the interests of the developer of the Absecon Gardens Condominium project in Absecon NJ. Some of the unit owners have suggested that the Company is responsible for contributions and/or repair for alleged damages purportedly relating to construction. The owners filed a Complaint, alleging that the damages total approximately $1.7 million. The matter is in discovery so it is difficult to determine whether that amount accurately reflects the claimed damages, or whether the Company is in any way culpable for the damages.  A Court ordered remediation is scheduled for June 2026.  At this time it is too early to predict whether an unfavorable outcome will result. The Company is vigorously defending this matter.

Mori Restaurant LLC v. Parke Bank Matter

On May 20, 2014, Parke Bank (the "Bank") loaned Voorhees Diner Corporation ("VDC") the original principal sum of $1.0 million for purposes of tenant fit out, and operation, of the Voorhees Diner situated at 320 Route 73, Voorhees, New Jersey 08043. VDC leased the Diner property under that certain Lease with Mori Restaurant LLC ("Mori") dated May 20, 2014. In connection with the loan from the Bank and as security therefor, VDC pledged its leasehold interest to the Bank. On March 6, 2015, the loan was modified, and the principal amount of the loan was increased to $1.4 million. On January 8, 2020, the Bank declared VDC in default of its loan obligations. Judgment was entered against VDC and in favor of the Bank, and the court appointed Alan I. Gould, Esquire, as the Receiver for the Voorhees Diner Corporation. Mr. Gould subsequently caused VDC's leasehold interest in the Diner property to be sold at sheriffs sale. The Bank's REO subsidiary, 320 Route 73 LLC, was the successful bidder and took title thereto. Mori Restaurant has filed counterclaims against 320 Route 73 LLC and the Bank for rent allegedly accruing due during the period that the Receiver was in possession of the premises. As to all of Mori Restaurant’s claims, the Bank defendants’ primary, but not exclusive, defense in this matter is that, pursuant to that certain Fee Owner Consent executed by and between Mori Restaurant and the Bank, in November 2014, the lease between VDC and Mori Restaurant was terminated as a matter of law and neither the Bank nor 320 Route 73 LLC have liability to Mori Restaurant under the lease or otherwise. In August 2024, Parke Bank filed an amended complaint asserting claims against Mori for breach of the Assignment of Leases and default under the mortgage loan documents. Mori sought summary judgement on, among other things, its claims for possession of the diner and against the Bank's affirmative claims. The court determined that the Lease remained binding on 320 Route 73 LLC and that 320 Route 73 LLC was liable to Mori for rent under the Lease during its period of possession. The court also ruled that Mori was entitled to repossess the diner.  In November 2025, Mori repossessed the diner.  The court did not determine damages and reserved all damages issues for trial, which is scheduled for June 2026.  The Bank denies liability beyond the court's rulings to date and will continue to vigorously defend this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Unregistered Sales of Equity Securities. Not Applicable.

(b)         Use of Proceeds. Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	May 6, 2026	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)