Form 10-Q
period 2026-06-30
PARKE BANCORP, INC.
filed 2026-08-05
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

Yes ☐                 No ☒

As of August 3, 2026, there were 11,761,470 shares of the registrant's common stock ($0.10 par value) outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands except per share data)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$8,980	$7,738
Interest bearing deposits with banks	195,743	149,125
Cash and cash equivalents	204,723	156,863
Investment securities available for sale, at fair value	4,049	4,746
Investment securities held to maturity, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025 (fair value of $8,897 at June 30, 2026 and $7,487 at December 31, 2025)	10,245	8,777
Total investment securities	14,294	13,523
Loans, net of unearned income	2,031,361	2,035,227
Less: Allowance for credit losses	(34,624)	(34,649)
Net loans	1,996,737	2,000,578
Accrued interest receivable	11,223	11,257
Premises and equipment, net	5,534	5,506
Restricted stock	9,783	8,085
Bank owned life insurance (BOLI)	35,790	35,320
Deferred tax asset	10,720	10,719
Other real estate owned (OREO)	6,762	2,862
Other	7,483	4,723
Total assets	$2,303,049	$2,249,436
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$193,186	$196,506
Interest-bearing deposits	1,566,417	1,562,163
Total deposits	1,759,603	1,758,669
FHLBNY borrowings	164,000	130,000
Subordinated debentures	13,403	13,403
Accrued interest payable	4,266	4,575
Other	15,708	18,271
Total liabilities	1,956,980	1,924,918
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at June 30, 2026 and December 31, 2025	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,545,792 shares and 12,425,768 shares at June 30, 2026 and December 31, 2025, respectively	1,255	1,243
Additional paid-in capital	141,206	139,268
Retained earnings	217,275	197,671
Accumulated other comprehensive loss	(203)	(200)
Treasury stock, 784,522 shares at June 30, 2026 and December 31, 2025, at cost	(13,789)	(13,789)
Total shareholders’ equity	346,069	324,518
Total liabilities and shareholders' equity	$2,303,049	$2,249,436

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$36,956	$32,756	$72,847	$64,232
Interest and dividends on investments	237	232	459	520
Interest on deposits with banks	1,257	2,036	2,084	4,118
Total interest income	38,450	35,024	75,390	68,870
Interest expense:
Interest on deposits	13,736	15,144	27,164	30,312
Interest on borrowings	1,705	2,009	3,085	4,080
Total interest expense	15,441	17,153	30,249	34,392
Net interest income	23,009	17,871	45,141	34,478
Provision for credit losses	676	984	878	1,574
Net interest income after provision for credit losses	22,333	16,887	44,263	32,904
Non-interest income
Service fees on deposit accounts	278	312	566	620
Other loan fees	168	145	329	322
Bank owned life insurance income	250	169	470	334
Other	181	190	366	361
Total non-interest income	877	816	1,731	1,637
Non-interest expense
Compensation and benefits	3,560	3,264	7,264	6,555
Professional services	680	652	1,278	1,366
Occupancy and equipment	730	676	1,491	1,364
Data processing	272	425	588	845
FDIC insurance and other assessments	369	384	742	734
OREO expense	51	100	131	227
Other operating expense	1,259	1,179	2,642	2,127
Total non-interest expense	6,921	6,680	14,136	13,218
Income before income tax expense	16,289	11,023	31,858	21,323
Income tax expense	4,048	2,740	7,773	5,262
Net income attributable to Company	12,241	8,283	24,085	16,061
Less: Preferred stock dividend	(5)	(5)	(10)	(10)
Net income available to common shareholders	$12,236	$8,278	$24,075	$16,051
Earnings per common share
Basic	$1.04	$0.70	$2.05	$1.36
Diluted	$1.03	$0.69	$2.02	$1.34
Weighted average common shares outstanding
Basic	11,725,654	11,843,328	11,716,114	11,839,856
Diluted	11,922,397	12,008,224	11,913,086	12,007,594

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to the Company	$12,241	$8,283	$24,085	$16,061
Unrealized gain (loss) on investment securities	—	46	(4)	116
Tax impact on unrealized gain (loss)	—	(12)	1	(30)
Total unrealized gain (loss) on investment securities	—	34	(3)	86
Comprehensive income attributable to the Company	$12,241	$8,317	$24,082	$16,147

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three and Six months ended June 30, 2026

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, March 31, 2026	325	$325	12,515,472	$1,252	$140,587	$207,391	$(203)	$(13,789)	$335,563
Net income attributable to the company	—	—	—	—	—	12,241	—	—	12,241
Common stock options exercised	—	—	30,320	3	524	—	—	—	527
Other comprehensive loss	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	95	—	—	—	95
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.20 per share)	—	—	—	—	—	(2,352)	—	—	(2,352)
Balance, June 30, 2026	325	$325	12,545,792	$1,255	$141,206	$217,275	$(203)	$(13,789)	$346,069
Six Months Ended
Balance, December 31, 2025	325	$325	12,425,768	$1,243	$139,268	$197,671	$(200)	$(13,789)	$324,518
Net income attributable to the company	—	—	—	—	—	24,085	—	—	24,085
Common stock options exercised	—	—	120,024	12	1,765	—	—	—	1,777
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)
Stock compensation expense	—	—	—	—	173	—	—	—	173
Dividend on preferred stock ($30.00 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividend on common stock ($0.38 per share)	—	—	—	—	—	(4,471)	—	—	(4,471)
Balance, June 30, 2026	325	$325	12,545,792	$1,255	$141,206	$217,275	$(203)	$(13,789)	$346,069

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

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$24,085	$16,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229	272
Provision for credit losses	878	1,574
Increase in value of bank owned life insurance	(470)	(334)
Net accretion of purchase premiums and discounts on securities	(25)	(23)
Stock based compensation	173	133
Net changes in:
Increase in accrued interest receivable and other assets	(2,725)	(2,051)
Decrease in accrued interest payable and other accrued liabilities	(3,069)	(1,874)
Net cash provided by operating activities	19,076	13,758
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	684	741
Repayments and maturities of investment securities held to maturity	68	157
Purchase of investment securities	(1,503)	—
Net increase in loans	(1,004)	(66,630)
Purchases of bank premises and equipment	(257)	(442)
Redemptions of restricted stock	2,250	4,963
Purchases of restricted stock	(3,948)	(3,035)
Net cash used in investing activities	(3,710)	(64,246)
Cash Flows from Financing Activities:
Cash dividends	(4,217)	(4,267)
Proceeds from exercise of stock options	1,777	99
Excise tax payment on purchase of treasury stock	—	(29)
Net increase (decrease) in FHLBNY term borrowings	34,000	(45,000)
Net (decrease) increase in noninterest-bearing deposits	(3,320)	4,701
Net increase in interest-bearing deposits	4,254	57,711
Net cash used in financing activities	32,494	13,215
Net increase (decrease) in cash and cash equivalents	47,860	(37,273)
Cash and Cash Equivalents, January 1,	156,863	221,527
Cash and Cash Equivalents, June 30,	$204,723	$184,254

Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,558	$35,575
Income taxes paid	$11,865	$6,082

Non-cash Investing and Financing Items
Loans transferred to OREO	$3,900	$—
Accrued dividends payable	$2,357	$2,137

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying interim financial statements for the three and six months ended June 30, 2026 and 2025 are unaudited. The balance sheet as of December 31, 2025, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year or any other period.

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

The following table presents segment profit and significant expenses.

Community Banking Segment
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total interest income	$38,450	$35,024	$75,390	$68,870
Total interest expense	15,441	17,153	30,249	34,392
Provision for credit losses	676	984	878	1,574
Net interest income after provision for credit losses	22,333	16,887	44,263	32,904

Total non-interest income	877	816	1,731	1,637
Total non-interest expense	6,921	6,680	14,136	13,218
Income before income tax expense	16,289	11,023	31,858	21,323
Income tax expense	4,048	2,740	7,773	5,262
Net income attributable to the Company	$12,241	$8,283	$24,085	$16,061
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$12,241	$8,283	$24,085	$16,061

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of June 30, 2026 and December 31, 2025. None of the securities shown below required an allowance for credit losses.

		Gross	Gross
	Amortized	unrealized	unrealized
As of June 30, 2026	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$3,822	$8	$284	$3,546
Corporate debt obligations	500	3	—	503
Total available for sale	$4,322	$11	$284	$4,049

Held to maturity:
Residential mortgage-backed securities	$4,687	$—	$962	$3,725
States and political subdivisions	5,558	—	386	5,172
Total held to maturity	$10,245	$—	$1,348	$8,897

		Gross	Gross
	Amortized	unrealized	unrealized
As of December 31, 2025	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$4,515	$10	$279	$4,246
Corporate debt obligations	500	—	—	500
Total available for sale	$5,015	$10	$279	$4,746

Held to maturity:
Residential mortgage-backed securities	$4,753	$—	$945	$3,808
States and political subdivisions	4,024	—	345	3,679
Total held to maturity	$8,777	$—	$1,290	$7,487

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of June 30, 2026 are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available for sale:
Due within one year	$14	$11
Due after one year through five years	1,238	1,150
Due after five years through ten years	1,267	1,210
Due after ten years	1,803	1,678
Total available for sale	$4,322	$4,049

Held to maturity:
Due within one year	$1,590	$1,570
Due after one year through five years	—	—
Due after five years through ten years	2,470	2,111
Due after ten years	6,185	5,216
Total held to maturity	$10,245	$8,897

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and six months ended June 30, 2026 and 2025. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

As of June 30, 2026	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$35	$—	$3,244	$284	$3,279	$284
Total available for sale	$35	$—	$3,244	$284	$3,279	$284

As of December 31, 2025	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$46	$—	$3,816	$279	$3,862	$279
Total available for sale	$46	$—	$3,816	$279	$3,862	$279

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 5 securities in the less than 12 months loss position and 12 securities in the 12 months or greater loss position at June 30, 2026. These securities are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at June 30, 2026.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At June 30, 2026 and December 31, 2025, the Company had $2.03 billion and $2.04 billion, respectively, in loans receivable outstanding. Outstanding balances include $0.20 million and $0.03 million at June 30, 2026 and December 31, 2025, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at June 30, 2026 and December 31, 2025, consist of the following:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial and Industrial	$36,628	$38,672
Construction	220,002	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	186,738	182,529
Commercial – Non-owner Occupied	470,762	478,295
Residential – 1 to 4 Family	427,955	451,463
Residential – 1 to 4 Family Investment	466,929	494,228
Residential – Multifamily	218,690	173,611
Consumer	3,657	4,122
Total Loan receivable	2,031,361	2,035,227
Allowance for credit losses on loans	(34,624)	(34,649)
Total loan receivable, net of allowance for credit losses on loans	$1,996,737	$2,000,578

An age analysis of past due loans by class at June 30, 2026 and December 31, 2025 is as follows:

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
June 30, 2026	Due	Due	Days	Past Due	Current	Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$675	$675	$35,953	$36,628
Construction	—	—	1,091	1,091	218,911	220,002
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	186,338	186,738
Commercial – Non-owner Occupied	—	—	603	603	470,159	470,762
Residential – 1 to 4 Family	—	1,345	1,723	3,068	424,887	427,955
Residential – 1 to 4 Family Investment	—	689	772	1,461	465,468	466,929
Residential – Multifamily	—	—	—	—	218,690	218,690
Consumer	44	31	151	226	3,431	3,657
Total Loans	$44	$2,065	$5,415	$7,524	$2,023,837	$2,031,361

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
December 31, 2025	Due	Due	Days	Past Due	Current	Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$688	$688	$37,984	$38,672
Construction	—	—	1,091	1,091	211,216	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	182,129	182,529
Commercial – Non-owner Occupied	—	1,122	3,668	4,790	473,505	478,295
Residential – 1 to 4 Family	—	1,434	2,965	4,399	447,064	451,463
Residential – 1 to 4 Family Investment	—	896	1,840	2,736	491,492	494,228
Residential – Multifamily	—	—	—	—	173,611	173,611
Consumer	—	32	141	173	3,949	4,122
Total Loans	$—	$3,484	$10,793	$14,277	$2,020,950	$2,035,227

The following table provides the amortized cost of loans on nonaccrual status:

	June 30, 2026
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$675	$675	$—	$675
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	243	360	603	—	603
Residential - 1 to 4 Family	1,624	99	1,723	—	1,723
Residential - 1 to 4 Family Investment	772	—	772	—	772
Residential - Multifamily	—	—	—	—	—
Consumer	151	—	151	—	151
Total	$4,281	$1,134	$5,415	$—	$5,415

	December 31, 2025
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$688	$688	$—	$688
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,109	2,559	3,668	—	3,668
Residential - 1 to 4 Family	2,965	—	2,965	—	2,965
Residential - 1 to 4 Family Investment	1,840	—	1,840	—	1,840
Residential - Multifamily	—	—	—	—	—
Consumer	141	—	141	—	141
Total	$7,546	$3,247	$10,793	$—	$10,793

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities and is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures was $762.3 thousand and $829.1 thousand, respectively, on exposures totaling $262.0 million and $189.8 million, respectively.  During the three and six months ended June 30, 2026 and 2025 , we recorded a recovery for credit losses of zero and $66.8 thousand, and a provision for credit losses on off balance sheet exposures of $306.0 thousand and $439.0 thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended June 30, 2026
March 31, 2026	$1,032	$3,895	$2,214	$9,225	$7,931	$8,127	$2,441	$56	$34,921
Charge-offs	—	—	—	(979)	—	—	—	—	(979)
Recoveries	6	—	—	—	—	—	—	—	6
Provisions (benefits)	(48)	290	417	(18)	(255)	(200)	490	—	676
Ending Balance at June 30, 2026	$990	$4,185	$2,631	$8,228	$7,676	$7,927	$2,931	$56	$34,624
Six months ended June 30, 2026
December 31, 2025	$1,008	$4,032	$2,239	$9,661	$8,205	$7,601	$1,845	$58	$34,649
Charge-offs	—	—	—	(979)	—	—	—	—	(979)
Recoveries	8	—	—	—	—	—	—	—	8
Provisions (benefits)	(26)	153	392	(454)	(529)	326	1,086	(2)	946
Ending Balance at June 30, 2026	$990	$4,185	$2,631	$8,228	$7,676	$7,927	$2,931	$56	$34,624

For the three months ended June 30, 2026, the increase to the Commercial Owner Occupied segment was due to an increase in the qualitative factors due to an increase in the concentration level of the segment.  The increase in the Residential Multi-family segment was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors within the portfolio segment.  The provision benefit to the Residential 1 to 4 Family, and the Residential 1 to 4 Family Investment portfolios, was due to a decrease in the portfolios' balance.  The increase in charge-offs for the Commercial Non-owner Occupied segment was primarily attributed to one, distressed office building, which was repossessed and transferred to Other Real Estate Owned.

For the six months ended June 30, 2026, the increase to the Commercial Owner-Occupied segment was due to an increase in the qualitative factors due to an increase in the concentration level of the segment, as well as an increase in the qualitative factors related to increased risk in the economy due to an increase in interest rates, and a decrease in GDP experienced during 2026.  The increase in the Residential 1 to 4 Family Investment segment was due to the aforementioned increase in the economic qualitative factor, partially offset by a decrease in the portfolio balance.  The increase in the Residential Multifamily segment is due to the increase in the portfolio balance, and the aforementioned increase in the economic qualitative factor.  The provision benefit during the six months ended June 30, 2026 to the Commercial Non-owner Occupied segment is due to a decrease in the problem loans balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments, partially offset by the aforementioned increase in the economic qualitative factor.  The provision benefit to the Residential 1 to 4 Family segment is due to a decrease in the portfolio's balance, partially offset by the aforementioned increase in the economic qualitative factor.

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

   During the three months ended June 30, 2025, the increase to the Commercial Non-Owner Occupied, and the Construction portfolios' was due to an increase in the portfolios' balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.  The provision benefit during the quarter to the Commercial Owner Occupied, Residential 1 to 4 Family, and Residential 1 to 4 Family Investment portfolio segments is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels    within the portfolio segments.

    For the six months ended June 30, 2025, the increase to the Commercial Non-Owner Occupied portfolio was due to an increase in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segment.  The provision benefit during the six months ended June 30, 2025 to the Residential 1 to 4 Family segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at June 30, 2026:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$675	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	603	—	—
Residential - 1 to 4 Family	1,723	—	—
Residential - 1 to 4 Family Investment	772	—	—
Residential - Multifamily	—	—	—
Consumer	151	—	—
Total	$5,415	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2025:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$688	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	3,668	—	—
Residential - 1 to 4 Family	2,965	—	—
Residential - 1 to 4 Family Investment	1,840	—	—
Residential - Multifamily	—	—	—
Consumer	141	—	—
Total	$10,793	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of June 30, 2026.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$1,768	$4,297	$676	$2,986	$294	$5,785	$20,147	$35,953
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	398	—	277	675
Doubtful	—	—	—	—	—	—	—	—
	$1,768	$4,297	$676	$2,986	$692	$5,785	$20,424	$36,628
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$3,118	$323	$303	$991	$74	$214,102	$218,911
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$3,118	$323	$303	$991	$1,165	$214,102	$220,002
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$16,669	$33,391	$23,069	$28,949	$31,939	$50,078	$2,243	$186,338
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$16,669	$33,391	$23,069	$28,949	$31,939	$50,478	$2,243	$186,738
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$14,987	$107,557	$49,997	$13,025	$100,303	$160,860	$10,129	$456,858
OAEM	—	—	—	—	—	2,144	—	2,144
Substandard	—	—	—	—	360	11,400	—	11,760
Doubtful	—	—	—	—	—	—	—	—
	$14,987	$107,557	$49,997	$13,025	$100,663	$174,404	$10,129	$470,762
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$979	$979

Residential – 1 to 4 Family
Performing	$23,858	$41,054	$40,929	$43,545	$89,960	$180,938	$5,948	$426,232
Nonperforming	—	—	—	388	614	721	—	1,723
	$23,858	$41,054	$40,929	$43,933	$90,574	$181,659	$5,948	$427,955
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$11,107	$36,566	$49,007	$64,539	$106,222	$198,716	$—	$466,157
Nonperforming	—	—	—	478	—	294	—	772
	$11,107	$36,566	$49,007	$65,017	$106,222	$199,010	$—	$466,929
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$21,572	$63,599	$13,870	$4,761	$53,349	$61,539	$—	$218,690
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$21,572	$63,599	$13,870	$4,761	$53,349	$61,539	$—	$218,690
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$216	$—	$—	$3,281	$9	$3,506
Nonperforming	—	—	—	—	—	151	—	151
	$—	$—	$216	$—	$—	$3,432	$9	$3,657
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$89,961	$289,582	$178,087	$158,974	$384,430	$677,472	$252,855	$2,031,361

As of June 30, 2026, the Company was in the process of foreclosing on 13 residential 1 to 4 family loans with a principal balance of $3.3 million.

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

Modifications to Borrowers Experiencing Financial Difficulty

During the periods ended June 30, 2026 and 2025, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands except share and per share data)		(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$12,241	$8,283	$24,085	$16,061
Less: Dividend on series B preferred stock	(5)	(5)	(10)	(10)
Net income available to common shareholders	12,236	8,278	24,075	16,051
Basic weighted-average common shares outstanding	11,725,654	11,843,328	11,716,114	11,839,856
Basic earnings per common share	$1.04	$0.70	$2.05	$1.36
Diluted earnings per common share
Net income available to common shares	$12,236	$8,278	$24,075	$16,051
Add: Dividend on series B preferred stock	5	5	10	10
Net income available to diluted common shares	12,241	8,283	24,085	16,061
Basic weighted-average common shares outstanding	11,725,654	11,843,328	11,716,114	11,839,856
Dilutive potential common shares	196,743	164,896	196,972	167,738
Diluted weighted-average common shares outstanding	11,922,397	12,008,224	11,913,086	12,007,594
Diluted earnings per common share	$1.03	$0.69	$2.02	$1.34

During the six months ended  June 30, 2026 and 2025, there were 0 and 322,755 weighted average options outstanding, respectively, that were not included in the computation of diluted EPS because these options were anti-dilutive.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of June 30, 2026
Corporate debt obligations	$—	$503	$—	$503
Residential mortgage-backed securities	—	3,546	—	3,546
Total	$—	$4,049	$—	$4,049
As of December 31, 2025
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	4,246	—	4,246
Total	$—	$4,746	$—	$4,746

For the six months ended June 30, 2026, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and six months ended June 30, 2026 and 2025.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of June 30, 2026
Collateral-dependent loans	$—	$—	$1,754	$1,754
OREO	—	—	6,762	6,762
As of December 31, 2025
Collateral-dependent loans	$—	$—	$2,672	$2,672
OREO	—	—	2,862	2,862

Collateral-dependent loans are those loans that are accounted for under ASC 326, Financial Instruments - Credit Losses ("ASC 326"), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties that collateralize the loans to determine the net realizable value, less costs to sell (a range of 5% to 10%) and other costs, such as unpaid real estate taxes, that have been identified. If the loan balance exceeds the fair value of the collateral, a specific reserve is applied and these assets are generally classified as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at June 30, 2026 and December 31, 2025:

	Carrying	Fair Value
June 30, 2026	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$10,245	$8,897	$—	$8,897	$—
Loans, net	1,996,737	2,006,769	—	2,001,710	5,059

Financial Liabilities:
Time deposits	$627,338	$626,859	$—	$626,859	$—
Borrowings	177,403	176,339	—	176,339	—

	Carrying	Fair Value
December 31, 2025	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$8,777	$7,487	$—	$7,487	$—
Loans, net	2,000,578	2,020,810	—	2,010,017	10,793

Financial Liabilities:
Time deposits	$661,833	$662,947	$—	$662,947	$—
Borrowings	143,403	145,748	—	145,748	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at June 30, 2026. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of June 30, 2026 and December 31, 2025, unused commitments to extend credit amounted to approximately $262.0 million and $189.8 million, respectively. At June 30, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures was $762.3 thousand and $829.1 thousand, respectively, a decrease of $66.8 thousand.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of June 30, 2026 and December 31, 2025, standby letters of credit with customers were $0.6 million, and $0.6 million, respectively.

On June 29, 2026, the Bank entered into an agreement with the FHLBNY for a Municipal Letter of Credit ("MLOC") of $110.0 million. The MLOC is used to pledge against public deposits and the MLOC expires on July 23, 2026. There were no outstanding borrowings on the letters of credit as of June 30, 2026.

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

At June 30, 2026 and December 31, 2025, deposit balances from cannabis customers were approximately $61.1 million and $61.9 million, or 3.5% and 3.5% of total deposits, respectively, with two customers accounting for 27.1% and 30.7% of the total at June 30, 2026 and December 31, 2025.  At June 30, 2026 and December 31, 2025, there were cannabis-related loans in the amounts of $50.9 million and $47.0 million, respectively.

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

At June 30, 2026, we had total assets of $2.30 billion, and total equity of $346.1 million. Net income available to common shareholders for the three and six months ended June 30, 2026 was $12.2 million, and $24.1 million, respectively.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Income: Our net income available to common shareholders for the three months ended June 30, 2026 increased $4.0 million, or 47.8%, to $12.2 million, compared to $8.3 million for the three months ended June 30, 2025.  Earnings per share were $1.04 per basic common share and $1.03 per diluted common share for the three months ended June 30, 2026, compared to $0.70 per basic common share and $0.69 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income and a decrease in the provision for credit losses, partially offset by an increase in non-interest expense.

Net Interest Income: Our net interest income was $23.0 million for the second quarter of 2026 compared to $17.9 million for the second quarter of 2025, an increase of $5.1 million, or 28.8%. Net interest income increased during the three months ended June 30, 2026, primarily due to an increase in interest and fees on loans, and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest on deposits with banks.  Interest income increased $3.4 million, or 9.8%, during the three months ended June 30, 2026 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $4.2 million in interest and fees on loans, due to higher loan balances and market interest rates.  Interest from deposits with banks decreased $0.8 million during the three months ended June 30, 2026 as compared to the same period in the prior year, primarily due to lower average cash balances held at the Federal Reserve Bank ("FRB") and lower interest earning rates. The increase in net interest income was also due to a decrease in interest expense on deposits during the three months ended June 30, 2026 of $1.4 million, or 9.3%, primarily due to a decrease in interest rates, partially offset by an increase in balances outstanding.  Interest expense on borrowings decreased during the three months ended June 30, 2026, by $0.3 million, or 31.3%, as compared to the same period in the prior year, due to a decrease in interest rates paid on borrowings, partially offset by an increase in balances outstanding.

Provision for credit losses: For the three months ended June 30, 2026, the provision for credit losses was $0.7 million, compared to a provision for credit losses of $1.0 million for the three months ended June 30, 2025, a decrease of $0.3 million. The decrease in the provision for credit losses for the three months ended June 30, 2026, was due to a decrease in loan balance during the three months ended June 30, 2026, as compared to an increase in loan balances during the same period in 2025, partially offset by an increase in charge-offs during the three months ended June 30, 2026.  The increase in charge-offs was primarily due to one Commercial Non-owner Occupied, distressed office building, which was repossessed and transferred to Other Real Estate Owned.

Non-interest Income: Our non-interest income was $0.9 million for the three months ended June 30, 2026, an increase of $61.0 thousand, compared to $0.8 million for the three months ended June 30, 2025. The increase is primarily attributable to an increase in bank owned life insurance ("BOLI") income, compared to the same period in 2025.

Non-interest Expense: Our non-interest expense increased $0.2 million, or 3.6%, for the three months ended June 30, 2026, from the three months ended June 30, 2025, to $6.9 million.  The increase was primarily driven by an increase in compensation and benefits of $0.3 million, and an increase in other operating expense of $0.1 million, partially offset by a decrease in data processing expense of $0.2 million, for the three months ended June 30, 2026, compared to the same period in 2025.

Income Tax: Income tax expense was $4.0 million on income before taxes of $16.3 million for the three months ended June 30, 2026, resulting in an effective tax rate of 24.9%, compared to income tax expense of $2.7 million on income before taxes of $11.0 million for the same period of 2025, resulting in an effective tax rate of 24.9%.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Income: Our net income available to common shareholders for the six months ended June 30, 2026 increased $8.0 million, or 50.0%, to $24.1 million, compared to $16.1 million for the six months ended June 30, 2025.  Earnings per share were $2.05 per basic common share and $2.02 per diluted common share for the six months ended June 30, 2026, compared to $1.36 per basic common share and $1.34 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income and a decrease in provision for credit losses, partially offset by an increase in non-interest expense.

Net Interest Income: Our net interest income was $45.1 million for the six months ended June 30, 2026  compared to $34.5 million for the six months ended June 30, 2025, an increase of $10.7 million, or 30.9%. Net interest income increased during the six months ended June 30, 2026, primarily due to an increase in interest and fees on loans, and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest on deposits with banks.  Interest income increased $6.5 million, or 9.5%, during the six months ended June 30, 2026 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $8.6 million in interest and fees on loans, due to higher loan balances and market interest rates.  Interest from deposits with banks decreased $2.0 million during the six months ended June 30, 2026 as compared to the same period in the prior year, primarily due to lower average cash balances held at the Federal Reserve Bank ("FRB") and lower interest earning rates. The increase in net interest income was also due to a decrease in interest expense on deposits during the six months ended June 30, 2026 of $3.1 million, or 10.4%, primarily due to a decrease in interest rates, partially offset by an increase in balances outstanding.  Interest expense on borrowings decreased during the six months ended June 30, 2026, by $1.0 million, or 24.4%, as compared to the same period in the prior year, due to a decrease in interest rates paid on borrowings and, to a lesser extent, a decrease in the average borrowings during the period.

Provision for credit losses: For the six months ended June 30, 2026, the provision for credit losses was $0.9 million, compared to a provision for credit losses of $1.6 million for the six months ended June 30, 2025, a decrease of $0.7 million. The decrease in the provision for credit losses for the six months ended June 30, 2026, was primarily due to a decrease in loan balances from December 31, 2025, partially offset by an increase in charge-offs during the six months ended June 30, 2026.

Non-interest Income: Our non-interest income was $1.7 million for the six months ended June 30, 2026, an increase of $0.1 million, compared to $1.6 million for the six months ended June 30, 2025. The increase is primarily attributable to an increase in bank owned life insurance ("BOLI") income, compared to the same period in 2025.

Non-interest Expense: Our non-interest expense increased $0.9 million, or 6.9%, for the six months ended June 30, 2026, from the six months ended June 30, 2025, to $14.1 million.  The increase was primarily driven by an increase in compensation and benefits of $0.7 million, and an increase in other operating expense of $0.5 million, partially offset by a decrease in data processing expense of $0.3 million, for the six months ended June 30, 2026, compared to the same period in 2025.

Income Tax: Income tax expense was $7.8 million on income before taxes of $31.9 million for the six months ended June 30, 2026, resulting in an effective tax rate of 24.4%, compared to income tax expense of $5.3 million on income before taxes of $21.3 million for the same period of 2025, resulting in an effective tax rate of 24.7%.

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

	For the Three Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$2,049,533	$36,956	7.23%	$1,890,100	$32,756	6.95%
Investment securities**	23,155	237	4.11%	21,774	232	4.28%
Interest bearing deposits	140,297	1,257	3.59%	187,655	2,036	4.35%
Total interest-earning assets	2,212,985	38,450	6.97%	2,099,529	35,024	6.69%
Other assets	78,804			65,925
Allowance for credit losses	(35,054)			(33,183)
Total assets	$2,256,735			$2,132,271
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$101,447	$503	1.99%	$53,529	$89	0.67%
Money markets	786,703	7,364	3.76%	753,218	8,321	4.43%
Savings	45,003	121	1.07%	52,213	140	1.07%
Time deposits	451,549	4,144	3.68%	499,118	5,397	4.34%
Brokered certificates of deposit	165,298	1,604	3.89%	111,460	1,197	4.31%
Total interest-bearing deposits	1,550,000	13,736	3.55%	1,469,538	15,144	4.13%
Borrowings	168,007	1,705	4.07%	155,398	2,009	5.19%
Total interest-bearing liabilities	1,718,007	15,441	3.61%	1,624,936	17,153	4.23%
Non-interest bearing deposits	177,128			176,590
Other liabilities	18,887			19,778
Total non-interest bearing liabilities	196,015			196,368
Equity	342,713			310,967
Total liabilities and shareholders’ equity	$2,256,735			$2,132,271
Net interest income		$23,009			$17,871
Interest rate spread			3.36%			2.46%
Net interest margin			4.17%			3.41%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

	For the Six Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$2,042,391	$72,847	7.19%	$1,884,379	$64,232	6.87%
Investment securities**	22,251	459	4.16%	22,058	520	4.75%
Interest bearing deposits	117,529	2,084	3.58%	190,892	4,118	4.35%
Total interest-earning assets	2,182,171	75,390	6.97%	2,097,329	68,870	6.62%
Other assets	76,647			64,886
Allowance for credit losses	(34,937)			(32,933)
Total assets	$2,223,881			$2,129,282
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$97,096	$888	1.84%	$59,731	$260	0.88%
Money markets	772,881	14,305	3.73%	723,392	15,963	4.45%
Savings	44,728	239	1.08%	53,450	287	1.08%
Time deposits	463,684	8,683	3.78%	492,260	10,817	4.43%
Brokered certificates of deposit	157,724	3,049	3.90%	136,832	2,985	4.40%
Total interest-bearing deposits	1,536,113	27,164	3.57%	1,465,665	30,312	4.17%
Borrowings	151,740	3,085	4.10%	157,623	4,080	5.22%
Total interest-bearing liabilities	1,687,853	30,249	3.61%	1,623,288	34,392	4.28%
Non-interest bearing deposits	178,403			178,811
Other liabilities	20,153			19,352
Total non-interest bearing liabilities	198,556			198,163
Equity	337,472			307,831
Total liabilities and shareholders’ equity	$2,223,881			$2,129,282
Net interest income		$45,141			$34,478
Interest rate spread			3.36%			2.34%
Net interest margin			4.17%			3.32%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

Financial Condition

General

At June 30, 2026, the Company’s total assets were $2.30 billion, an increase of $53.6 million, or 2.40%, from December 31, 2025. The increase in total assets was primarily attributable to an increase in cash and cash equivalents of $47.9 million, and an increase in other real estate owned of $3.9 million, partially offset by a decrease in net loans of $3.8 million.  Cash and cash equivalents increased $47.9 million, or 30.5%, primarily due to an increase in FHLBNY borrowings of $34.0 million, and the decrease in gross loans of $3.9 million.

Total liabilities were $1.96 billion at June 30, 2026. This represented a $32.1 million, or 1.7%, increase, from $1.92 billion at December 31, 2025. The increase in total liabilities was primarily due to an increase in FHLBNY borrowings of $34.0 million, or 26.2%, to $164.0 million at June 30, 2026.

Total equity was $346.1 million and $324.5 million at June 30, 2026 and December 31, 2025, respectively, an increase of $21.6 million from December 31, 2025. The increase was primarily due to the retention of earnings, partially offset by the payment of $4.5 million of cash dividends.

The following table presents certain key condensed balance sheet data as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$204,723	$156,863	$47,860	30.5%
Investment securities	14,294	13,523	771	5.7%
Loans, net of unearned income	2,031,361	2,035,227	(3,866)	(0.2)%
Allowance for credit losses	(34,624)	(34,649)	25	(0.1)%
Total assets	2,303,049	2,249,436	53,613	2.4%
Total deposits	1,759,603	1,758,669	934	0.1%
FHLBNY borrowings	164,000	130,000	34,000	26.2%
Subordinated debt	13,403	13,403	—	0.0%
Total liabilities	1,956,980	1,924,918	32,062	1.7%
Total equity	346,069	324,518	21,551	6.6%
Total liabilities and equity	2,303,049	2,249,436	53,613	2.4%

Cash and cash equivalents

Cash and cash equivalents increased $47.9 million to $204.7 million at June 30, 2026 from $156.9 million at December 31, 2025, an increase of 30.5%. The increase was primarily due to an increase in FHLBNY borrowings, and a decrease in gross loan balance.

Investment securities

Total investment securities increased to $14.3 million at June 30, 2026, from $13.5 million at December 31, 2025, an increase of $0.8 million or 5.7%. The increase was attributed to the purchase of a $1.5 million security for CRA purposes, partially offset by normal pay downs of securities.  For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable decreased to $2.03 billion at June 30, 2026, from $2.04 billion at December 31, 2025, a decrease of $3.9 million, or 0.2%. The decrease was primarily due to decreases in the residential - 1 to 4 family, and residential 1 to 4 family investment loan portfolios, partially offset by an increase in the residential - multifamily loan portfolio.  Loans receivable as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
		Loans to total		Loans to total
	Amount	Loans	Amount	Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$36,628	1.8%	$38,672	1.9%	$(2,044)	(5.3)%
Construction	220,002	10.8%	212,307	10.4%	7,695	3.6%
Real Estate Mortgage:
Commercial – Owner Occupied	186,738	9.2%	182,529	9.0%	4,209	2.3%
Commercial – Non-owner Occupied	470,762	23.2%	478,295	23.5%	(7,533)	(1.6)%
Residential – 1 to 4 Family	427,955	21.1%	451,463	22.2%	(23,508)	(5.2)%
Residential – 1 to 4 Family Investment	466,929	23.0%	494,228	24.3%	(27,299)	(5.5)%
Residential – Multifamily	218,690	10.8%	173,611	8.5%	45,079	26.0%
Consumer	3,657	0.2%	4,122	0.2%	(465)	(11.3)%
Total Loans	$2,031,361	100.0%	$2,035,227	100.0%	$(3,866)	(0.2)%

Deposits

At June 30, 2026, total deposits increased to $1.76 billion from $1.76 billion at December 31, 2025, an increase of $0.9 million, or 0.1%. The increase in deposits was primarily due to an increase in money market deposits of $49.3 million, of which $13.1 million were brokered deposits, partially offset by decrease in time deposits of $34.5 million, $9.4 million in checking deposits, and $3.3 million in noninterest-bearing deposits.

	June 30,	December 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$193,186	$196,506	$(3,320)	(1.7)%
Interest-bearing
Checking	100,503	109,861	(9,358)	(8.5)%
Savings	43,401	44,551	(1,150)	(2.6)%
Money market	795,175	745,918	49,257	6.6%
Time deposits	627,338	661,833	(34,495)	(5.2)%
Total deposits	$1,759,603	$1,758,669	$934	0.1%
Estimated uninsured deposits	$724,199	$728,398	$(4,199)	(0.6)%
Total brokered deposits	$244,617	$215,329	$29,288	13.6%

Borrowings

Total borrowings were $177.4 million at June 30, 2026 and $143.4 million at December 31, 2025.  The increase in borrowings during 2026 is due to an increase of $34.0 million in FHLBNY advances.  At June 30, 2026, all of the outstanding FHLBNY advances had short-term maturities.

Equity

Total equity increased to $346.1 million at June 30, 2026 from $324.5 million at December 31, 2025, an increase of $21.6 million, or 6.6%, primarily due to the retention of earnings from the period, partially offset by the payment of $4.5 million of cash dividends.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At June 30, 2026, our cash position was $204.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.

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

We also use brokered deposits as a funding source. The Bank primarily utilizes brokered relationships with Wells Fargo, Piper Sandler, and Stonecastle.  As of June 30, 2026, the Company had $194.5 million of brokered deposits resulting from these relationships. For an additional source of brokered liquidity, the Bank joined the IntraFi Financial Network. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of June 30, 2026, the Company had $50.1 million sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of June 30, 2026, the Company had lines of credit with the FHLBNY of $659.2 million, of which $164.0 million was outstanding, and an additional $110.0 million from a letter of credit for securing public funds, of which zero was outstanding as of June 30, 2026. The remaining borrowing capacity was $385.2 million at June 30, 2026.  As of June 30, 2026, the Company had a borrowing capacity through the FRB discount window of $390.6 million. There were no borrowings outstanding from the FRB as of June 30, 2026.  Our diversity of funding capacity results in the Bank's ability to cover 132.8% of estimated uninsured deposits at June 30, 2026.

We had outstanding loan commitments of $184.3 million at June 30, 2026. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the six months ended June 30, 2026 and 2025.

Cash provided by operating activities was $19.3 million during the six months ended June 30, 2026, compared to $13.8 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in net income, partially offset by the increase in accrued interest receivable and other assets and the decrease in accrued interest payable and other accrued liabilities.

Cash used in investing activities was $3.7 million during the six months ended June 30, 2026, compared to cash used in investing activities of $64.2 million in the same period last year. The decrease in cash used in the investing activities during the six months ended June 30, 2026, was primarily due to the decrease in cash outflow from the origination of loans, and the decrease in the net purchase of FHLBNY restricted stock.

Cash provided by financing activities was $32.2 million during the six months ended June 30, 2026, compared to $13.2 million in the same period last year. The increase in cash provided by financing activities during the six months ended June 30, 2026, was primarily due to an increase in FHLBNY borrowings, partially offset by a decrease in noninterest-bearing deposits, and a decrease in the growth of interest-bearing deposits.

Capital Adequacy

We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $21.6 million at June 30, 2026, from December 31, 2025, primarily from the Company’s net income of $24.1 million for the period, net of common and preferred stock dividends of $4.5 million.

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

Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At June 30, 2026, the Bank and the Company were both considered “well capitalized”.

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at June 30, 2026:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$359,350	15.92%	$358,246	15.88%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Absecon Gardens Condominium Association v. Parke Bank Matter

Absecon Gardens Condominium Association v. Parke Bank, One Mechanic Street, et al, Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATLL-2321-21. The Company is the successor to the interests of the developer of the Absecon Gardens Condominium project in Absecon NJ. Some of the unit owners have suggested that the Company is responsible for contributions and/or repair for alleged damages purportedly relating to construction. The owners filed a Complaint, alleging that the damages total approximately $1.7 million. The matter is in discovery so it is difficult to determine whether that amount accurately reflects the claimed damages, or whether the Company is in any way culpable for the damages.  A Court ordered remediation was performed in June 2026, however a settlement was not able to be negotiated.  The court will determine next steps.  At this time it is too early to predict whether an unfavorable outcome will result.  As such, no accrual for losses has been recorded for this item based on internal evaluation under ASC 450.  The Company is vigorously defending this matter.

Mori Restaurant LLC v. Parke Bank Matter

On May 20, 2014, Parke Bank (the "Bank") loaned Voorhees Diner Corporation ("VDC") the original principal sum of $1.0 million for purposes of tenant fit out, and operation, of the Voorhees Diner situated at 320 Route 73, Voorhees, New Jersey 08043. VDC leased the Diner property under that certain Lease with Mori Restaurant LLC ("Mori") dated May 20, 2014. In connection with the loan from the Bank and as security therefor, VDC pledged its leasehold interest to the Bank. On March 6, 2015, the loan was modified, and the principal amount of the loan was increased to $1.4 million. On January 8, 2020, the Bank declared VDC in default of its loan obligations. Judgment was entered against VDC and in favor of the Bank, and the court appointed Alan I. Gould, Esquire, as the Receiver for the Voorhees Diner Corporation. Mr. Gould subsequently caused VDC's leasehold interest in the Diner property to be sold at sheriffs sale. The Bank's REO subsidiary, 320 Route 73 LLC, was the successful bidder and took title thereto. Mori Restaurant has filed counterclaims against 320 Route 73 LLC and the Bank for rent allegedly accruing due during the period that the Receiver was in possession of the premises. As to all of Mori Restaurant’s claims, the Bank defendants’ primary, but not exclusive, defense in this matter is that, pursuant to that certain Fee Owner Consent executed by and between Mori Restaurant and the Bank, in November 2014, the lease between VDC and Mori Restaurant was terminated as a matter of law and neither the Bank nor 320 Route 73 LLC have liability to Mori Restaurant under the lease or otherwise. In August 2024, Parke Bank filed an amended complaint asserting claims against Mori for breach of the Assignment of Leases and default under the mortgage loan documents. Mori sought summary judgement on, among other things, its claims for possession of the diner and against the Bank's affirmative claims. The court determined that the Lease remained binding on 320 Route 73 LLC and that 320 Route 73 LLC was liable to Mori for rent under the Lease during its period of possession. The court also ruled that Mori was entitled to repossess the diner.  In November 2025, Mori repossessed the diner.  The court did not determine damages and reserved all damages issues for trial, which is scheduled for September 2026.  The Bank denies liability beyond the court's rulings to date and will continue to vigorously defend this matter.  As such, no accrual for losses has been recorded for this item based on internal evaluation under ASC 450.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Unregistered Sales of Equity Securities. Not Applicable.

(b)         Use of Proceeds. Not Applicable.

(c)         There were no repurchases of securities during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes in the procedures by which security holders may recommend nominees to the Board of Directors during the quarter ended June 30, 2026.

During the six months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

PARKE BANCORP, INC.

Date:	August 5, 2026	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)