Form 10-Q
period 2026-09-30
PARKE BANCORP, INC.
filed 2026-11-04
CIK 1315399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

Yes ☐                 No ☒

As of November 2, 2026, there were 11,778,311 shares of the registrant's common stock ($0.10 par value) outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands except per share data)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$10,037	$7,738
Interest bearing deposits with banks	158,620	149,125
Cash and cash equivalents	168,657	156,863
Investment securities available for sale, at fair value	3,604	4,746
Investment securities held to maturity, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025 (fair value of $8,321 at September 30, 2026 and $7,487 at December 31, 2025)	10,222	8,777
Total investment securities	13,826	13,523
Loans, net of unearned income	2,096,082	2,035,227
Less: Allowance for credit losses	(35,438)	(34,649)
Net loans	2,060,644	2,000,578
Accrued interest receivable	11,696	11,257
Premises and equipment, net	5,450	5,506
Restricted stock	9,803	8,085
Bank owned life insurance (BOLI)	36,045	35,320
Deferred tax asset	10,755	10,719
Other real estate owned (OREO)	7,242	2,862
Other	8,480	4,723
Total assets	$2,332,598	$2,249,436
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$194,556	$196,506
Interest-bearing deposits	1,582,239	1,562,163
Total deposits	1,776,795	1,758,669
FHLBNY borrowings	165,000	130,000
Subordinated debentures	13,403	13,403
Accrued interest payable	4,621	4,575
Other	16,642	18,271
Total liabilities	1,976,461	1,924,918
Shareholders' Equity
Preferred stock, 1,000,000 shares authorized, $1,000 liquidation value Series B non-cumulative convertible; 325 shares outstanding at September 30, 2026 and December 31, 2025	325	325
Common stock, $0.10 par value; authorized 15,000,000 shares; Issued: 12,558,287 shares and 12,425,768 shares at September 30, 2026 and December 31, 2025, respectively	1,256	1,243
Additional paid-in capital	141,565	139,268
Retained earnings	227,084	197,671
Accumulated other comprehensive loss	(304)	(200)
Treasury stock, 784,522 shares at September 30, 2026 and December 31, 2025, at cost	(13,789)	(13,789)
Total shareholders’ equity	356,137	324,518
Total liabilities and shareholders' equity	$2,332,598	$2,249,436

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$37,036	$34,910	$109,884	$99,142
Interest and dividends on investments	259	218	718	738
Interest on deposits with banks	1,374	1,381	3,458	5,499
Total interest income	38,669	36,509	114,060	105,379
Interest expense:
Interest on deposits	13,951	15,385	41,116	45,698
Interest on borrowings	1,691	960	4,776	5,039
Total interest expense	15,642	16,345	45,892	50,737
Net interest income	23,027	20,164	68,168	54,642
Provision for credit losses	968	364	1,846	1,938
Net interest income after provision for credit losses	22,059	19,800	66,322	52,704
Non-interest income
Service fees on deposit accounts	268	305	834	925
Other loan fees	265	188	594	510
Bank owned life insurance income	255	173	725	507
Other	183	184	548	546
Total non-interest income	971	850	2,701	2,488
Non-interest expense
Compensation and benefits	3,531	3,318	10,796	9,873
Professional services	(86)	890	1,192	2,255
Occupancy and equipment	773	688	2,264	2,052
Data processing	376	429	964	1,274
FDIC insurance and other assessments	380	356	1,122	1,090
OREO expense	419	92	550	319
Other operating expense	1,381	1,391	4,022	3,520
Total non-interest expense	6,774	7,164	20,910	20,383
Income before income tax expense	16,256	13,486	48,113	34,809
Income tax expense	4,087	2,856	11,860	8,118
Net income attributable to Company	12,169	10,630	36,253	26,691
Less: Preferred stock dividend	(5)	(5)	(15)	(15)
Net income available to common shareholders	$12,164	$10,625	$36,238	$26,676
Earnings per common share
Basic	$1.04	$0.90	$3.09	$2.26
Diluted	$1.02	$0.89	$3.04	$2.23
Weighted average common shares outstanding
Basic	11,739,484	11,773,473	11,723,904	11,816,577
Diluted	11,952,306	11,958,108	11,926,159	11,989,947

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to the Company	$12,169	$10,630	$36,253	$26,691
Unrealized (loss) gain on investment securities	(136)	32	(140)	149
Tax impact on unrealized loss (gain)	35	(8)	36	(39)
Total unrealized (loss) gain on investment securities	(101)	24	(104)	110
Comprehensive income attributable to the Company	$12,068	$10,654	$36,149	$26,801

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(Dollars in thousands except share data)

Three and Nine months ended September 30, 2026

							Accumulated
	Shares of		Shares of		Additional		Other		Total
	Preferred Stock	Preferred	Common Stock	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	issued	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Three Months Ended
Balance, June 30, 2026	325	$325	12,545,792	$1,255	$141,206	$217,275	$(203)	$(13,789)	$346,069
Net income attributable to the company	—	—	—	—	—	12,169	—	—	12,169
Common stock options exercised	—	—	12,495	1	264	—	—	—	265
Other comprehensive loss	—	—	—	—	—	—	(101)	—	(101)
Stock compensation expense	—	—	—	—	95	—	—	—	95
Dividend on preferred stock ($15.00 per share)	—	—	—	—	—	(5)	—	—	(5)
Dividend on common stock ($0.20 per share)	—	—	—	—	—	(2,355)	—	—	(2,355)
Balance, September 30, 2026	325	$325	12,558,287	$1,256	$141,565	$227,084	$(304)	$(13,789)	$356,137
Nine Months Ended
Balance, December 31, 2025	325	$325	12,425,768	$1,243	$139,268	$197,671	$(200)	$(13,789)	$324,518
Net income attributable to the company	—	—	—	—	—	36,253	—	—	36,253
Common stock options exercised	—	—	132,519	13	2,028	—	—	—	2,041
Other comprehensive loss	—	—	—	—	—	—	(104)	—	(104)
Stock compensation expense	—	—	—	—	269	—	—	—	269
Dividend on preferred stock ($45.00 per share)	—	—	—	—	—	(15)	—	—	(15)
Dividend on common stock ($0.58 per share)	—	—	—	—	—	(6,825)	—	—	(6,825)
Balance, September 30, 2026	325	$325	12,558,287	$1,256	$141,565	$227,084	$(304)	$(13,789)	$356,137

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

See accompanying notes to the unaudited consolidated financial statements

Parke Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$36,253	$26,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342	395
Provision for credit losses	1,846	1,938
Bank owned life insurance income	(725)	(507)
Net accretion of purchase premiums and discounts on securities	(38)	(30)
Stock based compensation	269	179
Net changes in:
Increase in accrued interest receivable and other assets	(4,195)	(1,501)
Decrease in accrued interest payable and other accrued liabilities	(1,642)	(2,052)
Net cash provided by operating activities	32,110	25,113
Cash Flows from Investing Activities:
Repayments and maturities of investment securities available for sale	989	1,119
Repayments and maturities of investment securities held to maturity	109	460
Purchase of investment securities	(1,503)	(500)
Net increase in loans	(66,234)	(91,995)
Purchases of bank premises and equipment	(286)	(549)
Bank owned life insurance additional purchase	—	(3,370)
Redemptions of restricted stock	3,355	10,813
Purchases of restricted stock	(5,073)	(7,560)
Net cash used in investing activities	(68,643)	(91,582)
Cash Flows from Financing Activities:
Cash dividends	(6,840)	(6,414)
Treasury stock purchase	—	(6,483)
Proceeds from exercise of stock options	2,041	650
Excise tax payment on purchase of treasury stock	—	(29)
Repayment of sub debt	—	(30,000)
Decrease in FHLBNY long-term borrowings	—	(20,000)
Net increase (decrease) in FHLBNY term borrowings	35,000	(55,000)
Net (decrease) increase in noninterest-bearing deposits	(1,950)	734
Net increase in interest-bearing deposits	20,076	120,797
Net cash provided by financing activities	48,327	4,255
Net increase (decrease) in cash and cash equivalents	11,794	(62,214)
Cash and Cash Equivalents, January 1,	156,863	221,527
Cash and Cash Equivalents, September 30,	$168,657	$159,313

Supplemental Disclosure of Cash Flow Information:
Interest paid	$45,846	$53,516
Income taxes paid	$16,570	$7,932

Non-cash Investing and Financing Items
Loans transferred to OREO	$4,380	$—
Accrued dividends payable	$2,359	$2,087

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

The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying interim financial statements for the three and nine months ended September 30, 2026 and 2025 are unaudited. The balance sheet as of December 31, 2025, was derived from the audited financial statements. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year or any other period.

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

The following table presents segment profit and significant expenses.

Community Banking Segment
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest income	$38,669	$36,509	$114,060	$105,379
Total interest expense	15,642	16,345	45,892	50,737
Provision for credit losses	968	364	1,846	1,938
Net interest income after provision for credit losses	22,059	19,800	66,322	52,704

Total non-interest income	971	850	2,701	2,488
Total non-interest expense	6,774	7,164	20,910	20,383
Income before income tax expense	16,256	13,486	48,113	34,809
Income tax expense	4,087	2,856	11,860	8,118
Net income attributable to the Company	$12,169	$10,630	$36,253	$26,691
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$12,169	$10,630	$36,253	$26,691

NOTE 3. INVESTMENT SECURITIES

The following is a summary of the Company's investments in available for sale and held to maturity securities as of September 30, 2026 and December 31, 2025. None of the securities shown below required an allowance for credit losses.

		Gross	Gross
	Amortized	unrealized	unrealized
As of September 30, 2026	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$3,513	$6	$410	$3,109
Corporate debt obligations	500	—	5	495
Total available for sale	$4,013	$6	$415	$3,604

Held to maturity:
Residential mortgage-backed securities	$4,650	$—	$1,213	$3,437
States and political subdivisions	5,572	—	688	4,884
Total held to maturity	$10,222	$—	$1,901	$8,321

		Gross	Gross
	Amortized	unrealized	unrealized
As of December 31, 2025	cost	gains	losses	Fair value
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$4,515	$10	$279	$4,246
Corporate debt obligations	500	—	—	500
Total available for sale	$5,015	$10	$279	$4,746

Held to maturity:
Residential mortgage-backed securities	$4,753	$—	$945	$3,808
States and political subdivisions	4,024	—	345	3,679
Total held to maturity	$8,777	$—	$1,290	$7,487

The amortized cost and fair value of debt securities classified as available for sale and held to maturity, by contractual maturity as of September 30, 2026 are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available for sale:
Due within one year	$9	$7
Due after one year through five years	1,036	939
Due after five years through ten years	1,233	1,133
Due after ten years	1,735	1,525
Total available for sale	$4,013	$3,604

Held to maturity:
Due within one year	$1,609	$1,563
Due after one year through five years	—	—
Due after five years through ten years	2,469	1,932
Due after ten years	6,144	4,826
Total held to maturity	$10,222	$8,321

Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalty.

The Company did not sell any securities during the three and nine months ended September 30, 2026 and 2025. The following tables show the gross unrealized losses and fair value of the Company's available for sale investments for which an allowance for credit losses has not been recorded, which are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

As of September 30, 2026	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousand)
Available for sale:
Residential mortgage-backed securities	$103	$3	$2,795	$407	$2,898	$410
Corporate debt obligations	495	5	—	—	495	5
Total available for sale	$598	$8	$2,795	$407	$3,393	$415

As of December 31, 2025	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for sale:
Residential mortgage-backed securities	$46	$—	$3,816	$279	$3,862	$279
Total available for sale	$46	$—	$3,816	$279	$3,862	$279

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

The Company’s unrealized loss for the debt securities classified as available for sale is comprised of 16 securities in the less than 12 months loss position and 11 securities in the 12 months or greater loss position at September 30, 2026. These securities, with the exception of one corporate security, are mortgage-backed securities that had unrealized losses issued or guaranteed by the US government or US government sponsored entities. The unrealized losses associated with those mortgage-backed securities are generally driven by changes in interest rates and are not due to credit losses given the explicit or implicit guarantees provided by the U.S. government.  The corporate security is issued by an FDIC insured financial institution, and the security has an investment grade credit rating.  Therefore, the unrealized loss is driven by changes in interest rates and is not due to a credit loss.

The Company classifies the held-to-maturity debt securities into the following major security types: residential mortgage backed, and state and political subdivisions. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis. Based on the credit ratings of our held-to-maturity securities and our historical experience including no losses, we have determined that an allowance for credit loss on the held-to-maturity portfolio is not required. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, the Company does not consider the unrealized loss in these securities to be credit losses at September 30, 2026.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

At September 30, 2026 and December 31, 2025, the Company had $2.10 billion and $2.04 billion, respectively, in loans receivable outstanding. Outstanding balances include $0.6 million and $0.03 million at September 30, 2026 and December 31, 2025, respectively, for net deferred loan costs, and unamortized discounts.

The portfolio segments of loans receivable at September 30, 2026 and December 31, 2025, consist of the following:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial and Industrial	$39,916	$38,672
Construction	231,322	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	193,199	182,529
Commercial – Non-owner Occupied	505,299	478,295
Residential – 1 to 4 Family	419,557	451,463
Residential – 1 to 4 Family Investment	459,015	494,228
Residential – Multifamily	244,280	173,611
Consumer	3,494	4,122
Total Loans receivable	2,096,082	2,035,227
Allowance for credit losses on loans	(35,438)	(34,649)
Total loans receivable, net of allowance for credit losses on loans	$2,060,644	$2,000,578

An age analysis of past due loans by class at September 30, 2026 and December 31, 2025 is as follows:

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
September 30, 2026	Due	Due	Days	Past Due	Current	Loans
	(Dollars in Thousands)
Commercial and Industrial	$—	$—	$671	$671	$39,245	$39,916
Construction	—	—	1,091	1,091	230,231	231,322
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	192,799	193,199
Commercial – Non-owner Occupied	—	249	600	849	504,450	505,299
Residential – 1 to 4 Family	—	1,292	2,235	3,527	416,030	419,557
Residential – 1 to 4 Family Investment	—	840	679	1,519	457,496	459,015
Residential – Multifamily	—	—	—	—	244,280	244,280
Consumer	—	31	151	182	3,312	3,494
Total Loans	$—	$2,412	$5,827	$8,239	$2,087,843	$2,096,082

	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total		Total
December 31, 2025	Due	Due	Days	Past Due	Current	Loans
	(Dollars in thousands)
Commercial and Industrial	$—	$—	$688	$688	$37,984	$38,672
Construction	—	—	1,091	1,091	211,216	212,307
Real Estate Mortgage:
Commercial – Owner Occupied	—	—	400	400	182,129	182,529
Commercial – Non-owner Occupied	—	1,122	3,668	4,790	473,505	478,295
Residential – 1 to 4 Family	—	1,434	2,965	4,399	447,064	451,463
Residential – 1 to 4 Family Investment	—	896	1,840	2,736	491,492	494,228
Residential – Multifamily	—	—	—	—	173,611	173,611
Consumer	—	32	141	173	3,949	4,122
Total Loans	$—	$3,484	$10,793	$14,277	$2,020,950	$2,035,227

The following table provides the amortized cost of loans on nonaccrual status:

	September 30, 2026
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$671	$671	$—	$671
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	243	357	600	—	600
Residential - 1 to 4 Family	2,136	99	2,235	—	2,235
Residential - 1 to 4 Family Investment	679	—	679	—	679
Residential - Multifamily	—	—	—	—	—
Consumer	151	—	151	—	151
Total	$4,700	$1,127	$5,827	$—	$5,827

	December 31, 2025
				Loans Past Due
	Nonaccrual	Nonaccrual	Total	Over 90 Days	Total
(amounts in thousands)	with no ACL	with ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$688	$688	$—	$688
Construction	1,091	—	1,091	—	1,091
Commercial - Owner Occupied	400	—	400	—	400
Commercial - Non-owner Occupied	1,109	2,559	3,668	—	3,668
Residential - 1 to 4 Family	2,965	—	2,965	—	2,965
Residential - 1 to 4 Family Investment	1,840	—	1,840	—	1,840
Residential - Multifamily	—	—	—	—	—
Consumer	141	—	141	—	141
Total	$7,546	$3,247	$10,793	$—	$10,793

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities and is adjusted through the provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures was $888.0 thousand and $829.1 thousand, respectively, on exposures totaling $246.9 million and $189.8 million, respectively.  During the three and nine months ended September 30, 2026 and 2025 , we recorded a provision for credit losses of $125.7 thousand and $232.5 thousand, and a provision for credit losses on off balance sheet exposures of $58.9 thousand and $612.2 thousand, respectively.

Allowance for Credit Losses (ACL)

The following tables present the information regarding the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

			Real Estate Mortgage
			Commercial	Commercial		Residential
	Commercial		Owner	Non-owner	Residential	1 to 4 Family	Residential
	and Industrial	Construction	Occupied	Occupied	1 to 4 Family	Investment	Multifamily	Consumer	Total
	(Dollars in thousands)
Three months ended September 30, 2026
June 30, 2026	$990	$4,185	$2,631	$8,228	$7,676	$7,927	$2,931	$56	$34,624
Charge-offs	—	—	—	(30)	—	—	—	—	(30)
Recoveries	2	—	—	—	—	—	—	—	2
Provisions (benefits)	57	(181)	(44)	1,356	(62)	(470)	190	(4)	842
Ending Balance at September 30, 2026	$1,049	$4,004	$2,587	$9,554	$7,614	$7,457	$3,121	$52	$35,438
Nine months ended September 30, 2026
December 31, 2025	$1,008	$4,032	$2,239	$9,661	$8,205	$7,601	$1,845	$58	$34,649
Charge-offs	—	—	—	(1,008)	—	—	—	—	(1,008)
Recoveries	10	—	—	—	—	—	—	—	10
Provisions (benefits)	31	(28)	348	901	(591)	(144)	1,276	(6)	1,787
Ending Balance at September 30, 2026	$1,049	$4,004	$2,587	$9,554	$7,614	$7,457	$3,121	$52	$35,438

For the three months ended September 30, 2026, the increase to the Commercial Non-owner Occupied segment was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors within the portfolio segment.  The provision benefit to the Residential 1 to 4 Family Investment portfolio was due to a decrease in the portfolios' concentration level which resulted in the decrease of the qualitative factors for this segment.

For the nine months ended September 30, 2026, the increase to the Commercial Owner-Occupied and the Residential Multifamily segments was due to an increase in the qualitative factors due to an increase in the portfolios' balance that increased the loan exposure and also caused changes to the qualitative factors within the portfolio segments.  The increase in the Commercial Non-owner Occupied segment was due to an increase in the vintage loss factor attributed to the increase in the charge off.  The provision benefit during the nine months ended September 30, 2026 to the Residential 1 to 4 Family segment is due to a decrease in the portfolio's balance.

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

During the quarter, the increase to the Construction, and the Commercial Non-Owner Occupied portfolio's was due to an increase in the portfolio balances that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.  The provision benefit during the quarter to the Residential 1 to 4 Family Investment portfolio was due to a decrease in the problem loan balance which caused a decrease in the qualitative factor.  The decrease in the Residential Multifamily portfolio segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

For the nine months ended  September 30, 2025, the increase to the Construction, and the Commercial Non-Owner Occupied portfolio's was due to an increase in the portfolio balance that increased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segment.  The provision benefit during the nine months ended September 30, 2025 to the Residential 1 to 4 Family segment, the Residential 1 to 4 Family Investment segment, and the Residential Multifamily segment is due to a decrease in the portfolio balance that decreased the loan exposure and also caused changes to the qualitative factors related to concentration levels within the portfolio segments.

Collateral-Dependent Loans

The following table presents the collateral-dependent loans by portfolio segment and collateral type at September 30, 2026:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$671	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	600	—	—
Residential - 1 to 4 Family	2,235	—	—
Residential - 1 to 4 Family Investment	679	—	—
Residential - Multifamily	—	—	—
Consumer	151	—	—
Total	$5,827	$—	$—

The following table presents the collateral-dependent loans by portfolio segment and collateral type at December 31, 2025:

		Business
(amounts in thousands)	Real Estate	Assets	Other
Commercial and Industrial	$688	$—	$—
Construction	1,091	—	—
Commercial - Owner Occupied	400	—	—
Commercial - Non-owner Occupied	3,668	—	—
Residential - 1 to 4 Family	2,965	—	—
Residential - 1 to 4 Family Investment	1,840	—	—
Residential - Multifamily	—	—	—
Consumer	141	—	—
Total	$10,793	$—	$—

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

The following tables provide an analysis of loans by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses, as of September 30, 2026.

							Revolving
							Loans at
(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and Industrial
Pass	$3,862	$4,767	$604	$2,887	$227	$4,511	$22,387	$39,245
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	394	—	277	671
Doubtful	—	—	—	—	—	—	—	—
	$3,862	$4,767	$604	$2,887	$621	$4,511	$22,664	$39,916
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$—	$—	$—	$—	$993	$192	$229,046	$230,231
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,091	—	1,091
Doubtful	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$993	$1,283	$229,046	$231,322
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Owner Occupied
Pass	$25,461	$35,175	$24,635	$28,403	$29,227	$47,182	$2,716	$192,799
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	400	—	400
Doubtful	—	—	—	—	—	—	—	—
	$25,461	$35,175	$24,635	$28,403	$29,227	$47,582	$2,716	$193,199
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial – Non-owner Occupied
Pass	$34,695	$107,188	$66,666	$12,881	$96,809	$158,345	$14,883	$491,467
OAEM	—	—	—	—	—	2,133	—	2,133
Substandard	—	—	—	—	357	11,342	—	11,699
Doubtful	—	—	—	—	—	—	—	—
	$34,695	$107,188	$66,666	$12,881	$97,166	$171,820	$14,883	$505,299
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1,008	$1,008

Residential – 1 to 4 Family
Performing	$30,361	$41,313	$39,739	$103,660	$87,520	$108,755	$5,974	$417,322
Nonperforming	—	—	—	388	613	1,234	—	2,235
	$30,361	$41,313	$39,739	$104,048	$88,133	$109,989	$5,974	$419,557
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – 1 to 4 Family Investment
Performing	$23,245	$35,538	$44,564	$61,422	$102,259	$191,308	$—	$458,336
Nonperforming	—	—	—	386	—	293	—	679
	$23,245	$35,538	$44,564	$61,808	$102,259	$191,601	$—	$459,015
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential – Multifamily
Pass	$48,907	$63,452	$13,828	$4,736	$53,174	$60,183	$—	$244,280
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$48,907	$63,452	$13,828	$4,736	$53,174	$60,183	$—	$244,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$211	$—	$—	$3,125	$7	$3,343
Nonperforming	—	—	—	—	—	151	—	151
	$—	$—	$211	$—	$—	$3,276	$7	$3,494
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Loan Receivable	$166,531	$287,433	$190,247	$214,763	$371,573	$590,245	$275,290	$2,096,082

As of September 30, 2026, the Company was in the process of foreclosing on 19 residential 1 to 4 family loans with a principal balance of $4.7 million.

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

Modifications to Borrowers Experiencing Financial Difficulty

During the periods ended September 30, 2026 and 2025, the Company did not make any modifications to borrowers experiencing financial difficulty.

NOTE 5. EARNINGS PER SHARE (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands except share and per share data)		(Dollars in thousands except share and per share data)
Basic earnings per common share
Net income available to the Company	$12,169	$10,630	$36,253	$26,691
Less: Dividend on series B preferred stock	(5)	(5)	(15)	(15)
Net income available to common shareholders	12,164	10,625	36,238	26,676
Basic weighted-average common shares outstanding	11,739,484	11,773,473	11,723,904	11,816,577
Basic earnings per common share	$1.04	$0.90	$3.09	$2.26
Diluted earnings per common share
Net income available to common shares	$12,164	$10,625	$36,238	$26,676
Add: Dividend on series B preferred stock	5	5	15	15
Net income available to diluted common shares	12,169	10,630	36,253	26,691
Basic weighted-average common shares outstanding	11,739,484	11,773,473	11,723,904	11,816,577
Dilutive potential common shares	212,822	184,635	202,255	173,370
Diluted weighted-average common shares outstanding	11,952,306	11,958,108	11,926,159	11,989,947
Diluted earnings per common share	$1.02	$0.89	$3.04	$2.23

During the nine months ended  September 30, 2026 and 2025, there were 0 and 185,750 weighted average options outstanding, respectively, that were not included in the computation of diluted EPS because these options were anti-dilutive.

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

Investments in Available for Sale Securities:

Where quoted prices are available in an active market, securities or other assets are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security or available for sale loans, then fair values are provided by independent third-party valuation services. These valuation services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure that they are representative of exit prices in the Company’s principal markets. Securities in Level 2 are mortgage-backed securities and a corporate security.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for Sale Securities
As of September 30, 2026
Corporate debt obligations	$—	$495	$—	$495
Residential mortgage-backed securities	—	3,109	—	3,109
Total	$—	$3,604	$—	$3,604
As of December 31, 2025
Corporate debt obligations	$—	$500	$—	$500
Residential mortgage-backed securities	—	4,246	—	4,246
Total	$—	$4,746	$—	$4,746

For the nine months ended September 30, 2026, there were no transfers between the levels within the fair value hierarchy. There were no level 3 assets or liabilities held during the three and nine months ended September 30, 2026 and 2025.

Fair Value on a Non-recurring Basis:

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial Assets	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
As of September 30, 2026
Collateral-dependent loans	$—	$—	$1,754	$1,754
OREO	—	—	7,242	7,242
As of December 31, 2025
Collateral-dependent loans	$—	$—	$2,672	$2,672
OREO	—	—	2,862	2,862

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

The following table summarizes the carrying amounts and fair values for financial instruments that are not carried at fair value at September 30, 2026 and December 31, 2025:

	Carrying	Fair Value
September 30, 2026	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$10,222	$8,321	$—	$8,321	$—
Loans, net	2,060,644	2,047,056	—	2,041,229	5,827

Financial Liabilities:
Time deposits	$583,079	$581,728	$—	$581,728	$—
Borrowings	178,403	177,544	—	177,544	—

	Carrying	Fair Value
December 31, 2025	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Investment securities HTM	$8,777	$7,487	$—	$7,487	$—
Loans, net	2,000,578	2,020,810	—	2,010,017	10,793

Financial Liabilities:
Time deposits	$661,833	$662,947	$—	$662,947	$—
Borrowings	143,403	145,748	—	145,748	—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial properties. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to fund fixed-rate loans were immaterial at September 30, 2026. Variable-rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. As of September 30, 2026 and December 31, 2025, unused commitments to extend credit amounted to approximately $246.9 million and $189.8 million, respectively. At September 30, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures was $888.0 thousand and $829.1 thousand, respectively, an increase of $58.9 thousand.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2026 and December 31, 2025, standby letters of credit with customers were zero, and $0.6 million, respectively.

As of  September 30, 2026, the Bank entered into agreements with the FHLBNY for Municipal Letters of Credit ("MLOC") totaling $105.0 million. The MLOC's are used to pledge against public deposits and the MLOC's expire on December 21, 2026. There were no outstanding borrowings on the letters of credit as of September 30, 2026.

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

At September 30, 2026 and December 31, 2025, deposit balances from cannabis customers were approximately $64.0 million and $61.9 million, or 3.6% and 3.5% of total deposits, respectively, with four customers accounting for 42.1% and 45.7% of the total at September 30, 2026 and December 31, 2025.  At September 30, 2026 and December 31, 2025, there were cannabis-related loans in the amounts of $52.0 million and $47.0 million, respectively.

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

Financial institutions can be affected by changing conditions in the real estate and financial markets. The effects of geopolitical instability, including the conflicts between the U.S./Israel and Iran, Russia and Ukraine, and Israel and Hezbollah/Hamas, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, higher tariffs, and higher interest rates may meaningfully impact loan production, income levels, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. Our lending relationships are primarily with small to mid-sized businesses and individual consumers residing in and around southern New Jersey, Philadelphia, Pennsylvania, New York, New York, and South Carolina. We focus our lending efforts primarily in three lending areas: residential mortgage loans, commercial mortgage loans, and construction loans. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of our loan portfolio, results of operations and future growth potential.

Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depends largely on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary, trade, tariff, and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position.

Changes in interest rates also can affect our ability to originate loans, our ability to obtain and retain deposits, and the value of interest-earning assets, and the ability to realize gains from the sale of such assets, which could all negatively impact shareholders' equity and regulatory capital.

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

At September 30, 2026, we had total assets of $2.33 billion, and total equity of $356.1 million. Net income available to common shareholders for the three and nine months ended September 30, 2026 was $12.2 million, and $36.2 million, respectively.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Income: Our net income available to common shareholders for the three months ended September 30, 2026 increased $1.5 million, or 14.5%, to $12.2 million, compared to $10.6 million for the three months ended September 30, 2025.  Earnings per share were $1.04 per basic common share and $1.02 per diluted common share for the three months ended September 30, 2026, compared to $0.90 per basic common share and $0.89 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income and a decrease in non-interest expense, partially offset by an increase in the provision for credit losses.

Net Interest Income: Our net interest income was $23.0 million for the third quarter of 2026 compared to $20.2 million for the third quarter of 2025, an increase of $2.9 million, or 14.2%.  Net interest income increased during the three months ended September 30, 2026, primarily due to an increase in interest and fees on loans, and a decrease in interest expense on deposits, partially offset by an increase in interest on borrowings.  Interest income increased $2.2 million, or 5.9%, during the three months ended September 30, 2026 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $2.1 million in interest and fees on loans, due to higher loan balances and market interest rates.  The increase in net interest income was also due to a decrease in interest expense on deposits during the three months ended September 30, 2026 of $1.4 million, or 9.3%, primarily due to a decrease in interest rates.  Interest expense on borrowings increased during the three months ended September 30, 2026, by $0.7 million, or 76.2%, as compared to the same period in the prior year, due to an increase in Federal Home Loan Bank of New York ("FHLBNY") borrowings outstanding.

Provision for credit losses: For the three months ended September 30, 2026, the provision for credit losses was $1.0 million, compared to a provision for credit losses of $0.4 million for the three months ended September 30, 2025, an increase of $0.6 million. The increase in the provision for credit losses for the three months ended September 30, 2026, was due to an increase in loan balances during the three months ended September 30, 2026, as compared to an increase in loan balances during the same period in 2025.

Non-interest Income: Our non-interest income was $1.0 million for the three months ended September 30, 2026, an increase of $0.1 million, or 14.2%, compared to $0.9 million for the three months ended September 30, 2025.  The increase is primarily attributable to an increase in bank owned life insurance ("BOLI") income, and an increase in loan fees, partially offset by a decrease in service fees on deposit accounts, compared to the same period in 2025.

Non-interest Expense: Our non-interest expense decreased $0.4 million, or 5.4%, for the three months ended September 30, 2026, from the three months ended September 30, 2025, to $6.8 million.  The decrease was primarily driven by a decrease in professional services expense of $1.0 million, partially offset by an increase in compensation and benefits of $0.2 million, and an increase in OREO expense of $0.3 million.  The decrease in professional services expense was primarily due to a $0.3 million transfer of OREO related legal fees to OREO expense, and a $0.6 million decrease in other professional fees attributed to changes in a previous contractual arrangement that resulted in a reduction to the overall contract cost.

Income Tax: Income tax expense was $4.1 million on income before taxes of $16.3 million for the three months ended September 30, 2026, resulting in an effective tax rate of 25.1%, compared to income tax expense of $2.9 million on income before taxes of $13.5 million for the same period of 2025, resulting in an effective tax rate of 21.2%.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Income: Our net income available to common shareholders for the nine months ended September 30, 2026 increased $9.6 million, or 35.8%, to $36.2 million, compared to $26.7 million for the nine months ended September 30, 2025.  Earnings per share were $3.09 per basic common share and $3.04 per diluted common share for the nine months ended September 30, 2026, compared to $2.26 per basic common share and $2.23 per diluted common share for the same period last year. The increase was primarily due to an increase in net interest income, and an increase in non-interest income, partially offset by an increase in non-interest expense, and an increase in income tax expense.

Net Interest Income: Our net interest income was $68.2 million for the nine months ended September 30, 2026  compared to $54.6 million for the nine months ended September 30, 2025, an increase of $13.5 million, or 24.8%. Net interest income increased during the nine months ended September 30, 2026, primarily due to an increase in interest and fees on loans, and a decrease in interest expense on deposits and borrowings, partially offset by a decrease in interest on deposits with banks.  Interest income increased $8.7 million, or 8.2%, during the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase in interest income was primarily due to an increase of $10.7 million in interest and fees on loans, due to higher loan balances and market interest rates.  Interest from deposits with banks decreased $2.0 million during the nine months ended September 30, 2026 as compared to the same period in the prior year, primarily due to lower average cash balances held at the Federal Reserve Bank ("FRB") and lower interest earning rates. The increase in net interest income was also due to a decrease in interest expense on deposits during the nine months ended September 30, 2026 of $4.6 million, or 10.0%, primarily due to a decrease in interest rates, partially offset by an increase in balances outstanding.  Interest expense on borrowings decreased during the nine months ended September 30, 2026, by $0.3 million, or 5.2%, as compared to the same period in the prior year, due to a decrease in interest rates paid on borrowings, partially offset by an increase in average borrowings during the period.

Provision for credit losses: For the nine months ended September 30, 2026, the provision for credit losses was $1.8 million, compared to a provision for credit losses of $1.9 million for the nine months ended September 30, 2025, a decrease of $0.1 million.  The provision for credit losses for the nine months ended September 30, 2026, is driven by the increase in the gross loan balance of $60.9 million, partially offset by the charge off $1.0 million.

Non-interest Income: Our non-interest income was $2.7 million for the nine months ended September 30, 2026, an increase of $0.2 million, compared to $2.5 million for the nine months ended September 30, 2025. The increase is primarily attributable to an increase in bank owned life insurance ("BOLI") income, compared to the same period in 2025.

Non-interest Expense: Our non-interest expense increased $0.5 million, or 2.6%, for the nine months ended September 30, 2026, from the nine months ended September 30, 2025, to $20.9 million.  The increase in non-interest expense was primarily due to an increase in compensation and benefits of $0.9 million, and an increase in other operating expense of $0.5 million, partially offset by a decrease in professional services expense of $1.1 million, and a decrease in data processing expense of $0.3 million, compared to the nine months ended September 30, 2025.  The increase in compensation and benefits is primarily due to the increase in staff levels, and annual wage growth.  The increase in other operating expense is primarily due to an increase in travel expense, miscellaneous loan expenses, and miscellaneous operating expenses.  The decrease in professional services expense is primarily due to a $0.6 million decrease in legal fees, and a $0.4 million decrease in other professional fees attributed to lower BSA related consulting expense.  The decrease in data processing expense is primarily due to lower core banking system expense.

Income Tax: Income tax expense was $11.9 million on income before taxes of $48.1 million for the nine months ended September 30, 2026, resulting in an effective tax rate of 24.7%, compared to income tax expense of $8.1 million on income before taxes of $34.8 million for the same period of 2025, resulting in an effective tax rate of 23.3%.

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

The following tables present the average daily balances of assets, liabilities and equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average annualized rates, for the periods indicated.

	For the Three Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$2,055,334	$37,036	7.15%	$1,941,937	$34,910	7.13%
Investment securities**	23,576	259	4.36%	18,988	218	4.55%
Interest bearing deposits	148,957	1,374	3.66%	128,496	1,381	4.26%
Total interest-earning assets	2,227,867	38,669	6.89%	2,089,421	36,509	6.93%
Other assets	83,965			66,182
Allowance for credit losses	(34,773)			(33,840)
Total assets	$2,277,059			$2,121,763
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$109,168	$669	2.43%	$50,144	$84	0.67%
Money markets	787,625	7,448	3.75%	845,767	9,095	4.27%
Savings	41,933	115	1.08%	48,936	128	1.04%
Time deposits	428,767	3,891	3.60%	492,628	5,100	4.11%
Brokered certificates of deposit	181,745	1,828	3.99%	91,657	978	4.23%
Total interest-bearing deposits	1,549,238	13,951	3.57%	1,529,132	15,385	3.99%
Borrowings	163,729	1,691	4.10%	76,119	960	5.00%
Total interest-bearing liabilities	1,712,967	15,642	3.63%	1,605,251	16,345	4.04%
Non-interest bearing deposits	191,732			182,116
Other liabilities	19,031			19,601
Total non-interest bearing liabilities	210,763			201,717
Equity	353,329			314,795
Total liabilities and shareholders’ equity	$2,277,059			$2,121,763
Net interest income		$23,027			$20,164
Interest rate spread			3.26%			2.89%
Net interest margin			4.10%			3.83%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

	For the Nine Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
Assets
Loans*	$2,046,753	$109,884	7.18%	$1,903,776	$99,142	6.96%
Investment securities**	22,698	718	4.23%	21,024	738	4.69%
Interest bearing deposits	128,120	3,458	3.61%	169,864	5,499	4.33%
Total interest-earning assets	2,197,571	114,060	6.94%	2,094,664	105,379	6.73%
Other assets	79,113			65,322
Allowance for credit losses	(34,882)			(33,238)
Total assets	$2,241,802			$2,126,748
Liabilities and Shareholders’ Equity
Interest bearing deposits:
Checking	$101,164	$1,558	2.06%	$56,500	$344	0.81%
Money markets	777,850	21,752	3.74%	764,632	25,060	4.38%
Savings	43,786	354	1.08%	51,929	415	1.07%
Time deposits	451,917	12,574	3.72%	492,384	15,917	4.32%
Brokered certificates of deposit	165,819	4,878	3.93%	121,609	3,962	4.36%
Total interest-bearing deposits	1,540,536	41,116	3.57%	1,487,054	45,698	4.11%
Borrowings	155,780	4,776	4.10%	130,156	5,039	5.18%
Total interest-bearing liabilities	1,696,316	45,892	3.62%	1,617,210	50,737	4.19%
Non-interest bearing deposits	182,894			179,924
Other liabilities	19,776			19,436
Total non-interest bearing liabilities	202,670			199,360
Equity	342,816			310,178
Total liabilities and shareholders’ equity	$2,241,802			$2,126,748
Net interest income		$68,168			$54,642
Interest rate spread			3.32%			2.54%
Net interest margin			4.15%			3.49%

*	The average balance of loans includes loans on nonaccrual.
**	Includes balances of FHLBNY and ACBB stock.

Financial Condition

General

At September 30, 2026, the Company’s total assets were $2.33 billion, an increase of $83.2 million, or 3.70%, from December 31, 2025. The increase in total assets was primarily attributable to an increase in cash and cash equivalents of $11.8 million, and an increase in net loans of $60.1 million.  Cash and cash equivalents increased $11.8 million, or 7.5%, primarily due to an increase in brokered deposits of $34.6 million, and an increase in FHLBNY borrowings of $35.0 million, partially offset by the increase in net loans of $60.1 million.

Total liabilities were $1.98 billion at September 30, 2026. This represented a $51.5 million, or 2.7%, increase, from $1.92 billion at December 31, 2025. The increase in total liabilities was primarily due to an increase in deposits of $18.1 million, or 1.0%, and an increase in FHLBNY borrowings of $35.0 million, or 26.9%, to $165.0 million at September 30, 2026.

Total equity was $356.1 million and $324.5 million at September 30, 2026 and December 31, 2025, respectively, an increase of $31.6 million from December 31, 2025. The increase was primarily due to the retention of earnings, partially offset by the payment of $6.9 million of cash dividends.

The following table presents certain key condensed balance sheet data as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025	Change	% Change
	(Dollars in thousands)
Cash and cash equivalents	$168,657	$156,863	$11,794	7.5%
Investment securities	13,826	13,523	303	2.2%
Loans, net of unearned income	2,096,082	2,035,227	60,855	3.0%
Allowance for credit losses	(35,438)	(34,649)	(789)	2.3%
Total assets	2,332,598	2,249,436	83,162	3.7%
Total deposits	1,776,795	1,758,669	18,126	1.0%
FHLBNY borrowings	165,000	130,000	35,000	26.9%
Subordinated debt	13,403	13,403	—	0.0%
Total liabilities	1,976,461	1,924,918	51,543	2.7%
Total equity	356,137	324,518	31,619	9.7%
Total liabilities and equity	2,332,598	2,249,436	83,162	3.7%

Cash and cash equivalents

Cash and cash equivalents increased $11.8 million to $168.7 million at September 30, 2026 from $156.9 million at December 31, 2025, an increase of 7.5%. The increase was primarily due to an increase in deposits, and an increase in FHLBNY borrowings, partially offset by an increase in gross loans.

Investment securities

Total investment securities increased to $13.8 million at September 30, 2026, from $13.5 million at December 31, 2025, an increase of $0.3 million or 2.2%. The increase was attributed to the purchase of a $1.5 million security for CRA purposes, partially offset by normal pay downs of securities.  For detailed information on the composition and maturity distribution of our investment portfolio, see NOTE 3 - Investment Securities in the notes to the unaudited consolidated financial statements.

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

Loans receivable: Loans receivable increased to $2.10 billion at September 30, 2026, from $2.04 billion at December 31, 2025, an increase of $60.9 million, or 3.0%. The increase was primarily due to increases in the residential - multifamily, commercial - non-owner occupied, construction, and commercial - owner occupied loan portfolios, partially offset by decreases in the residential - 1 to 4 family, and the residential - 1 to 4 family investment loan portfolios.  Loans receivable as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30, 2026		December 31, 2025
		Percentage of		Percentage of
		Loans to total		Loans to total
	Amount	Loans	Amount	Loans	$ Change	% Change
	(Dollars in thousands)
Commercial and Industrial	$39,916	1.9%	$38,672	1.9%	$1,244	3.2%
Construction	231,322	11.0%	212,307	10.4%	19,015	9.0%
Real Estate Mortgage:
Commercial – Owner Occupied	193,199	9.2%	182,529	9.0%	10,670	5.8%
Commercial – Non-owner Occupied	505,299	24.1%	478,295	23.5%	27,004	5.6%
Residential – 1 to 4 Family	419,557	20.0%	451,463	22.2%	(31,906)	(7.1)%
Residential – 1 to 4 Family Investment	459,015	21.9%	494,228	24.3%	(35,213)	(7.1)%
Residential – Multifamily	244,280	11.7%	173,611	8.5%	70,669	40.7%
Consumer	3,494	0.2%	4,122	0.2%	(628)	(15.2)%
Total Loans	$2,096,082	100.0%	$2,035,227	100.0%	$60,855	3.0%

Other Real Estate Owned

At September 30, 2026, other real estate owned increased to $7.2 million from $2.9 million at December 31, 2025, an increase of $4.4 million, or 153.1%.  The increase was primarily due to the repossession of a single family home for $3.9 million that was collateral for an existing OREO property.  Additionally, one residential loan for $0.5 million was foreclosed and transferred to OREO.

Deposits

At September 30, 2026, total deposits increased to $1.78 billion from $1.76 billion at December 31, 2025, an increase of $18.1 million, or 1.0%. The increase in deposits was primarily due to an increase in money market deposits of $87.1 million, of which $13.0 million were brokered deposits, and an increase in checking of $15.6 million, of which $28.6 million was brokered and partially offset by a decrease in non-brokered checking deposits of $13.0 million, partially offset by a decrease in time deposits of $78.8 million.

	September 30,	December 31,
	2026	2025	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing	$194,556	$196,506	$(1,950)	(1.0)%
Interest-bearing
Checking	125,430	109,861	15,569	14.2%
Savings	40,675	44,551	(3,876)	(8.7)%
Money market	833,055	745,918	87,137	11.7%
Time deposits	583,079	661,833	(78,754)	(11.9)%
Total deposits	$1,776,795	$1,758,669	$18,126	1.0%
Estimated uninsured deposits	$742,126	$728,398	$13,728	1.9%
Total brokered deposits	$252,234	$215,329	$36,905	17.1%

Borrowings

Total borrowings were $178.4 million at September 30, 2026 and $143.4 million at December 31, 2025.  The increase in borrowings during 2026 is due to an increase of $35.0 million in FHLBNY advances.  At September 30, 2026, all of the outstanding FHLBNY advances had short-term maturities.

Equity

Total equity increased to $356.1 million at September 30, 2026 from $324.5 million at December 31, 2025, an increase of $31.6 million, or 9.7%, primarily due to the retention of earnings from the period, partially offset by the payment of $6.9 million of cash dividends.

Liquidity and Capital Resources

Liquidity is a measure of our ability to generate cash to support asset growth, meet deposit withdrawals, satisfy other contractual obligations, and otherwise operate on an ongoing basis. At September 30, 2026, our cash position was $168.7 million. We invest cash that is in excess of our immediate operating needs primarily in our interest-bearing account at the Federal Reserve.

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

We also use brokered deposits as a funding source. The Bank primarily utilizes brokered relationships with Piper Sandler, and Stonecastle.  As of September 30, 2026, the Company had $178.6 million of brokered deposits resulting from these relationships. For an additional source of brokered liquidity, the Bank joined the IntraFi Financial Network. IntraFi provides the Bank an additional source of external funds through their weekly CDARS® settlement process, as well as their ICS® money market product. As of September 30, 2026, the Company had $73.7 million sourced from IntraFi. While deposit accounts comprise the vast majority of our funding needs, we maintain secured borrowing lines with the FHLBNY and the Federal Reserve Bank ("FRB"). As of September 30, 2026, the Company had lines of credit with the FHLBNY of $661.0 million, of which $165.0 million was outstanding, and an additional $105.0 million from a letter of credit for securing public funds, of which zero was outstanding as of September 30, 2026. The remaining borrowing capacity was $391.0 million at September 30, 2026.  As of September 30, 2026, the Company had a borrowing capacity through the FRB discount window of $368.3 million. There were no borrowings outstanding from the FRB as of September 30, 2026.  Our diversity of funding capacity results in the Bank's ability to cover 125.4% of estimated uninsured deposits at September 30, 2026.

We had outstanding loan commitments of $246.9 million at September 30, 2026. Our loan commitments are normally originated with the full amount of collateral. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The funding requirements for such commitments occur on a measured basis over time and would be funded by normal deposit growth.

The following is a discussion of our cash flows for the nine months ended September 30, 2026 and 2025.

Cash provided by operating activities was $32.1 million during the nine months ended September 30, 2026, compared to $25.1 million for the same period in the prior year. The increase in operating cash flow was primarily due to the increase in net income, partially offset by the increase in accrued interest receivable and other assets and the decrease in accrued interest payable and other accrued liabilities.

Cash used in investing activities was $68.6 million during the nine months ended September 30, 2026, compared to cash used in investing activities of $91.6 million in the same period last year. The decrease in cash used in the investing activities during the nine months ended September 30, 2026, was primarily due to the decrease in cash outflow from the origination of loans, the decrease in the purchase of bank owned life insurance policies, and the decrease in the net purchase of FHLBNY restricted stock.

Cash provided by financing activities was $48.3 million during the nine months ended September 30, 2026, compared to $4.3 million in the same period last year. The increase in cash provided by financing activities during the nine months ended September 30, 2026, was primarily due to an increase in FHLBNY borrowings, and the repayment of subordinated debt in the prior year, partially offset by a decrease in the growth of interest-bearing deposits.

Capital Adequacy

We utilize a comprehensive process for assessing the Company’s overall capital adequacy. We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations. We primarily manage our capital through the retention of earnings. We also use other means to manage our capital. Total equity increased $31.6 million at September 30, 2026, from December 31, 2025, primarily from the Company’s net income of $36.2 million for the period, net of common and preferred stock dividends of $6.9 million.

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

Under the capital rules issued by the Federal banking agencies, the Company and the Bank elected to exclude the effects of certain Accumulated Other Comprehensive Income (“AOCI”) items from its regulatory capital calculation. At September 30, 2026, the Bank and the Company were both considered “well capitalized”.

The following table presents the tier 1 regulatory capital leverage ratios of the Company and the Bank at September 30, 2026:

	Amount	Ratio	Amount	Ratio
	(Dollars in thousands except ratios)
	Company		Parke Bank
Tier 1 leverage	$369,518	16.23%	$368,263	16.17%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Absecon Gardens Condominium Association v. Parke Bank Matter

Absecon Gardens Condominium Association v. Parke Bank, One Mechanic Street, et al, Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATLL-2321-21. The Company is the successor to the interests of the developer of the Absecon Gardens Condominium project in Absecon NJ. Some of the unit owners have suggested that the Company is responsible for contributions and/or repair for alleged damages purportedly relating to construction. The owners filed a Complaint, alleging that the damages total approximately $1.7 million. Discovery has concluded and a Court ordered remediation was performed in June 2026, however a settlement was not able to be negotiated.  In September 2026, the judge directed the plaintiff to make a settlement demand.  At this time it is too early to predict whether an unfavorable outcome will result.  As such, no accrual for losses has been recorded for this item based on internal evaluation under ASC 450.  The Company is vigorously defending this matter.

Mori Restaurant LLC v. Parke Bank Matter

On May 20, 2014, Parke Bank (the "Bank") loaned Voorhees Diner Corporation ("VDC") the original principal sum of $1.0 million for purposes of tenant fit out, and operation, of the Voorhees Diner situated at 320 Route 73, Voorhees, New Jersey 08043. VDC leased the Diner property under that certain Lease with Mori Restaurant LLC ("Mori") dated May 20, 2014. In connection with the loan from the Bank and as security therefor, VDC pledged its leasehold interest to the Bank. On March 6, 2015, the loan was modified, and the principal amount of the loan was increased to $1.4 million. On January 8, 2020, the Bank declared VDC in default of its loan obligations. Judgment was entered against VDC and in favor of the Bank, and the court appointed Alan I. Gould, Esquire, as the Receiver for the Voorhees Diner Corporation. Mr. Gould subsequently caused VDC's leasehold interest in the Diner property to be sold at sheriffs sale. The Bank's REO subsidiary, 320 Route 73 LLC, was the successful bidder and took title thereto. Mori Restaurant has filed counterclaims against 320 Route 73 LLC and the Bank for rent allegedly accruing due during the period that the Receiver was in possession of the premises. As to all of Mori Restaurant’s claims, the Bank defendants’ primary, but not exclusive, defense in this matter is that, pursuant to that certain Fee Owner Consent executed by and between Mori Restaurant and the Bank, in November 2014, the lease between VDC and Mori Restaurant was terminated as a matter of law and neither the Bank nor 320 Route 73 LLC have liability to Mori Restaurant under the lease or otherwise. In August 2024, Parke Bank filed an amended complaint asserting claims against Mori for breach of the Assignment of Leases and default under the mortgage loan documents. Mori sought summary judgement on, among other things, its claims for possession of the diner and against the Bank's affirmative claims. The court determined that the Lease remained binding on 320 Route 73 LLC and that 320 Route 73 LLC was liable to Mori for rent under the Lease during its period of possession. The court also ruled that Mori was entitled to repossess the diner.  In November 2025, Mori repossessed the diner.  The court did not determine damages and reserved all damages issues for trial, which occurred in September 2026, however damages were not determined.  The judge requested a pretrial memo be prepared, and which is scheduled for November 2026.  The Bank denies liability beyond the court's rulings to date and will continue to vigorously defend this matter.  As such, no accrual for losses has been recorded for this item based on internal evaluation under ASC 450.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Unregistered Sales of Equity Securities. Not Applicable.

(b)         Use of Proceeds. Not Applicable.

(c)         There were no repurchases of securities during the quarter ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes in the procedures by which security holders may recommend nominees to the Board of Directors during the quarter ended September 30, 2026.

During the nine months ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(2) Incorporated by Reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2026.

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

PARKE BANCORP, INC.

Date:	November 4, 2026	/s/ Vito S. Pantilione
Vito S. Pantilione
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	/s/ Jonathan D. Hill
Jonathan D. Hill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)